Form 10-Q
period 2000-09-30
EVERGREEN SOLAR INC
filed 2000-12-15
CIK 947397

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


         (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended September 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-31687
                                                -------


                              Evergreen Solar, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                             04-3242254
   (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)


                               211 Second Avenue
                             Waltham, Massachusetts
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (781) 890-7117
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

      The registrant has been subject to such filing requirements since October 31, 2000, less than 90 days.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                            ------------------------

      As of December 11, 2000, there were 11,156,947 shares of common stock outstanding.

                              EVERGREEN SOLAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
      Consolidated Balance Sheets at December 31, 1999 and
         September 30, 2000 (unaudited) ..........................           3

      Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 1999 and 2000
         (unaudited)..............................................           5

      Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1999 and 2000 (unaudited)............           6

      Notes to Consolidated Financial Statements..................           7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS......................           9

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK.....................................................          23

PART II - OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS................          23

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.........................          25

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             Evergreen Solar, Inc.
                                 Balance Sheets
                      (in thousands except per share data)



                                                                                                                       Pro forma
                                                                                                                     as adjusted at
                                                                                                                      September 30,
                                                                                    December 31,     September 30,         2000
                                                                                       --------         --------         --------
                                                                                         1999             2000           (Note 8)
                                                                                       --------         --------         --------
                                                                                                               (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                          $  1,466         $  3,295         $ 41,535
    Short-term investments                                                               12,989           10,702           10,702
    Accounts receivable, net of allowance for doubtful accounts of $13 at December 31, 1999, September 30, 2000 (unaudited) and pro forma
      September 30, 2000 (unaudited)                                                        299              233              233
    Unbilled grant receivable                                                                96               43               43
    Subscription receivable for Series D preferred stock                                    400               --               --
    Inventory                                                                               134              298              298
    Other current assets                                                                    125              549                5
                                                                                       --------         --------         --------

            Total current assets                                                         15,509           15,120           52,816

Restricted cash                                                                                              464              464
Fixed assets, net                                                                           809            3,657            3,657
                                                                                       --------         --------         --------

            Total assets                                                               $ 16,318         $ 19,241         $ 56,937
                                                                                       ========         ========         ========
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
    Accounts payable                                                                   $    253         $    548         $    548
    Accrued expenses                                                                        252              374               60
    Accrued warranty                                                                         22               32               32
                                                                                       --------         --------         --------

            Total current liabilities                                                       527              954              640

Commitments

Redeemable convertible preferred stock:
    Series A redeemable convertible preferred stock, $0.01 par value,
       2,124,968 shares authorized, issued and outstanding at December 31,
      1999 and September 30, 2000 (unaudited); and none
      outstanding at September 30, 2000 on a pro forma basis (unaudited):
        Series A paid-in capital                                                          2,125            2,125               --
        Accretion to redemption value                                                       889            1,070               --
                                                                                       --------         --------         --------

                                                                                          3,014            3,195               --
    Series B redeemable convertible preferred stock, $0.01 par value,
      2,781,666 shares authorized, issued and outstanding at December 31,
      1999 and September 30, 2000 (unaudited); and none outstanding at September 30, 2000 on a pro forma basis (unaudited):
        Series B paid-in capital                                                          4,173            4,173               --
        Accretion to redemption value                                                     1,268            1,595               --
                                                                                       --------         --------         --------

                                                                                          5,441            5,768               --
    Series C redeemable convertible preferred stock, $.01 par value,
      3,500,000 shares authorized, and 3,442,547 issued and outstanding at
      December 31, 1999 and September 30, 2000 (unaudited);
      and none outstanding at September 30, 2000 on a pro forma basis
      (unaudited):
        Series C paid-in capital                                                          6,812            6,812               --
        Accretion to redemption value                                                       966            1,433               --
                                                                                       --------         --------         --------

                                                                                          7,778            8,245               --
    Series D redeemable convertible preferred stock, $.01 par value,
      10,000,000 shares authorized, and 5,243,323 and 7,343,323 issued and outstanding at December 31, 1999 and September 30, 2000 (unaudited), respectively; and none outstanding at September 30, 2000 on a pro forma basis (unaudited):
        Series D paid-in capital                                                         13,048           18,265               --
        Accretion to redemption value                                                        12            1,090               --
                                                                                       --------         --------         --------

                                                                                         13,060           19,355               --
                                                                                       --------         --------         --------

            Total redeemable convertible preferred stock                                 29,293           36,563               --
                                                                                       --------         --------         --------

Stockholders' equity (deficit):
    Common stock, $0.01 par value, 28,000,000 shares authorized,
      802,537, 908,705 and 8,156,945 shares issued and outstanding at
      December 31, 1999, September 30, 2000 (unaudited), and September 30, 2000
      on a pro forma basis (unaudited), respectively                                          8                9              112
    Additional paid-in capital                                                              400            1,604           70,886
    Accumulated deficit:
        Cumulative net income (loss) since inception                                    (10,475)         (13,668)         (13,668)
        Deferred compensation                                                              (300)          (1,033)          (1,033)
        Accretion of redeemable convertible preferred stock                              (3,135)          (5,188)              --
                                                                                       --------         --------         --------

            Total stockholders' equity (deficit)                                        (13,502)         (18,276)          56,297
                                                                                       --------         --------         --------

            Total liabilities, redeemable convertible preferred stock and
               stockholders' equity (deficit)                                          $ 16,318         $ 19,241         $ 56,937
                                                                                       ========         ========         ========



   The accompanying notes are an integral part of these financial statements.

                              Evergreen Solar, Inc.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                                                  -------------------     -------------------
                                                                                    1999        2000        1999        2000
                                                                                  -------     -------     -------     -------
Revenues:
    Product revenues                                                              $    40     $   109     $   121     $   206
    Research revenues                                                                 670         420       1,740       1,428
                                                                                  -------     -------     -------     -------

           Total revenues                                                             710         529       1,861       1,634

Operating expenses:
    Cost of product revenues (excluding stock-based compensation of $0 for the three and nine months ended September 30, 1999, and $13 and $20
      for the three and nine months ended September 30, 2000, respectively)           159         683         606       1,653
    Research and development expenses, including costs of research revenues
      (excluding stock-based compensation of $0 for the three and nine months ended September 30, 1999 and $30 and $79 for the three and nine months
      ended September 30, 2000, respectively)                                         888         766       2,222       2,461
    Selling, general and administrative expenses (excluding stock-based compensation of $0 for the three and nine months ended September 30, 1999 and $67 and $121 for the three and nine months ended September 30, 2000,
      respectively)                                                                   307         520         888       1,239
    Stock-based compensation expense                                                   --         110          --         220
                                                                                  -------     -------     -------     -------

           Total operating expenses                                                 1,354       2,079       3,716       5,573
                                                                                  -------     -------     -------     -------

           Operating income (loss)                                                   (644)     (1,550)     (1,855)     (3,939)

Net interest income                                                                    34         231         133         746
                                                                                  -------     -------     -------     -------

Net income (loss)                                                                    (610)     (1,319)     (1,722)     (3,193)

Accretion of redeemable convertible preferred stock                                   305         797         914       2,053
                                                                                  -------     -------     -------     -------

Net income (loss) attributable to common stockholders                             $  (915)    $(2,116)    $ 2,636     $(5,246)
                                                                                  =======     =======     =======     =======

Net income (loss) per common share (basic and diluted)                            $ (1.14)    $ (2.45)    $ (3.28)    $ (6.34)

Weighted average shares used in computing basic and diluted
  net income (loss) per common share                                                  803         864         803         827

Unaudited pro forma basic and diluted net income (loss) per common share                       $ (0.16)               $ (0.40)

Weighted average shares used in computing unaudited pro forma
  basic and diluted net income (loss) per common share                                           8,112                  8,075


   The accompanying notes are an integral part of these financial statements.

                              Evergreen Solar, Inc.
                            Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               ----------------------
                                                                                1999           2000
                                                                               -------       --------
Cash flows from operating activities:
    Net income (loss)                                                          $(1,722)      $ (3,193)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation expense                                                       182            191
        Accrued investment income                                                  138           (648)
        Interest expense converted to equity                                        --             --
        Issuance and revaluation of stock options to consultants                    --            176
        Compensation expense associated with employee stock options                 --            220
        Changes in operating assets and liabilities:
           Inventory and other current                                             (93)          (588)
           Accounts receivable                                                    (162)           119
           Accounts payable and accrued expenses                                  (118)           427
                                                                               -------       --------

           Net cash used in operating activities                                (1,775)        (3,296)

Cash flows from investing activities:
    Purchases of fixed assets                                                     (311)        (3,038)
    Purchases of investments                                                    (3,756)        (9,713)
    Proceeds from sale and maturity of investments                               5,802         12,648
                                                                               -------       --------

           Net cash provided by (used in) investing activities                   1,735           (103)

Cash flows from financing activities:
    Restricted cash                                                                 --           (464)
    Proceeds from the issuance of Series D Redeemable
      Convertible Preferred Stock                                                   --          5,617
    Proceeds from the exercise of stock options                                     --             75
                                                                               -------       --------

Net cash flow provided by financing activities                                      --          5,228

Net (decrease) increase in cash and cash equivalents                               (40)         1,829

Cash and cash equivalents at beginning of period                                   162          1,466
                                                                               -------       --------

Cash and cash equivalents at end of period                                     $   122       $  3,295
                                                                               =======       ========

Supplemental cash flow information:
    Interest paid                                                              $    --       $     --

Noncash transactions:
    Deferred compensation                                                      $    --       $    953


   The accompanying notes are an integral part of these financial statements.

1.    BASIS OF PRESENTATION

      The accompanying consolidated interim financial statements of Evergreen Solar, Inc. ("Evergreen Solar" or the "Company") are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements for the year ended December 31, 1999. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which are contained in Evergreen's registration statement which was filed with the Securities and Exchange Commission and became effective on October 31, 2000, filed with the Securities and Exchange Commission. The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at September 30, 2000, the results of operations for the three and nine month periods ended September 30, 1999 and 2000, and the cash flows for the nine month periods ended September 30, 1999 and 2000. The balance sheet at December 31, 1999 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2000.


2.    NET INCOME (LOSS) PER COMMON SHARE

      The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net loss per common share for the three and nine month periods ended September 30, 1999 and 2000 does not include 4,856,361 and 7,949,820 potential shares of common stock equivalents, respectively, as their inclusion would be antidilutive.

      Pro forma net loss per common share is calculated assuming the automatic conversion of all preferred stock outstanding at September 30, 2000, which converted automatically into 7,248,240 shares of common stock upon the completion of the Company's initial public offering. Therefore, accretion of redeemable preferred stock is excluded from the calculation of pro forma net loss per common share. The calculation of pro forma net loss per common share for the three and nine months ended September 30, 2000 does not include 701,580 potential shares of common stock equivalents, as their inclusion would be antidilutive. Certain previously reported amounts may have been reclassified to conform to the current method of presentation.

3.    INVENTORY

      Inventory consisted of finished goods of $124,000 and $218,000 and raw materials of $10,000 and $80,000 at December 31, 1999 and September 30, 2000, respectively.

4.    DEFERRED COMPENSATION AND EQUITY RELATED CHANGES

      For the twelve months ended December 31, 1999 and for the three and nine months ended September 30, 2000, the Company recorded $318,000 and $353,000 and $953,000, respectively, of deferred compensation related to stock option grants to employees. The deferred compensation represents differences between the estimated fair value of common stock on the date of grant and the exercise price. The deferred compensation is being amortized and charged to operations over the vesting period of the related options. Total employee stock option-related compensation expense was $110,000 and $220,000 for the three and nine months ended September 30, 2000, respectively.

5.    COMPREHENSIVE LOSS

      The Company adopted SFAS No. 130, "Reporting Comprehensive
      Income," effective January 1 1998. No differences exist between net loss and comprehensive loss.

6.    SEGMENT INFORMATION

      For the three and nine months ended September 30, 1999 and 2000, revenues generated from within the United States represented $704,000, $1.8 million, $436,000 and $1.5 million, respectively; and revenues generated from outside the United States represented $6,000, $31,000, $93,000 and $175,000, respectively.

      For the three and nine months ended September 30, 1999 and 2000, revenues from The Commonwealth of Massachusetts, National Institute of Standards and Technology, and National Renewable Energy Laboratory accounted for 14%, 19% and 64%; 17%, 17% and 59%; 0%, 27% and 49%; and 13%, 26% and 46%
      of total revenues, respectively.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices promulgated by the SEC. The Company has retroactively adopted the guidance of SAB 101 for all periods presented in these financial statements and such adoption did not have a significant impact on the financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard established accounting and reporting standards requiring the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, we expect the adoption of SFAS No. 133 will not have a material impact on our financial position or operating results.

      In March 2000, the FASB issued FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board ("APB") Opinion 25." FIN 44 clarifies the application of APB Opinion 25 and among other issues clarified the following: the definition of an employee for purposes of applying APB opinion 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modification to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

8.    SUBSEQUENT EVENTS

      On November 2, 2000 the Company extended its lease for the premises at 211 Second Avenue in Waltham, MA for six months until June 30, 2001. The future minimum lease and rental commitments as of September 30, 2000 under the aforementioned lease total $117,500.

      On November 7, 2000 the Company completed an initial public offering of 3,000,000 shares of common stock, $.01 par value per share, at an initial public offering price to the public of $14 per share. The offering resulted in net proceeds to the Company of approximately $38.0 million after deducting underwriting discounts and commissions of $2.9 million and offering expenses of approximately $1.1 million. The September 30, 2000 pro-forma as adjusted balance sheet shows the effect of this transaction assuming it took place on September 30, 2000. Accordingly, the pro forma as adjusted balance sheet reflects an increase in cash of $38.2 million, a reduction of other current assets of $544,000, a reduction of accrued expenses of $314,000 and an increase in equity of $38.0 million.

      Upon completion of the initial public offering, the Company's outstanding shares of convertible preferred stock converted into 7,248,240 shares of common stock. In addition, in connection with the initial public offering, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 30,000,000 and to authorize the issuance of up to an aggregate of 1,000,000 shares of undesignated preferred stock.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop, manufacture and market solar power products for the global marketplace. Solar cells are semiconductor devices that convert sunlight into electricity and form the building block for all solar power products. To date, our product sales have been primarily solar panels which have been used to generate electricity for on-grid and off-grid applications. Off-grid applications have included the electrification of rural homes, lighting for small, rural schools and power supplies for water pumping. More recently, an increasing percentage of our products have been used by on-grid customers as a clean, renewable source of alternative or supplemental electricity.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

      Revenues. Our product revenues for the three months ended September 30, 2000 were $109,000, an increase of $69,000, or 173%, from $40,000 for the same period in 1999. Our increase in product revenues was due to capacity expansions at our pilot manufacturing facility in Waltham, Massachusetts and the increase of commercial sales to Kawasaki as a result of our distribution and marketing arrangement with them. Research revenues for the three months ended September 30, 2000 were $420,000, a decrease of $250,000, or 37%, from $670,000 for the same period in 1999. The decline in research revenues reflects reduced expenditures on our research contracts, as two of our multi-year contracts neared completion.

      Cost of product revenues. Our cost of product revenues for the three months ended September 30, 2000 was $683,000, an increase of $524,000, or 329%, from $159,000 for the same period in 1999. Approximately three quarters of the increase was caused by increases in materials expense, salary expense and consulting fees. These increases were associated with the expansion of our pilot operations and our preparation for the expansion of our manufacturing operations to our new facility in early 2001.

      Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the three months ended September 30, 2000 were $766,000, a decrease of $122,000, or 14%, from $888,000 for the same period in 1999. The decline in our research and development expenses represents lower salary and materials expense as we shifted our emphasis from research contracts to expanding our manufacturing operations.

      Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended September 30, 2000 were $520,000, an increase of $213,000, or 69%, from $307,000 for the same period in 1999. Approximately three-quarters of the increase was due to higher rental expense due to the initiation of rent payments at our Marlborough, MA facility, while the remainder was due to increased salary expense from additional administrative personnel.

      Stock-based compensation expense. As of September 30, 2000, we had recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between fair market value of the common stock on the option grant date and the exercise price. These amounts are presented as a reduction of stockholders' equity and will be amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $120,000 and $230,000 for the three and nine months ended September 30, 2000, respectively. We expect to recognize stock-based compensation expenses for the grants made through September 30, 2000 of approximately $295,000 for each of the years ended December 31, 2000, 2001, 2002, $292,000 for the year ended December 31, 2003 and $76,000 for the year ended December 31, 2004.

Our stock-based compensation expense for the three months ended September 30, 2000 was $110,000. We recorded no stock-based compensation expense for the same period in 1999. The expense in the three months ended September 30, 2000 was due to amortization arising from options granted in 1999 and 2000.

      Net interest income. Our net interest income for the three months ended September 30, 2000 was $231,000, an increase of $197,000, or 579%, from $34,000 for the same period in 1999. The increase in interest income was due to higher average cash balances that resulted from the closing of a private financing in December 1999 and January 2000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

      Revenues. Our product revenues for the nine months ended September 30, 2000 were $206,000, an increase of $85,000, or 70%, from $121,000 for the same period in 1999. Our increase in product revenues was due to capacity expansions at our pilot manufacturing facility in Waltham, Massachusetts and the increase of commercial sales to Kawasaki as a result of our distribution and marketing arrangement with them. Research revenues for the nine months ended September 30, 2000 were $1.4 million, a decrease of $312,000, or 18%, from $1.7 million for the same period in 1999. The decline in research revenues reflects reduced expenditures on our research contracts, as two of our multi-year contracts neared completion.

      Cost of product revenues. Our cost of product revenues for the nine months ended September 30, 2000 was $1.7 million, an increase of $1.0 million, or 173%, from $606,000 for the same period in 1999. Approximately 40% of the increase was caused by an increase in materials expense with most of the remainder of the increase evenly divided between increases in salary expense and consulting fees. These increases were associated with the expansion of our pilot operations and our preparation for expansion of our manufacturing operations to our new facility to our facility in early 2001.

      Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the nine months ended September 30, 2000 were $2.5 million an increase of $239,000, or 11%, from $2.2 million for the same period in 1999. Most of the increase in research and development expenses was due to an increase in consulting fees, partially reduced by a decline in materials expense.

      Selling, general and administrative expenses. Our selling, general and administrative expenses for the nine months ended September 30, 2000 were $1.2 million an increase of $351,000, or 40%, from $888,000 for the same period in 1999. Approximately 60% of the increase was due to higher rental expense, while the remainder was due to increased professional fees and salary expense associated with the general growth of our selling and administrative functions.

      Stock-based compensation expense. Our stock-based compensation expense for the nine months ended September 30, 2000 was $220,000. We recorded no stock-based compensation expense for the same period in 1999. The expense in the nine months ended September 30, 2000 was due to amortization arising from options granted in 1999 and 2000.

      Net interest income. Our net interest income for the nine months ended September 30, 2000 was $746,000, an increase of $613,000, or 463%, from $133,000 for the same period in 1999. The increase in interest income was due to higher average cash balances that resulted from the closing of a private financing in December 1999 and January 2000.


LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and to a lesser extent from funds from operations, including primarily research revenues. At September 30, 2000, we had working capital of $14.2 million, and cash, cash equivalents and short-term investments of $14.0 million. On a pro forma as adjusted basis at September 30, 2000, we would have had working capital of $52.2 million and cash, cash equivalents and short-term investments of $52.2 million.

Net cash used in operating activities was $3.3 million for the nine months ended September 30, 2000. The increase in net cash used in operating activities for the nine months ended September 30, 2000 was primarily due to increases in our net loss and working capital associated with our capacity expansion. The net cash used in operating activities represents primarily net loss plus depreciation and changes in working capital.

Net cash used in investing activities was $103,000 for the nine months ended September 30, 2000. This cash represents purchases, sales and maturities of United States government-backed obligations with contractual maturities less than one year and capital expenditures. Capital expenditures were $3.0 million for the nine months ended September 30, 2000, an increase of $2.7 million from the same period in 1999. The increase in capital expenditures for the nine months ended September 30, 2000 was for equipment needed for our new manufacturing facility. As of September 30, 2000, our outstanding commitments for capital expenditures were $6.0 million.

On November 7, 2000 the Company completed an initial public offering of 3,000,000 shares of common stock, $.01 par value per share, at an initial public offering price to the public of $14 per share. The offering resulted in net proceeds to the Company of approximately $38.0 million, after deducting underwriting discounts and commissions of $2.9 million and offering expenses of approximately $1.1 million. The September 30, 2000 pro-forma as adjusted balance sheet shows the effect of this transaction assuming it took place on September 30, 2000 and all expenses were settled. Upon completion of the initial public offering all of the Company's outstanding shares of convertible preferred stock converted into 7,248,240 shares of common stock. In addition, in connection with the initial public offering, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 30,000,000 and to authorize the issuance of up to an aggregate of 1,000,000 shares of undesignated preferred stock.

Net cash provided by financing activities was $5.2 million for the nine months ended September 30, 2000. The cash provided by financing activities for the nine months ended September 30, 2000 represents proceeds from the private placements of redeemable convertible preferred stock and the exercise of common stock options.

We believe our current cash, cash equivalents and short-term investments, combined with the net proceeds from our initial public offering, will be sufficient to satisfy our projected operating and capital expenditures needs for at least the next 12 months. We anticipate that we are likely to need additional financing to execute our business model after that time or sooner if we need to respond to business contingencies. These contingencies may include the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices promulgated by the Commission. We have retroactively adopted the guidance of SAB 101 for all periods presented in our financial statements included in this prospectus and this adoption did not have a significant impact on our financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard established accounting and reporting standards requiring the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities, we expect the adoption of FAS No. 133 will not have a material impact on our financial position or operating results.

In March 2000, FASB issued FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of Accounting Principles Board Opinion 25". FASB Interpretation 44 clarifies the application of Accounting Principles Board Opinion 25 and among other issues clarifies the definition of an employee for compensatory plan purposes, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FASB Interpretation 44 was effective July 1, 2000. The application of FASB Interpretation 44 has not had a material impact on our financial position or results of operations to date.

FACTORS AFFECTING FUTURE RESULTS

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

We caution readers that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, but not limited to, statements regarding current or future financial performance, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, and statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as "we expect", "we believe", "we anticipate" or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, those risks and uncertainties described below and in our other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC's Web Site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

RISKS RELATING TO OUR FINANCIAL RESULTS

YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS AND PROSPECTS DUE TO OUR LIMITED OPERATING HISTORY.

   We are at an early stage of development and there is limited historical information available upon which you can base your evaluation of our business and prospects. We were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products. Although we began shipping product from our pilot manufacturing facility in 1997, the primary objective of our pilot production line was the technical development and further refinement of our String Ribbon technology and related manufacturing processes. We have shipped only approximately 4,000 solar power panels as of September 30, 2000 and have recognized limited revenues since our inception.

   In addition, our earlier stage of development means that we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the market we are addressing is rapidly evolving. You should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in an emerging and rapidly evolving market.

WE HAVE A HISTORY OF LOSSES, EXPECT TO INCUR SUBSTANTIAL FURTHER LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE, WHICH MAY DECREASE THE MARKET VALUE OF OUR STOCK.

   Since our inception, we have incurred significant net losses, including net losses of $3.2 million for the nine months ended September 30, 2000. As a result of ongoing operating losses, we had a cumulative net loss of $13.7 million as of September 30, 2000. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

   -  expand our manufacturing operations;

   -  develop our distribution network;

   - continue to research and develop our products and manufacturing technologies;

   - implement internal systems and infrastructure in conjunction with our growth; and

   -  hire additional personnel.

We do not know whether our revenues will grow at all or grow rapidly enough to absorb these expenses, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results.

OUR STOCK PRICE COULD FALL SUBSTANTIALLY IF OUR QUARTERLY REVENUE OR OPERATING RESULTS FLUCTUATE OR ARE DISAPPOINTING.

   Our quarterly revenue and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are discussed elsewhere in this section.

   We anticipate that our operating expenses will continue to increase significantly. If sales in any quarter do not increase correspondingly, our net losses for that period will increase. For these reasons, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and you should not rely on results of operations in any particular quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or public market analysts in any quarter, the market value of our common stock would likely decrease, and may decrease rapidly and substantially.

RISKS RELATING TO OUR INDUSTRY, PRODUCTS AND OPERATIONS

IF SOLAR POWER TECHNOLOGY IS NOT SUITABLE FOR WIDESPREAD ADOPTION OR SUFFICIENT DEMAND FOR SOLAR POWER PRODUCTS DOES NOT DEVELOP OR TAKES LONGER TO DEVELOP THAN WE ANTICIPATE, OUR SALES WOULD NOT SIGNIFICANTLY INCREASE AND WE WOULD BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

   The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

   - cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

   - performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

   - success of alternative distributed generation technologies such as fuel cells, wind power and microturbines;

   - fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

   -  continued deregulation of the broader energy industry; and

   -  availability of government subsidies and incentives.

WE MAY FAIL TO SUCCESSFULLY DEVELOP OUR NEW SOLAR POWER PRODUCTS UNDER DEVELOPMENT, WHICH WOULD PREVENT US FROM ACHIEVING INCREASED SALES AND MARKET SHARE.

   Although we have been selling our solar power products since 1997, we expect to derive a substantial portion of our revenues from sales of our new solar power products which are under development and not yet commercially available. Many of these new products are derived from our innovative cell fabrication and advanced panel design technologies, which are under development. If we fail to successfully develop our new solar power products or technologies, we will likely be unable to recover the losses we will have incurred to develop these products and technologies and may be unable to increase our sales and market share and to become profitable. Much of our new product and manufacturing technologies are novel and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. Our manufacturing technologies have been tested only in our pilot manufacturing facility and, in most cases, only limited pre-production prototypes of our new products have been field tested.

OUR SOLAR POWER PRODUCTS MAY NOT GAIN MARKET ACCEPTANCE, WHICH WOULD PREVENT US FROM ACHIEVING INCREASED SALES AND MARKET SHARE.

   The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

   - our failure to produce solar power products which compete favorably against other solar power products on the basis of cost, quality and performance;

   - our failure to produce solar power products which compete favorably against conventional energy sources and alternative distributed generation technologies, such as fuel cells, on the basis of cost, quality and performance;

   - whether customers accept the thin polymer-frame design of our solar panels and the new techniques we are developing to mount them; and

   - our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners such as Kawasaki.

If our solar power products fail to gain market acceptance, we would be unable to increase our sales and market share and to achieve and sustain profitability.

TECHNOLOGICAL CHANGES IN THE SOLAR POWER INDUSTRY COULD RENDER OUR SOLAR POWER PRODUCTS OBSOLETE, WHICH COULD REDUCE OUR MARKET SHARE AND CAUSE OUR SALES TO DECLINE.

   Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become obsolete, which could reduce our market share and cause our sales to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. We believe that there are a variety of competing solar power technologies under development by other companies that could result in lower manufacturing costs than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

THE COMPLETION OF OUR NEW MANUFACTURING FACILITY MAY BE DELAYED AND WE MAY INCUR GREATER COSTS THAN WE EXPECT.

   If we are unable to successfully complete our new manufacturing facility in time to commence commercial manufacturing operations there by early 2001, our business and results of operations could be materially impaired. Our pilot manufacturing facility in Waltham, Massachusetts is not adequate to accommodate significant increases in production. As a result, we entered into a lease in March 2000 for a 56,250 square foot facility in Marlborough, Massachusetts, which includes approximately 35,000 square feet of manufacturing space, and expect to relocate our manufacturing and other operations to this new plant by early 2001. The design and renovation of this plant will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of cost overruns, delays, start-up problems or other operating difficulties. Our manufacturing processes also use custom-built equipment which may not be timely delivered and installed in our new facility.

WE MAY NOT BE ABLE TO MANUFACTURE OUR SOLAR POWER PRODUCTS IN SUFFICIENT QUANTITIES OR AT ACCEPTABLE COSTS TO MEET CUSTOMER DEMAND.

   To date, we have focused primarily on research and development of our solar power products and have limited experience manufacturing large volumes of our solar power products on a commercial basis. Furthermore, we may not be able to achieve our manufacturing cost targets. If we cannot achieve our targeted production volumes or capacity or if we experience capacity constraints, quality control problems or other disruptions, we may not be able to manufacture our products in large volumes or at acceptable costs and may be unable to satisfy the demand of our customers, which would reduce our market share and revenues and may harm our reputation. The expansion of our manufacturing operations to achieve targeted production volumes will require the successful deployment of advanced equipment and technology utilizing manufacturing processes and components which we are currently developing.

THE SUCCESS OF OUR BUSINESS AND OUR FUTURE PROSPECTS DEPEND SIGNIFICANTLY UPON OUR STRATEGIC DISTRIBUTION AND MARKETING RELATIONSHIP WITH KAWASAKI.

   In December 1999, we entered into a five-year distribution and marketing agreement with Kawasaki, under which we appointed Kawasaki our exclusive distributor in Japan. During the first nine months of 2000, sales to Kawasaki accounted for over 80% of our product revenues. We expect that a substantial portion of our product revenues for the foreseeable future will continue to be derived from sales of our products to Kawasaki. If our relationship with Kawasaki is not successful, our sales may not increase or may decrease and our reputation may be harmed. Any change in our relationship with Kawasaki, including any decision by Kawasaki to reduce its commitment to our solar power technologies or to focus on a different energy technology, could harm our business by reducing our potential revenues and diminishing our market share.

OUR ABILITY TO INCREASE MARKET SHARE AND SALES DEPENDS ON OUR ABILITY TO SUCCESSFULLY MAINTAIN OUR EXISTING DISTRIBUTION RELATIONSHIPS AND EXPAND OUR DISTRIBUTION CHANNELS.

   We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. Through September 30, 2000, we sold our solar power products to more than 10 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

WE FACE RISKS ASSOCIATED WITH THE MARKETING, DISTRIBUTION AND SALE OF OUR SOLAR POWER PRODUCTS INTERNATIONALLY, AND IF WE ARE UNABLE TO EFFECTIVELY MANAGE THESE RISKS, IT COULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS ABROAD.

   From our inception through September 30, 2000, approximately 37% of our product sales have been made to resellers outside North America. Including sales by our North American resellers, 79% of our product sales were to end users located outside of North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will increase in the future, including sales made in Japan to Kawasaki. We will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of risks that we have not yet encountered due to the limited number of products we have sold internationally. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

   - difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

   -  inability to obtain intellectual property protection;

   - encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries; and

   -  difficulty of enforcing revenue collection internationally.

   We expect that our international sales will be generally denominated in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies would cause our products to become less competitive in international markets and could result in limited, if any, sales and profitability. To the extent that we denominate sales in foreign currencies, we will be exposed to increased risks of currency fluctuations.

   Our strategy includes establishing local manufacturing facilities in international markets, although we have not yet done so. As we implement our strategy, we may encounter legal and commercial restrictions and incur taxes and other expenses to establish our manufacturing facilities in certain countries. In addition, we may potentially forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries where our local manufacturing facilities are located.

OUR DEPENDENCE ON A SMALL NUMBER OF RESELLERS MAY CAUSE SIGNIFICANT FLUCTUATIONS OR DECLINES IN OUR PRODUCT REVENUES.

   From our inception through September 30, 2000, our three largest resellers accounted for approximately 54% of our product sales and our 10 largest resellers accounted for approximately 93% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers, including Kawasaki, will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

   - reduction, delay or cancellation of orders from one or more of our significant resellers;

   - selection by one or more of our significant resellers of products competitive with ours;

   - loss of one or more of our significant resellers and our failure to recruit additional or replacement resellers; and

   - failure of any of our significant resellers to make timely payment of our invoices.

OUR DEPENDENCE ON A LIMITED NUMBER OF THIRD PARTY SUPPLIERS FOR RAW MATERIALS, KEY COMPONENTS FOR OUR SOLAR POWER PRODUCTS AND CUSTOM-BUILT EQUIPMENT FOR OUR OPERATIONS COULD PREVENT US FROM DELIVERING OUR PRODUCTS TO OUR CUSTOMERS WITHIN REQUIRED TIMEFRAMES AND WE MAY EXPERIENCE ORDER CANCELLATION AND LOSS OF MARKET SHARE.

   We manufacture all of our solar power products using materials and components procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. We currently do not have contracts with most of our suppliers and may not be able to procure sufficient quantities of the materials and components necessary to manufacture our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products and/or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us. In addition, our manufacturing processes utilize custom-built equipment that is currently produced by a limited number of suppliers. A supplier's failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us could delay our capacity expansion to our new manufacturing facility and otherwise, disrupt our production schedule or increase our costs of production.

OUR USE OF FORECASTS TO MANAGE OUR INVENTORY COULD RESULT IN INSUFFICIENT QUANTITIES TO MEET RESELLER DEMAND OR EXCESS INVENTORY.

   We generally do not obtain purchase orders prior to the production of our solar power products. Instead, we rely on forecasts to determine the timing of our production schedules and the volume of product to be manufactured. The level and timing of orders placed by our resellers may vary for many reasons. As a result, at any particular time, we may not have enough inventory to meet demand or we may have excess inventory, each of which could negatively impact our operating results. In addition, as we manufacture more solar power products without related purchase orders, we increase our risk of loss of revenues due to the obsolescence of products held in inventory for which we have already incurred production costs.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUING CONTRIBUTIONS OF OUR KEY PERSONNEL AND OUR ABILITY TO ATTRACT AND RETAIN NEW QUALIFIED EMPLOYEES IN A COMPETITIVE LABOR MARKET.

   We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Mark A. Farber, our Chief Executive Officer, President and a director, or Dr. Jack I. Hanoka, our Chief Technical Officer, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 70 employees as of September 30, 2000, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

OUR MANAGEMENT TEAM MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGIES BECAUSE IT HAS LIMITED EXPERIENCE MANAGING A RAPIDLY GROWING COMPANY AND KEY MANAGEMENT POSITIONS HAVE NOT BEEN FILLED.

   The existing members of our management team have had only limited experience managing a rapidly growing company on either a public or private basis. We are undergoing rapid growth in the size of our physical plant, the scope of our operations and the number of our employees, which is likely to place a significant strain on our senior management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by our rapid growth. If our management team is unable to manage the rapid growth of our business operations, then our product development, the expansion of our manufacturing operations and distribution network, and our sales and marketing activities would be materially and adversely affected. In addition, the growing demands of our business have created the need for increases in the size of our management team. As a result, we are actively searching for a new chief financial officer and vice president of marketing and sales to complement our existing management team, allow current management to focus on business development efforts and manufacturing expansion. We may not be able to fill either position within the next few months and we may not be able to successfully integrate these individuals into our management team and business. The success of our business depends upon the successful integration of our new management members and the ability of our management team to work together to manage our growing business.

WE ARE LIKELY TO REQUIRE ADDITIONAL FINANCING AND MAY NOT BE ABLE TO RAISE ADDITIONAL FINANCING OR FINANCING ON FAVORABLE TERMS.

   We currently anticipate that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated needs for expanding and developing our manufacturing and distribution capabilities, funding ongoing research and development, expanding our sales and marketing activities, and funding our operations and general corporate purposes through at least the next 12 months. We anticipate that we are likely to need additional financing to execute our business model after that time or sooner if we need to respond to business contingencies. These contingencies may include the need to:

   -  enhance our operating infrastructure;

   -  respond to competitive pressures; and

   -  acquire complementary businesses or necessary technologies.

   We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders, including potentially stockholders who acquired shares in this offering.

WE FACE INTENSE COMPETITION FROM OTHER COMPANIES PRODUCING SOLAR POWER AND OTHER ENERGY GENERATION PRODUCTS. IF WE FAIL TO COMPETE EFFECTIVELY, WE MAY BE UNABLE TO INCREASE OUR MARKET SHARE AND SALES.

   The solar power market is intensely competitive and rapidly evolving. If our competitors establish a market position more prominent than ours and we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. A number of the largest companies in the world, including BP Solar, which is a division of BP Amoco, Siemens Solar Group, Kyocera Corporation and Sharp Corporation, as well as a number of other large and small companies, including AstroPower, Inc., have developed or are developing solar power products that compete with ours. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to or lower than our projected costs.

   Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY, WE COULD LOSE OUR COMPETITIVE ADVANTAGE IN THE SOLAR POWER MARKET.

   Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our intellectual property against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property:

   - we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

   - our license, but not our right, to practice the String Ribbon technology terminates upon expiration of the underlying patents which begin to expire in 2003 and our historical operating experience with String Ribbon and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage after these patents have expired;

   - third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies;

   - we may incur significant costs and diversion of management resources in prosecuting or defending patent infringement suits;

   - we may not be successful in prosecuting or defending patent infringement suits and, as a result, may need to seek to obtain a license of the third party's intellectual property rights; however, a license may not be available to us or may not be available to us on commercially reasonable terms; and

   - the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information disclosed to the public.

EXISTING REGULATIONS AND CHANGES RESULTING FROM ELECTRIC UTILITY DEREGULATION MAY PRESENT TECHNICAL, REGULATORY AND ECONOMIC BARRIERS TO THE PURCHASE AND USE OF SOLAR POWER PRODUCTS, WHICH MAY SIGNIFICANTLY REDUCE DEMAND FOR OUR PRODUCTS.

   The market for electricity generation products is heavily influenced by federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies which could result in a significant reduction in the potential demand for our solar power products.

   We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

THE REDUCTION OR ELIMINATION OF GOVERNMENT SUBSIDIES AND ECONOMIC INCENTIVES FOR ON-GRID APPLICATIONS COULD CAUSE OUR SALES TO DECLINE.

   We believe that the growth of some of our target markets, including the market for on-grid applications, depends in part on the availability and size of government subsidies and economic incentives. Accordingly, the reduction or elimination of government subsidies and economic incentives may adversely affect the growth of these markets, which could cause our sales to decline. Today, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid. As a result, federal, state and local governmental bodies in many countries, most notably the United States, Japan and Germany, have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government subsidies and economic incentives could be reduced or eliminated altogether.

THE LACK OR INACCESSIBILITY OF FINANCING FOR OFF-GRID SOLAR POWER APPLICATIONS COULD CAUSE OUR SALES TO DECLINE.

   One of our key markets is off-grid solar power applications to developing countries. In some developing countries, government agencies and the private sector have provided from time to time subsidies or financing on preferred terms for rural electrification programs. We believe that the availability of financing could have a significant effect on the level of sales of off-grid solar power applications, particularly in developing countries where users may not have sufficient resources or credit to otherwise acquire solar power systems. If existing financing programs for off-grid solar power applications are eliminated or if financing is inaccessible, the growth of the market for off-grid applications may be adversely affected, which could cause our sales to decline.

OUR RELIANCE ON GOVERNMENT CONTRACTS TO PARTIALLY FUND OUR RESEARCH AND DEVELOPMENT PROGRAMS COULD IMPAIR OUR ABILITY TO COMMERCIALIZE OUR SOLAR POWER TECHNOLOGIES AND WOULD INCREASE OUR RESEARCH AND DEVELOPMENT EXPENSES.

   We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 87% for the nine months ended September 30, 2000. We currently have four active research contracts with total estimated revenues of approximately $6.5 million, $5.1 million of which has been authorized by the sponsoring agency and $4.4 million of which has been recorded as revenue as of September 30, 2000. The remaining $2.1 million of revenue will be recognized over the remaining life of these contracts which expire at various dates between March 31, 2001 and October 31, 2003. These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies.

   In addition, contracts involving government agencies may be terminated at the convenience of the agency. Other risks include potential disclosure of our confidential information to third parties and the exercise of "march-in" rights by the government. Our government-sponsored research contracts require that we provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, some aspects of our sensitive confidential information may be obtained by third parties. March-in rights refer to the right of the United States government or government agency to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology, or because action is necessary to alleviate health or safety needs, or to meet requirements of federal regulations, or to give United States industry preference. Funding from government contracts also may limit when and how we can deploy our technology developed under those contracts.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS CAN BE EXPENSIVE AND INADVERTENT NONCOMPLIANCE MAY RESULT IN ADVERSE PUBLICITY AND POTENTIALLY SIGNIFICANT MONETARY DAMAGES AND FINES.

   We are required to comply with all federal, state and local regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines. In addition, under some federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault.

PRODUCT WARRANTY CLAIMS COULD REDUCE OUR PROFITABILITY.

   As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one-year warranty period for defects in material and workmanship and a 20-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues.

PRODUCT LIABILITY CLAIMS AGAINST US COULD RESULT IN ADVERSE PUBLICITY AND POTENTIALLY SIGNIFICANT MONETARY DAMAGES.

   Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products we sell results in injury. Since our products are electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since sales of our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. If our insurance protection is inadequate, the successful assertion of product liability claims against us could result in potentially significant monetary damages.

RISKS ASSOCIATED WITH THE MARKET FOR OUR COMMON STOCK

OUR OFFICERS AND DIRECTORS CONTROL 48% OF OUR COMMON STOCK AND MAY BE ABLE TO SIGNIFICANTLY INFLUENCE CORPORATE ACTIONS.

   As of December 11, 2000, our executive officers, directors and entities affiliated with then controlled approximately 48% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

   The stock market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management's attention and resources.

THE LARGE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

   The market price of our common stock could decline a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BY-LAWS AND UNDER DELAWARE LAW THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY, EVEN IF THE ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

   Provisions of our certificate of incorporation, our by-laws and Delaware law could make it more difficult and expensive for a third party to pursue a tender offer, change in control transaction or takeover attempt which is opposed by our board of directors. Stockholders who wish to participate in these transactions may not have the opportunity to do so. We also have a staggered board of directors which makes it difficult for stockholders to change the composition of our board of directors in any one year. If a tender offer, change in control transaction, takeover attempt or change in our board of directors is prevented or delayed, the market price of our common stock could decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK INTEREST RATE RISK

INTEREST RATE RISK

      We do not use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily United States government-backed obligations with contractual maturities of less than one year. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

FOREIGN CURRENCY EXCHANGE RATE RISK

      All of our sales are denominated in United States dollars. Accordingly, we have not been materially exposed to fluctuations in currency exchange rates. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase, but we do not believe this increase will be material.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 31, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file number 333-43140), relating to the initial public offering of 3,000,000 shares of our common stock, $.01 par value per share, at a price to the public of $14.00 per share. Banc of America Securities LLC, CIBC World Markets, and FAC/Equities served as managing underwriters in the offering. The offering commenced on November 2, 2000 and closed on November 7, 2000. We sold an aggregate of 3,000,000 shares of common stock in the offering. As part of the initial public offering, we granted the several underwriters an overallotment option to purchase up to an additional 450,000 shares of our common stock from us. The underwriters did not exercise the overallotment option. There were no selling stockholders in the offering.

The aggregate offering price to the public of the initial public offering was approximately $42.0 million. The proceeds to us, net of underwriting discounts and commissions of approximately $2.9 million and offering expenses of approximately $1.1 million, were approximately $38.0 million. To date, we have not spent any of the net offering proceeds. We have invested all of such proceeds in investment grade, interest-bearing securities. None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities, or affiliates of us.

During the three months ended September 30, 2000, we granted stock options to purchase an aggregate of 65,553 shares of common stock at an exercise price of $6.45 per share, to employees, consultants and directors pursuant to our 1994 Stock Option Plan. In addition, we issued 99,242 shares of common stock during the three months ended September 30, 2000 in connection with the exercise of outstanding options under our 1994 Stock Option Plan, by 19 of our employees and consultants, at a weighted average exercise price of $0.82 per share. These option exercises resulted in aggregate proceeds to us of approximately

$81,435. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Act, as a transaction by an issuer not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:



EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    27.1                Financial Data Schedule (filed herewith).



(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            EVERGREEN SOLAR, INC.

Date:  December 15, 2000    By: /s/ /Richard G. Chleboski
                                --------------------------
                                Richard G. Chleboski
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
    27.1                Financial Data Schedule (filed herewith).