Form 10-K
period 2000-12-31
EVERGREEN SOLAR INC
filed 2001-04-02
CIK 947397

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

                        COMMISSION FILE NUMBER 000-31687

                              EVERGREEN SOLAR, INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                04-3242254
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

                211 SECOND AVENUE                             02451
             WALTHAM, MASSACHUSETTS                         (Zip Code)
    (Address of principal executive offices)


Registrant's telephone number, including area code: 781-890-7117

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
                                          COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   YES    _X_              NO ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 9, 2001, there were 11,170,327 shares of the registrant's Common Stock, $.01 par value per share, outstanding. The aggregate market value of the registrant's voting stock held by nonaffiliates as of March 9, 2001 was approximately $48 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS:

OVERVIEW

     We develop, manufacture and market solar power products that are capable of providing reliable and environmentally clean electric power throughout the world. Our solar power products are targeted at the estimated $1.5 billion global solar power market. We believe our proprietary and patented solar power technologies, including our String Ribbon technology, will offer significant design, cost and manufacturing advantages over competing solar power technologies. We intend to become a leading producer of high-quality solar power products by expanding our manufacturing capacity, reducing our manufacturing costs, developing innovative solar power products and pursuing strategic relationships, such as our distribution and marketing relationship with Kawasaki Heavy Industries, Ltd. of Japan.

     We have spent three years on research and development and four years refining our solar power products and manufacturing processes in our pilot manufacturing facility. Since 1997, we have shipped small quantities of commercial products. We are currently preparing to begin manufacturing of our solar power products in our new manufacturing facility. We are continuing to refine, develop and commercialize a number of laboratory-demonstrated advancements in our solar power technologies, including wider and thinner crystalline silicon wafers, more efficient solar cells and improved solar panel designs. Through December 31, 2000, we shipped over 4,000 solar panels for residential, commercial and industrial applications in the United States and internationally. We are expanding our manufacturing capacity by relocating our operations to a 56,250 square foot facility in Marlboro, Massachusetts. We currently expect that we will relocate to our Marlboro facility beginning in April 2001 and will begin large scale manufacturing there by the middle of 2001. As we begin to increase production volumes, we intend to actively expand existing and seek new distribution and marketing arrangements.

HISTORICAL MILESTONES

     We were incorporated in August 1994 and to date we have achieved the following major milestones along our product development and commercialization schedule:

Date                 Historical Milestone

October 1994      Evergreen Solar founded with four employees in a 2,500 square foot laboratory.
October 1995      First String Ribbon wafers produced.
April 1997        9,400 square foot pilot manufacturing facility operational.
October 1997      First commercial sale of solar panels produced using String
                  Ribbon technology.
April 1998        First order placed by Kawasaki.
June 1999         Total sales of solar panels of 2,500 units and 100 kilowatts achieved.
December 1999     Kawasaki investment of $5 million and execution of a strategic distribution and marketing agreement.
March 2000        Leased 56,250 square foot manufacturing facility and
                  headquarters located in Marlboro, Massachusetts.
August 2000       Renovation of our Marlboro manufacturing facility and
                  headquarters begun.

INDUSTRY BACKGROUND

     The electric power industry is one of the world's largest industries. Furthermore, electricity accounts for a growing share of overall energy use. A principal driver of this growth is increasing reliance on electricity-dependent advanced technologies, such as in the Internet and telecommunications industries. We believe that deregulation and technological innovations are creating significant opportunities for new entrants and technologies within the electric power industry, just as these changes have created similar opportunities in other regulated industries such as telecommunications, banking and transportation.

     We believe that distributed generation is one of the most promising areas for growth in the global electric power industry. Distributed generation is defined as point-of-use electricity generation that either supplements or bypasses the electric utility grid, and employs technologies such as solar power, microturbines and fuel cells. Distributed generation is expected to provide greater portability, reliability, power quality and user control. We believe capacity constraints, increased demand for power reliability and quality, and new environmental initiatives will drive the demand for distributed generation.

SOLAR POWER APPLICATIONS AND BENEFITS

         Unlike many other distributed generation technologies that have been under development but not in widespread commercial use, solar power technology has had a growing worldwide market for approximately 20 years in the following applications:

         - On-grid. On-grid applications provide supplemental electricity to customers that are served by an electric utility grid but choose to generate a portion of their electricity needs on-site. On-grid applications have been the fastest growing part of the solar power market, largely driven by the worldwide trend toward deregulation and privatization of the electric power industry as well as government initiatives, including incentive programs to subsidize and promote solar power systems in several countries including Japan, Germany and the United States. On-grid applications include residential and commercial rooftops and building facades, for both new construction and existing structures.

         - Off-grid. Off-grid applications serve markets where access to conventional electric power is not economical or physically feasible. Solar power products can provide a low cost, reliable alternative for powering highway call boxes, microwave stations, portable highway road signs, remote street or billboard lights, vacation homes, rural homes in developed and developing countries, water pumps and battery chargers for sailboats and recreational vehicles.

         Solar power has emerged as one of the primary distributed generation technologies seeking to capitalize on the opportunities resulting from trends affecting the electric power industry. Relative to other distributed generation technologies, solar power benefits include:

         - Modular and scaleable. From tiny solar cells powering a hand-held calculator to an array of roof panels powering an entire home to acres of panels on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world.

         - Reliable. With no moving parts and no fuel supply required, solar power systems reliably power some of the world's most sensitive applications, from space satellites to microwave stations in the mountains and other remote, harsh environments. Solar panels typically carry warranties of 20 years or more.

         - Dual use. Solar panels are expected to increasingly serve as both a power generator and the skin of the building. Like architectural glass, solar panels can be installed on the roofs or facades of residential and commercial buildings.

         - Environmentally cleaner. Solar power systems produce no air or water emissions.

THE SOLAR POWER CHALLENGE

         Although solar power can provide a low cost alternative for off-grid applications, we believe the principal challenge to widespread adoption of solar power is reducing manufacturing costs without impairing product performance or reliability. We believe the following advancements in solar power technology are necessary to meet this challenge:

         - Efficient material use. Reduce raw materials waste, particularly the waste associated with slicing silicon by conventional crystalline silicon technology.

         - Simplified and continuous processing. Reduce reliance on expensive, multi-step manufacturing processes.

         - Reduced manufacturing capital costs. Decrease the costs and risks associated with new plant investments as a result of lower capital costs per unit of production and smaller plant capacity.

         - Improved product design and performance. Increase product conversion efficiency, longevity and ease of use. Conversion efficiency refers to the fraction of the sun's energy converted to electricity.

         We further believe the two principal solar power technologies, crystalline silicon and thin films, have not adequately addressed this challenge:

         Crystalline Silicon. Crystalline silicon technology was the earliest practiced solar power technology and remains the foundation for most solar power applications. Conventional crystalline silicon technology involves slicing thin wafers from solid crystalline silicon blocks. Crystalline silicon products are known for their reliability, performance and longevity; however, factors such as high materials waste from slicing, complicated processing procedures and high capital costs have limited the ability of conventional crystalline silicon manufacturers to reduce manufacturing costs.

         Thin Films. While most major solar power manufacturers currently rely on crystalline silicon technology for their solar cell production, they are also developing alternative thin film technologies to achieve lower manufacturing costs. Thin film technology involves depositing several thin layers of silicon or more complex materials on a substrate to make a solar cell. Although thin film techniques generally use material more efficiently than conventional crystalline silicon, we believe higher capital costs, lower manufacturing yields, lower conversion efficiency and reduced product performance and reliability have resulted in and will continue to result in limited commercial acceptance.

OUR TECHNOLOGY SOLUTION

         We believe our technologies and processes are unique among our competitors and have been designed to reduce manufacturing costs while improving product performance without impairing product reliability. Our innovative technologies include:

         String Ribbon Wafer Manufacturing. In the String Ribbon technique, strings are pulled vertically through a shallow pool of molten silicon, and the silicon solidifies between the strings to form a continuous ribbon of crystalline silicon. Once the ribbon has reached the desired length, it is cut and prepared for cell fabrication. The use of strings to aid in the growth of a silicon ribbon is what distinguishes our proprietary and patented String Ribbon technology from other advanced crystalline silicon wafer technologies that do not involve slicing. Our String Ribbon technology for the growth of solar wafers has the following significant advantages:

         - Efficient materials use. Unlike conventional crystalline silicon wafer technology, in which solid blocks of silicon are sliced into thin wafers at significant expense and silicon waste, our technology grows a continuous, flat ribbon to the desired thickness. Since our technology does not involve slicing solid blocks, we currently use about half as much silicon as conventional crystalline silicon techniques and we believe we can reduce this amount to about one-fifth in the future.

         - Continuous processing. Our technology permits the continuous growth of crystalline silicon ribbon, which leads to high automation, efficient equipment use and improved productivity.

         Innovative Solar Cell Fabrication. We believe our innovative solar cell fabrication techniques will enable us to reduce our manufacturing costs, improve product appearance and increase design flexibility. Our solar cell fabrication techniques include:

         - "Wrap-around" solar cells. We have patented and are currently developing a process for manufacturing "wrap-around" solar cells in which the front metal conductors literally "wrap-around" to the back of the solar cell. As a result, instead of the conventional practice of electrically wiring the front of the solar cell to the back of the adjacent cell, our wrap-around solar cell will allow all of the electrical wiring to be accomplished on the back of the solar cell. We believe our wrap-around solar cell will enable us to reduce manufacturing costs, increase manufacturing output and produce more attractive solar panels in a wider range of sizes.

         - Simplified processing. We have developed an innovative approach of using fewer, simpler steps combined with simplified and continuous processing in much of our solar cell fabrication line. We believe this approach will lower manufacturing costs relative to conventional crystalline silicon processing which involves clean rooms and requires processing wafers in batches.

     Advanced Solar Panel Designs. We are currently developing innovative solar panels using improved designs and production processes. We believe our new technology will ultimately reduce costs, both in the factory and during shipping and installation, and improve solar panel appearance, performance, ease of use and longevity. In particular, we are developing a simplified and less expensive method for interconnecting solar cells, which we call monolithic integration, as well as better lamination materials and methods.

     - Monolithic integration. Monolithic solar panel integration is a simplified and less expensive method of electrically wiring solar cells using our "wrap-around" technology. This method allows solar cells to be electrically wired in a nearly continuous process without front-to-back electrical wiring. This is a novel approach in crystalline silicon manufacturing, where expensive front-to-back electrical wiring is standard practice.

     - Improved lamination materials and methods. We expect our lamination improvements to include the following:

          - Replacement of the two-inch-thick, expensive, aluminum-framed solar panels with quarter-inch-thick, polymer-based frameless solar panels that we expect will permit as much as ten-times greater packing density during shipping and use of less-expensive mounting approaches.


          - Replacement of the junction box, which is the conventional box on the back of a solar panel through which electrical wiring connections are made, with a thin wire on the edge of one panel to simplify field wiring.

          - Creation of an improved encapsulant, used to seal the solar panel, which we expect will extend solar panel life.

          - Replacement of the conventional lamination process, which requires processing in batches in a vacuum, with a continuous process which permits lamination in air.

OUR STRATEGY

     Our principal objective is to become a leading producer of high-quality solar power products for a wide variety of on-grid and off-grid solar power applications in industrially advanced and developing countries. We plan to achieve this objective by aggressively pursuing the following strategies:

     Expand Manufacturing Capacity. By the middle of 2001, we expect to begin manufacturing at our new 56,250 square foot facility, which will include approximately 35,000 square feet of manufacturing space and will enable us to support approximately seven megawatts of annual production capacity using our advanced manufacturing process technologies. Subsequently, we intend to further expand our manufacturing capacity by establishing manufacturing operations in both United States and international markets.

     Reduce Manufacturing Costs. We believe that the advantages of our proprietary and patented technologies in the areas of String Ribbon wafer manufacturing, innovative solar cell fabrication and advanced solar panel designs will enable us to reduce our manufacturing costs while producing solar power products with high reliability, high conversion efficiency, improved product longevity and greater flexibility of use.

     Develop Innovative Solar Power Products. We intend to build upon our technological advantages in solar power product design and performance to continue improving and developing our solar power products. The solar power products we are currently developing are being designed to be thinner, longer lasting, more attractive and easier to deliver and install. We intend to primarily target these products for on-grid applications, such as building-integrated roof tiles, and off-grid applications such as rural electrification.

     Pursue Strategic Relationships. We intend to continue to pursue strategic relationships to capitalize on the marketing, manufacturing and distribution capabilities of larger companies and to explore opportunities for additional solar power product development. In December 1999, we entered into a distribution and marketing agreement with Kawasaki under which Kawasaki has exclusive distribution rights for our solar power products in Japan and is required to promote our solar power products. We believe that strategic relationships such as our relationship with Kawasaki will enable us to more easily and cost-effectively enter new geographic markets, attract new customers and develop innovative solar power products.

         Penetrate International Markets Through Local Manufacturing. We believe our manufacturing advantages will enable us to more easily and cost-effectively penetrate international markets by building local manufacturing facilities. While local manufacturing of solar power products is typically limited by factors such as high capital costs and reduced economies of scale, our String Ribbon technology offers greater modularity and achieves economies of scale at smaller capacities than conventional solar power technologies. Since these facilities can manufacture our full line of solar power products and can be appropriately scaled to grow as market opportunities dictate, we believe local manufacturing will also enable us to more readily capitalize on market opportunities. Further, we believe local manufacturing would assist us in enhancing brand recognition in local markets, avoiding import tariffs and accessing local private or public sector financing.

OUR PRODUCTS

         Solar power products in general are built-up through four stages of production:

         - Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon, approximately palm-sized, that can be processed into a solar cell.

         - Cells. A solar cell is a device made from a wafer that converts sunlight into electricity by means of a process known as the photovoltaic effect. A typical solar cell produces from one to three watts of power and is approximately palm-sized.

         - Panels. A solar panel is an assembly of solar cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. A typical solar panel can produce from 20 to 120 watts of power and range in size from two to 12 square feet. A 120 watt solar panel can power a standard 120 watt light bulb, or approximately 3% of the power requirements of a typical home in the United States. Our current solar panels range from 25 to 64 watts in power.

         - Systems. A solar system is an assembly of one or more solar panels that have been physically mounted and electrically interconnected, often with batteries and/or power electronics, to produce electricity.

         We sell primarily solar panels. We expect our solar panel technology to provide us with a number of competitive advantages and, ultimately, lower manufacturing costs. We believe that the frameless solar panel we are developing will provide a distinctive advantage in on-grid, building-integrated solar systems and off-grid rural electrification solar systems, as well as for other applications where international shipping, remote installation and/or thin solar panels are required. We expect our frameless solar panel will be thinner, lighter, easier to ship, easier to install, longer lasting and more attractive than those of our competitors. We are developing solar roofing tiles and other building-integrated solar power products that we believe will accelerate the acceptance and penetration of solar power products in the building industry.

         We further believe that our solar panels will be enhanced by our wrap-around solar cells. We expect our wrap-around cells, currently under development, to provide simplified interconnection procedures allowing greater range in solar panel design and a distinctive, attractive appearance for on-grid solar systems.

         Our current solar panels range from 25 to 64 watts, and we expect to introduce larger solar panels of approximately 100 watts in 2001. Our solar panels are certified to international standards for safety and quality. If our current development programs are successful, we expect to continue to increase the conversion efficiency and wattage of our solar panels as we expand manufacturing capacity and shift from 5.6 centimeter wide String Ribbon wafers to 8 centimeter wide String Ribbon wafers in 2001.

SALES AND MARKETING

  Market Focus

         We intend to primarily target the on-grid markets and the off-grid rural electrification market, where we believe growth prospects are the largest and where we expect our solar power technology will provide us the greatest competitive advantage. These markets are characterized as follows:

         - On-grid. The on-grid market is currently the fastest growing solar power market. Within the on-grid market, Japan has been the largest market for several years, but the German market is growing rapidly with the recent passage of an additional government subsidy program. We also expect the Netherlands, Spain and the United States to become large markets.

         - Off-grid rural electrification. Within the off-grid market, rural electrification has the largest potential but is the least penetrated market as evidenced by the two billion people in the world without conventional electricity. Marketing, financing, local infrastructure and support remain the principal challenges to greater expansion of this market.

Competitive Advantage

         We expect to gain a competitive advantage in our target markets through product differentiation, strong marketing, distribution and manufacturing partners in local markets, and ultimately low manufacturing costs.

         In the on-grid market, our distinctive solar power products are expected to include building-integrated roofing tiles, both framed and frameless, and other building-integrated solar power products, such as facade tiles.

         We expect our building-integrated solar power products will include solar panels with wrap-around solar cells that will offer a distinctive, attractive appearance, which we believe is particularly important to architects and homebuilders.

         In the off-grid rural electrification market, we expect our frameless panels to have a competitive advantage because we believe that they will be:

         - easier and less expensive to ship due to their thinness and improved packing density;

         -        lighter and easier to physically mount and electrically wire;
                  and

         -        able to be mounted using local mounting materials.

Distribution, Marketing and Other Strategic Relationships

         We bring our solar power products to market using distributors, system integrators and other value-added resellers. Our resellers often add value through system design by incorporating our panels with batteries, associated electronics, structures and wiring systems. Most of our resellers have a geographic or applications focus.

         We expect to collaborate closely with a relatively small number of resellers. We entered into our first of these collaborations with Kawasaki in December 1999. Under the terms of our strategic distribution and marketing agreement, we have agreed to sell our solar power products in Japan exclusively through Kawasaki, and Kawasaki has agreed that we will be Kawasaki's exclusive supplier for the Japanese market of the types of solar power products we produce that do not require customization for Kawasaki's applications. For any of Kawasaki's applications that do require customization, we have one year to customize our products before Kawasaki may obtain products from another supplier. Our distribution arrangement with Kawasaki will automatically continue through December 2004. The exclusivity term will continue through December 2001, and may be extended beyond December 2001 upon the mutual agreement of the parties. In addition, as part of our sales and marketing collaboration, Kawasaki will dedicate personnel and funding to sales and marketing and development of our solar power products. We are also collaborating on technical training, and have agreed to explore the future possibility of joint manufacturing in Japan.

         We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers will range from large, multinational corporations to small, development-stage companies, each chosen for their particular market expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of larger companies, explore opportunities for additional product development, and more easily and cost-effectively enter new geographic markets, attract new customers and develop advanced solar power applications. We expect to target such relationships particularly in the European on-grid and international off-grid rural electrification markets.

     Since initiating our small pilot production line in 1997, our solar power product sales have been limited by capacity constraints. As a result, we have focused on smaller resellers whose needs have not vastly exceeded our production levels. Sales to our ten largest resellers have accounted for more than 95% of our total product revenues since inception. No one reseller has accounted for more than 50% of total revenues over that period. As we seek to expand manufacturing capacity and sales volumes, we anticipate developing relationships with additional resellers. Through December 31, 2000, approximately 56% of our sales were made to resellers in North America.

     In addition, we market our products through trade shows, on-going customer communications, promotional material, direct mail and advertising. Our staff provides limited customer service and applications engineering support to customers while also gathering information on current product performance and future product requirements. All solar power product sales are currently handled by a small internal sales force. We anticipate that we will increase the size of our sales force as necessary in connection with manufacturing capacity increases.

MANUFACTURING

     Our principal manufacturing objective is to provide for large-scale manufacturing of our solar power products at low costs that will enable us to penetrate price-sensitive solar power markets. We currently manufacture our solar power products at our headquarters in Waltham, Massachusetts. Our current manufacturing facility includes a complete line of equipment to manufacture String Ribbon wafers, fabricate and test solar cells, laminate and test panels, and assemble and test systems.

     In March 2000, we signed a lease agreement for a 56,250 square foot facility in Marlboro, Massachusetts, which will include approximately 35,000square feet of manufacturing space. We expect to relocate substantially all our operations and begin manufacturing there by the middle of 2001. We have designed our new facility to support approximately seven megawatts of capacity, and believe it is ultimately capable of supporting up to 11 megawatts of capacity provided we make equipment upgrades and technological improvements.

     In addition to our current investment in our new Marlboro, Massachusetts facility for large-scale manufacturing in the United States, we intend to selectively pursue opportunities to establish local manufacturing arrangements on a worldwide basis. Because the market opportunity for solar power encompasses numerous applications in both developed and developing nations worldwide, we expect a significant portion of our sales to be made outside of the United States. Despite these opportunities, manufacturing of solar power products has remained largely concentrated in the United States, northern Europe and Japan due to factors such as high capital costs, reduced economies of scale and technical process complexities of establishing local manufacturing facilities.

     In spite of these barriers, we believe there are several advantages to local manufacturing, including enhanced brand recognition in local markets, avoidance of import tariffs and access to local private or public sector financing. We believe that our String Ribbon technology and our innovative manufacturing techniques offer greater modularity and lower per unit capital costs than other competing technologies, which we believe will enable us to establish fully integrated factories at a smaller scale that can better grow in concert with market demands. Consequently, we expect to pursue local manufacturing of our products in selected target markets. We also expect that our technologies will allow us to efficiently scale our production to take advantage of market opportunities as they arise.

RESEARCH AND DEVELOPMENT

     Because we believe continuously improving our technology is an important part of our overall strategy, we have maintained and intend to maintain a strong research and development effort. To this end, our Marlboro, Massachusetts facility will have approximately 6,000 square feet dedicated to research and development. The research and development portion of this facility will contain equipment to support the development, fabrication and evaluation of new solar power products and technologies.

     We have and will continue to selectively pursue contract research programs funded by various United States and other governmental agencies to help support the development of new proprietary technologies. We have four research contracts that expire on various dates through October 31, 2003. The estimated research revenues from these contracts from December 31, 2000 through their expiration in 2003, is approximately $2.2 million. These research contracts generally provide for development of advanced materials and methods for wafer, cell and panel manufacturing, product development and market development. In all cases, we retain all rights to any intellectual property and technological developments resulting from the government funding, with the exception of government "march-in" rights to practice the technology on its own behalf if we do not commercialize the technology and certain rights universities retain for work they perform under subcontract to us. These contracts usually require the submission of technical progress reports, most of which can become publicly available. These contracts are generally cost shared between us and the funding agency with our share of the total contract cost ranging from approximately 30% to 70%. The contracts normally expire between six months and three years from their initiation. We had research revenues of, $1.4 million in 1998, $2.1 million in 1999 and $1.8 million in 2000, from several government-sponsored research contracts. We recorded research and development expenditures, including the cost of research revenue, of $2.4 million in 1998, $3.1 million in 1999 and $3.3 million in 2000. For each of the years ended December 31, 1998, 1999 and 2000, revenues received from each of the Commonwealth of Massachusetts, National Institute of Standards and Technology and the National Renewable Energy Laboratory accounted for over 10% of our total revenues.

INTELLECTUAL PROPERTY RIGHTS

  Patents

         We believe that our commercial success will significantly depend on our ability to protect our intellectual property rights underlying our proprietary technologies. We seek United States and international patent protection for major components of our technology platform, including our crystalline silicon wafers, solar cells and solar panels. We own or have licensed 13 issued United States patents and one issued Israeli patent in the solar power field, which expire beginning in 2003 and ending in 2019. In addition, we have eight United States patent applications pending. We decide whether and in what foreign countries to file counterparts of our United States patent applications. We devote substantial resources to building a strong patent position, and we intend to continue to file additional United States and foreign patent applications to seek protection for technology we deem important to our commercial success.

         Crystalline Silicon Wafers. Our core String Ribbon technology was developed by Dr. Emanuel Sachs, a tenured Professor of Mechanical Engineering at the Massachusetts Institute of Technology. Dr. Sachs has been awarded three issued United States patents for the String Ribbon technology. An additional issued patent for a related technology, invented by two employees of the United States National Renewable Energy Laboratory, formerly the Solar Energy Research Institute, was assigned to Dr. Sachs in 1984.

         In September 1994, Dr. Sachs granted us an irrevocable, worldwide, royalty-bearing license to practice the String Ribbon technology and related patents under a license and consulting agreement. The patents underlying this agreement begin to expire in 2003. This agreement permits us to sublicense any of our license and other rights under the agreement. The license is exclusive worldwide, subject only to nonexclusive, nontransferable rights held by the United States Department of Energy to practice the String Ribbon technology on its own behalf. Our rights to the String Ribbon technology depend upon the survival of our license from Dr. Sachs. Although our license is by its terms irrevocable and terminates only upon expiration of the underlying patents, it is possible that Dr. Sachs could seek to terminate the license if we materially breach or default on our obligations to Dr. Sachs under the license, in particular our obligation to pay royalties to Dr. Sachs. The termination of our license from Dr. Sachs to the String Ribbon technology and our loss of the right to practice under the String Ribbon patents would substantially impair our business and prospects.

         We have been awarded two issued United States patents and have filed two patent applications on our own, internally-developed inventions related to String Ribbon, which are method inventions relating to automated, high-yield production techniques.

         Solar Cell Fabrication. We have been awarded two issued United States patents and have filed three additional United States patent applications relating to our solar cell processing technology. The issued United States patents relate to the method for forming wrap-around contacts on solar cells and a method for processing solar cells. The three pending patent applications relate to methods for processing solar cells.

         Solar Panels. We have been awarded five issued United States patents and have filed three additional United States patent applications relating to advanced solar panel designs. The five issued United States patents relate to solar cell modules with an improved backskin, solar cell modules with an interface mounting system, two for an encapsulant material for solar cell modules and a solar cell roof tile system. The three pending patent applications relate to new materials for encasing the panel which we believe will lower cost, extend panel life and enhance panel performance.

         Patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Furthermore, even if patents are licensed or issued to us, others may design around the patented technologies. In addition, we could incur substantial costs in litigation if we are required to initiate patent litigation to enforce our patent rights, and the outcome of any patent litigation is uncertain. Our patent positions may be impaired by the following:

         - our pending patent applications may not result in issued patents;

         - the claims of patents which are issued may not provide meaningful protection;

         - we may not develop additional proprietary technologies that are patentable;

         - patents licensed or issued to us may not provide a basis for commercially viable products or may not provide us with competitive advantages and may be challenged by third parties; or

         - patents of others may have an adverse effect on our ability to do business.

         Although we do not believe that our technologies infringe the rights of third parties, third parties could in the future assert infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual property rights. We may be unable to obtain required licenses or obtain these licenses on terms which are acceptable to us, either of which would substantially impair our business.

  Trade Secrets and Other Rights

         With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our solar power products and manufacturing processes involve proprietary know-how, technology or data which are not covered by patents or patent applications. We have taken security measures to protect proprietary know-how and technologies and confidential data, and continue to explore further methods of protection. While we require all employees, key consultants and other third parties to enter into confidentiality agreements with us, we cannot assure you that proprietary information will not be disclosed inappropriately, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. Any material leak of confidential information into the public domain or to third parties could result in the loss of a competitive advantage in the solar power market.

COMPETITION

         The market for solar power products is intensely competitive. There are over 20 companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Siemens Solar Group, Sharp Corporation, AstroPower, Inc. and Photowatt International S.A. All six of these solar power product producers, as well as several others, derive all or a majority of their sales from conventional manufacturing technology that involves using wafers made from slicing solid blocks of crystalline silicon. In addition, most of these companies are developing advanced crystalline silicon or thin film technologies, including technologies such as advanced crystalline sheet and ribbon technologies and thin films of amorphous silicon, cadmium telluride and copper indium diselenide, and project future cost savings similar to or greater than ours. We believe several of our competitors are developing and are currently producing products based on crystalline silicon wafer technologies that, like String Ribbon, do not involve slicing silicon blocks.

         We believe our current solar power products have features similar to other crystalline silicon products, including those made using other crystalline silicon ribbon technologies. However, because our solar power products are made from crystalline silicon, we believe they may be more reliable than those made from thin film technologies which often use materials, such as amorphous silicon, which we believe may be less stable. In addition, we believe the polymer-framed solar panels we are developing will be thinner, lighter and easier to install than our competitors' panels, including those produced using other crystalline silicon ribbon technologies. However, because these panels will require different mounting techniques than our customers typically use, our customers will need to adopt these new mounting techniques and therefore may be reluctant to use our polymer-framed panels.

         Solar power has certain advantages and disadvantages when compared to other alternative energy sources. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions. However, unlike most alternative energy generators which can produce power on demand, solar power cannot generate power when sunlight is not available. In addition, based on current technology, the upfront cost, including installation, of alternative energy generators is often lower than that of solar power products. However, we believe that the relative cost of power produced over the lifetime of solar products as compared with alternative energy generators often depends on the application. For example, solar power products may be more cost-effective over the long-term for remote applications that are not connected to the utility grid and that have smaller power requirements, while alternative power sources may be more cost effective for larger, grid-connected applications.

         Many of our competitors have substantially greater financial resources, research and development staff, manufacturing facilities, sales and marketing experience, distribution channels and human resources than we do. In order to compete effectively against these companies, we will need to demonstrate to potential customers and partners that our solar power products perform better, are more reliable or are less expensive than those of our competitors.

         In addition, we believe that the market for solar power specifically, and electric power in general, will be subject to rapid technological development. This rapid development may result in some of our solar power products becoming obsolete before we can recover development expenses. We also expect that future competition will come not only from existing competitors, but also from new entrants to the market with new technological solutions. We may be unable to compete successfully against present and future competitors and our failure to successfully compete could significantly reduce our market share, our revenues and our prospects for profitability.

ENVIRONMENTAL REGULATIONS

         We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. We are subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of hazardous materials. If we fail to comply with present or future environmental regulations, we could be subject to fines, suspension of production or a cessation of operations.

         We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for our new facility. We believe that we have properly handled our hazardous materials and wastes and have not contributed to any contamination at any of our premises. We are not aware of any environmental investigation, proceeding or action by federal or state agencies involving our current facilities or our newly leased facilities where we will be relocating our operations. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, under some federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

EMPLOYEES

         As of December 31, 2000, we had 74 full-time employees, including 16 engaged in research and development and 54 engaged in manufacturing. Twelve of our employees have advanced degrees, including three Ph.D.s. None of our employees are represented by any labor union nor are they organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

ITEM 2. PROPERTIES:

         Our headquarters is currently located in a leased space in Waltham, Massachusetts, where we currently occupy approximately 9,400 square feet of administrative, laboratory and manufacturing space. Our lease expires on June 30, 2001.

         In March 2000, we entered into a 10-year lease for approximately 56,250 square feet of office, laboratory and manufacturing space in Marlboro, Massachusetts. We plan to relocate all of our operations to the Marlboro facility by the middle of 2001, after the space has been built out to our manufacturing and other specifications.

ITEM 3. LEGAL PROCEEDINGS:

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

Market for Our Common Stock

Our common stock is traded on The Nasdaq National Market under the symbol "ESLR". The following table sets forth for the calendar periods indicated, the high and low sales price of our common stock on The Nasdaq National Market .

                                                                     HIGH        LOW
                                                                     ----        ---
2000:
    Fourth Quarter (commencing November 2, 2000)............        $20.750     $6.000

2001:
    First Quarter (through March 9, 2001)...................        $13.625     $6.375


On March 9, 2001 there were approximately 65 stockholders of record of our common stock. The last reported sale price of the common stock on March 9, 2001 was $9.21 per share. We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Use of Proceeds

On October 31, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file number 333-43140), relating to the initial public offering of 3,000,000 shares of our common stock, $.01 par value per share, at a price to the public of $14.00 per share. The offering commenced on November 2, 2000 and closed on November 7, 2000. The aggregate offering price to the public of the initial public offering was $42,000,000. The proceeds to us, net of underwriting discounts and commissions of $2,940,000 and offering expenses of $1,300,000, was approximately $37.7 million. Through December 31, 2000, we had not spent any of the net offering proceeds. We have invested all of such proceeds in investment grade, interest-bearing securities. None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities, or affiliates of us.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2000, we granted stock options to purchase an aggregate of 26,000 shares of common stock at a weighted average exercise price of $6.43 per share, to employees and directors pursuant to our 2000 Stock Option and Incentive Plan and 401,153 shares of common stock at a weighted average exercise price of $7.60 per share to employees, consultants and directors under our 1994 Stock Option Plan. In addition, we issued 13,382 shares of common stock during the three months ended December 31, 2000 in connection with the exercise of outstanding options under our 1994 Stock Option Plan, by nine of our employees and consultants, at a weighted average exercise price of $1.43 per share. These option exercises resulted in aggregate proceeds to us of approximately $19,112. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section

4(2) under the Act, as a transaction by an issuer not involving a public offering.

In January 2000, we issued and sold 2,100,000 shares of our Series D redeemable convertible preferred stock at a price per share of $2.50 to two accredited investors and three non-U.S. persons, resulting in proceeds to us of approximately $5,250,000. No underwriters were involved in the foregoing stock issuances and the issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated under the Act, Regulation S promulgated under the Act or Section 4(2) under the Act, as a transaction by an issuer not involving a public offering.

In November 2000, we issued 7,248,240 shares of our common stock in connection with the conversion of 2,124,968 shares of our Series A redeemable convertible preferred stock, 2,781,666 shares of our Series B redeemable convertible preferred stock, 3,442,547 shares of our Series C redeemable convertible preferred stock and 7,343,323 shares of our Series D redeemable convertible preferred stock.

ITEM 6. SELECTED FINANCIAL DATA:

         You should read the data set forth below in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 1998, 1999 and 2000, and the balance sheet data at December 31, 1999 and 2000, have been derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants, and which appear elsewhere in this filing. The statement of operations data presented below for the years ended December 31, 1996 and 1997, and the balance sheet data at December 31, 1996, 1997 and 1998 have been derived from our financial statements that have been audited by PricewaterhouseCoopers LLP and are not included in this filing.

                                                                                YEAR ENDED DECEMBER 31,
                                                            ===============================================================
                                                              1996          1997          1998          1999          2000
                                                              ----          ----          ----          ----          ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Product revenues .....................................      $    --       $   153       $   163       $   189       $   419
Research revenues ....................................          587           556         1,395         2,113         1,753
                                                            -------       -------       -------       -------       -------
   Total revenues ....................................          587           709         1,558         2,302         2,172

Operating Expenses:
  Cost of product revenues ...........................           --         1,007           955           991         2,757
  Research and development expenses, including cost ..        1,346         2,051         2,373         3,085         3,266
  of research revenues
   Selling, general and administrative expenses ......          555           809           917         1,303         2,365
  Stock-based compensation expense ...................           --            --            --            18           294
                                                            -------       -------       -------       -------       -------
   Total operating expenses ..........................        1,901         3,867         4,245         5,397         8,682
                                                            -------       -------       -------       -------       -------
Operating income (loss) ..............................       (1,314)       (3,158)       (2,687)       (3,095)       (6,510)
Net interest income ..................................          120           102           165           163         1,305
                                                            -------       -------       -------       -------       -------
Net income (loss) ....................................       (1,194)       (3,056)       (2,522)       (2,932)       (5,205)
Accretion of redeemable convertible preferred stock ..         (415)         (537)         (953)       (1,231)       (2,283)
                                                            -------       -------       -------       -------       -------
Net income (loss) attributable to common stockholders       $(1,609)      $(3,593)      $(3,475)      $(4,163)      $(7,488)
                                                            =======       =======       =======       =======       =======
Net income (loss) per common share (basic and diluted)      $ (2.01)      $ (4.47)      $ (4.33)      $ (5.18)      $ (2.96)
Weighted average shares used in computing basic and
diluted net income (loss) per common share ...........          801           803           803           803         2,530

                                                                                  DECEMBER 31,
                                                       -------------------------------------------------------------------
                                                           1996         1997           1998          1999          2000
                                                           ----         ----           ----          ----          ----
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments       $ 3,887       $ 2,623          4,805       $ 14,455       $45,994
Working capital .................................         3,885           426          4,985         14,982        46,056
Total assets ....................................         4,441         3,755          5,893         16,318        55,783
Total redeemable convertible preferred stock ....         6,712         7,250         15,014         29,293            --
Total stockholders' equity (deficit) ............        (2,361)       (5,955)        (9,357)       (13,502)       54,143


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

           We caution readers that statements in this Annual Report on Form 10-K that are not strictly historical statements constitute forward-looking statements which are made pursuant to the safe harbor provisions of the private securities litigation Reform Act of 1995. These statements may be identified with such words as "we expect", "we believe", "we anticipate" or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties which could cause our actual results to differ materially from such forward-looking statements, including, among other things, those risks and uncertainties described below in this Annual Report under the caption "Certain Factors Which May Affect Future Results" and in our other filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report.

OVERVIEW

         We develop, manufacture and market solar power products for the global marketplace. Solar cells are semiconductor devices that convert sunlight into electricity and form the building block for all solar power products. To date, our product sales have been primarily solar panels, which have been used to generate electricity for on-grid and off-grid applications. Off-grid applications have included the electrification of rural homes, lighting for small, rural schools and power supplies for water pumping. More recently, an increasing percentage of our products have been used by on-grid customers as a clean, renewable source of alternative or supplemental electricity.

         Product revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. These revenues have been limited by our current production capacity, and we are in the process of relocating our operations to a new large-scale facility to permit greater manufacturing capacity. We recognize product revenues upon shipment. Product revenues represented 19.0% of total revenues for the year ended December 31, 2000 and 8.2% of total revenues for the year ended December 31, 1999. For the year ended December 31, 2000, sales to Kawasaki Heavy Industries, Ltd. accounted for approximately $372,000 of our total $419,000 of product revenues. We anticipate that international sales, including sales to Kawasaki, will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all product revenues are denominated in United States dollars and foreign exchange rate fluctuations have not had a direct impact on the results of our operations.

         Research revenues. Research revenues consist of revenues from various state and federal government agencies to fund our ongoing research, development, testing and enhancement of our products and manufacturing technology. We have not in the past, nor is it our intention in the future, to pursue contracts that are not part of our ongoing research activities. We recognize research revenues using the percentage of completion method.

         Cost of product revenues. Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, royalties on licensed technology and other support expenses associated with the manufacture of our solar power products. We expect to continue to experience costs in excess of revenues until we achieve greater efficiencies and higher production levels.

         Research and development expenses, including cost of research revenues. Research and development expenses, including cost of research revenues, consist primarily of salaries and related personnel costs, consulting expenses, and prototype costs related to the design, development, testing and enhancement of our products and manufacturing technology. We expense our research and development expenses as incurred. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers. As a result, we expect that our total research and development expenses will increase in the future.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel costs, professional fees, rent, insurance and other sales expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts, hire additional sales personnel and initiate additional marketing programs. We expect that selling, general and administrative expenses will increase as we add personnel and incur additional costs related to the growth of our business and our operations as a public company.

         Stock-based compensation expense. During the years ended December 31, 1999 and 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between fair market value of the common stock on the option grant date and the exercise price. These amounts were presented as a reduction of stockholders' equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $18,000 for the year ended December 31, 1999 and $294,000 for the year ended December 31, 2000. We expect to recognize stock-based compensation expense for past grants of approximately $295,000 for each of the years ended December 31, 2001 and 2002, $292,000 for the year ended December 31, 2003 and $76,000 for the year ended December 31, 2004.

         Net interest income. Net interest income consists primarily of interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any interest paid on our convertible debentures. We expect net interest income will increase during the first half of 2001 as compared to the income earned in 2000 as we invest the proceeds from our initial public offering of stock in high quality commercial paper, corporate bonds and United States government-backed securities.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         Revenues. Our product revenues for the year ended December 31, 2000 were $419,000, an increase of $230,000, or 122%, from $189,000 for the same period in 1999. Our increase in product revenues was due to capacity expansions at our pilot manufacturing facility in Waltham, Massachusetts and the increase of commercial sales to Kawasaki as a result of our distribution and marketing arrangement with them. Research revenues for the year ended December 31, 2000 were $1.8 million, a decrease of $360,000, or 17%, from $2.1 million for the same period in 1999. The decline in research revenues reflects reduced expenditures on our research contracts, as one of our multi-year contracts was completed and another neared completion in 2000.

         Cost of product revenues. Our cost of product revenues for the year ended December 31, 2000 was $2.8 million, an increase of $1.8 million, or 178%, from $991,000 for the same period in 1999. The increase in cost of product revenues was primarily associated with our expanded pilot operations and our preparation for the expansion and relocation of our manufacturing operations to our new facility. Approximately one-third of the increase was due to increases in materials expense, one-third was caused by increases in salary expense, and one-quarter was caused by increases in consulting fees, with the remainder caused by increases in storage, depreciation and royalty expense.

         Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the year ended December 31, 2000 were $3.3 million, an increase of $181,000, or 5.9%, from $3.1 million for the same period in 1999. The increase was due primarily to an increase in consulting fees associated with designing and developing new processes and equipment for our manufacturing expansion, partially offset by a reduction in salary expense.

         Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2000 were $2.4 million, an increase of $1.1 million, or 82%, from $1.3 million in 1999. The increase is nearly evenly divided among increases in rent expense, salary expense, and professional fees. The increase in rent primarily reflects the start of rental payments at our new facility and to a lesser extent an increase in our payments for our Waltham facility. The increase in salary expense represents both additional personnel, salary increases and bonuses. The increase in professional fees was principally due to increased legal and auditing fees associated with our increased requirements in these areas as a newly public company.

         Stock-based compensation expense. Our stock-based compensation expense for the year ended December 31, 2000 was $294,000, an increase of $276,000, or 1,533%, from $18,000 for the same period in 1999. The increase in stock-based compensation expense for the year ended December 31, 2000 was due to amortization arising from options granted in 2000.

         Net interest income. Our net interest income for the year ended December 31, 2000 was $1.3 million, an increase of $1.1 million, or 701%, from $163,000 for the same period in 1999. The increase in net interest income was due to higher average cash balances that resulted from the closing of a private financing in December 1999 and January 2000, and the completion of our initial public offering in November 2000.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         Revenues. Our product revenues for the year ended December 31, 1999 were $189,000, an increase of $26,000, or 16%, from $163,000 for the year ended December 31, 1998. The increase in product revenues was due to capacity expansion at our pilot manufacturing facility. Research revenues for the year ended December 31, 1999 were $2.1 million, an increase of $718,000, or 51%, from $1.4 million for the year ended December 31, 1998. The increase in research revenues was primarily attributable to the increased revenues from a three-year $4.1 million cost shared contract that began in the middle of 1998.

         Cost of product revenues. Our cost of product revenues for the year ended December 31, 1999 was $991,000, an increase of $36,000, or 3.8%, from $955,000 for the year ended December 31, 1998. The increase was due primarily to increased salary expense for the additional personnel associated with our increased pilot manufacturing operations, including the addition of our Vice President, Manufacturing in June 1999.

         Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the year ended December 31, 1999 were $3.1 million, an increase of $712,000, or 30%, from $2.4 million for the year ended December 31, 1998. The increase was primarily due to increased salary expense, consulting fees and materials expense.

         Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 1999 were $1.3 million, an increase of $386,000, or 42%, from $917,000 for the year ended December 31, 1998. The increase was primarily due to increased salary expense, professional fees and rent expense. Salary expense increased because of higher salaries and the addition of new personnel, consulting fees increased because of growth in general administrative requirements and legal fees associated with marketing contract negotiations, and the increase in rent expense was due to a higher rental rate associated with a lease extension for our Waltham, Massachusetts facility.

         Stock-based compensation expense. Our stock-based compensation expense for the year ended December 31, 1999 was $18,000. We recorded no stock-based compensation expense for the year ended December 31, 1998. The expense in 1999 was due to amortization arising from options granted in 1999.

         Net interest income. Our net interest income for the year ended December 31, 1999 was $163,000, a decrease of $2,000, or 1.2%, from $165,000 for the year ended December 31, 1998. The slight decline in interest income was attributable to a decline in average cash balances in 1999, which was almost entirely offset by the elimination of interest expense resulting from the conversion of $2.2 million of convertible debentures into preferred stock in April 1998.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and to a lesser extent from funds from operations, including primarily research revenues. At December 31, 2000, we had cash, cash equivalents and short-term investments of $46.0 million.

         Net cash used in operating activities was $2.4 million for the year ended December 31, 1998, $2.6 million for the year ended December 31, 1999, and $5.2 million for the year ended December 31, 2000. The increase in net cash used in operating activities for the year ended December 31, 2000 was primarily due to increases in our net loss and working capital associated with our capacity expansion. The net cash used in operating activities represents primarily net loss plus depreciation and changes in working capital. We expect net cash used in operating activities to increase substantially in 2001 as we begin production at our new manufacturing facility.

         Net cash used in investing activities was $4.1 million for the year ended December 31, 1998, $8.7 million for the year ended December 31, 1999 and $26.2 million for the year ended December 31, 2000. This cash represents purchases, sales and maturities of high quality corporate paper, corporate bonds and United States government-backed obligations with contractual maturities typically less than one year and capital expenditures. Capital expenditures were $123,000 for the year ended December 31, 1998, $383,000 for the year ended December 31, 1999, and $7.1 million for the year ended December 31, 2000. The increase in capital expenditures for the year ended December 31, 2000 was for equipment needed for our new manufacturing facility. As of December 31, 2000, our outstanding commitments for capital expenditures were $5.0 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our new manufacturing facility. We expect to fund our capital commitments using proceeds from our initial public offering which closed in November 2000. In addition to the $7.1 million of capital expenditures in 2000, we expect to spend an additional $10 to $13 million on capital expenditures related to our new manufacturing facility during the first half of 2001. We expect further capital expenditures will be required after the first half of 2001 to achieve increases in capacity at our new facility.

         Net cash provided by financing activities was $4.6 million for the year ended December 31, 1998, $12.6 million for the year ended December 31, 1999, and $43.0 million for the year ended December 31, 2000. The cash provided by financing activities in the years ended December 31, 1998 and 1999 represents private placements of our redeemable convertible preferred stock and for the year ended December 31, 2000 represents private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering. In December 1997, we issued $2.2 million in convertible debentures bearing interest at 8% per annum and maturing in December 1998. The debentures converted into 1,142,547 shares of redeemable convertible preferred stock in April 1998.

         We believe our current cash, cash equivalents and short-term investments will be sufficient to satisfy our projected operating and capital expenditures needs for at least the next 12 months. We anticipate that we will need additional financing to execute our business model after that time or sooner if we need to respond to business contingencies. These contingencies may include the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

INCOME TAXES

         As of December 31, 2000, we had federal net operating loss and tax credit carryforwards totaling approximately $14.8 million and $602,500 available to reduce future taxable income and tax liabilities and which expire at various dates between 2009 and 2015. In addition, as of December 31, 2000 we had state net operating loss and tax credit carryforwards totaling approximately $14.6 million and $368,000 available to reduce future taxable income and tax liabilities and which expire at various dates between 2001 and 2005. Under provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and tax credit carryforwards, which can be used in any future year. As required by Financial Accounting Statement No. 109, we have evaluated the positive and negative evidence bearing on the realizability of these assets and we have fully reserved the deferred tax asset.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices promulgated by the Commission. We have retroactively adopted the guidance of SAB 101 for all periods presented in our financial statements and this adoption did not have a material impact on our financial position or results of operations.

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

         In March 2000, FASB issued FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of Accounting Principles Board Opinion 25". FASB Interpretation 44 clarifies the application of Accounting Principles Board Opinion 25 and among other issues clarifies the definition of an employee for compensatory plan purposes, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FASB Interpretation 44 was effective July 1, 2000, but certain conclusions in FASB Interpretation 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FASB Interpretation 44 has not had a material impact on our financial position or results of operations to date.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         We caution readers that statements in this Annual Report on Form 10-K that are not strictly historical statements, including, but not limited to, statements reflecting management's expectations regarding the timing, cost, and success of the Company's relocation to its new facility in Marlboro, Massachusetts and future manufacturing scale-up and production; future financial performance; the Company's technology and product development, cost and performance; the Company's current and future strategic relationships and future market opportunities; and the Company's other business and technology strategies and objectives, constitute forward-looking statements which are made pursuant to the safe harbor provisions of the private securities litigation Reform Act of 1995. These statements may be identified with such words as "we expect", "we believe", "we anticipate" or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, those risks and uncertainties described below and in our other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC's Web Site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

RISKS RELATING TO OUR FINANCIAL RESULTS

YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS AND PROSPECTS DUE TO OUR LIMITED OPERATING HISTORY.

    We are at an early stage of development and there is limited historical information available upon which you can base your evaluation of our business and prospects. We were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products. Although we began shipping product from our pilot manufacturing facility in 1997, the primary objective of our pilot production line was the technical development and further refinement of our String Ribbon technology and related manufacturing processes. We have shipped only approximately 4,000 solar power panels as of December 31, 2000 and have recognized limited revenues since our inception.

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

    Since our inception, we have incurred significant net losses, including net losses of $5.2 million for the year ended December 31, 2000. As a result of ongoing operating losses, we had a cumulative net loss of $15.7 million as of December 31, 2000. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

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

THE COMPLETION OF OUR NEW MANUFACTURING FACILITY MAY BE DELAYED AND WE MAY INCUR GREATER COSTS THAN WE EXPECT.

    If we fail to successfully complete our new manufacturing facility and begin large-scale manufacturing there on time and at budgeted costs, our business and results of operations will likely be materially impaired. Our pilot manufacturing facility in Waltham, Massachusetts is not adequate to accommodate significant increases in production. As a result, we entered into a lease in March 2000 for a 56,250 square foot facility in Marlboro, Massachusetts, which includes approximately 35,000 square feet of manufacturing space. The design, renovation and start-up of this facility will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of cost overruns, delays, equipment problems and other start-up and operating difficulties. Our manufacturing processes use custom-built equipment which may not be delivered and installed in our new facility in a timely manner. In addition, this equipment may take longer to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, our manufacturing capacity could be substantially constrained and our revenues and earnings would likely be materially impaired.

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

THE SUCCESS OF OUR BUSINESS AND OUR FUTURE PROSPECTS DEPEND SIGNIFICANTLY UPON OUR STRATEGIC DISTRIBUTION AND MARKETING RELATIONSHIP WITH KAWASAKI.

    In December 1999, we entered into a five-year distribution and marketing agreement with Kawasaki, under which we appointed Kawasaki our exclusive distributor in Japan. During the fiscal year ended December 31, 2000, sales to Kawasaki accounted for over 85% of our product revenues. We expect that a substantial portion of our product revenues for the foreseeable future will continue to be derived from sales of our products to Kawasaki. If our relationship with Kawasaki is not successful, our sales may not increase or may decrease and our reputation may be harmed. Any change in our relationship with Kawasaki, including any decision by Kawasaki to reduce its commitment to our solar power technologies or to focus on a different energy technology, could harm our business by reducing our potential revenues and diminishing our market share.

OUR ABILITY TO INCREASE MARKET SHARE AND SALES DEPENDS ON OUR ABILITY TO SUCCESSFULLY MAINTAIN OUR EXISTING

DISTRIBUTION RELATIONSHIPS AND EXPAND OUR DISTRIBUTION CHANNELS.

    We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. Through December 31, 2000, we sold our solar power products to more than 10 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

WE FACE RISKS ASSOCIATED WITH THE MARKETING, DISTRIBUTION AND SALE OF OUR SOLAR POWER PRODUCTS INTERNATIONALLY, AND IF WE ARE UNABLE TO EFFECTIVELY MANAGE THESE RISKS, IT COULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS ABROAD.

    From our inception through December 31, 2000, approximately 44% of our product sales have been made to resellers outside North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will increase in the future, including sales made in Japan to Kawasaki. We will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of risks that we have not yet encountered due to the limited number of products we have sold internationally. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

OUR DEPENDENCE ON A SMALL NUMBER OF RESELLERS MAY CAUSE SIGNIFICANT FLUCTUATIONS OR DECLINES IN OUR PRODUCT REVENUES.

    From our inception through December 31, 2000, our three largest resellers accounted for approximately 64% of our product sales and our 10 largest resellers accounted for approximately 95% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers, including Kawasaki, will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

     We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Mark A. Farber, our Chief Executive Officer, President and a director, or Dr. Jack I. Hanoka, our Chief Technical Officer, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 74 employees as of December 31, 2000, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. In addition, the growing demands of our business have created the need for additions to our management team. As a result, we recently hired a new Vice President of Marketing and Sales and, last year, began a search for a new Chief Financial Officer. We recently decided to suspend our search for a new Chief Financial Officer, but may renew this search at some point in the future. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

    -   enhance our manufacturing and operating infrastructure;

    -   respond to competitive pressures; and

    -   acquire complementary businesses or necessary technologies.

    We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.

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

    We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 81% for the fiscal year ended December 31, 2000. We currently have four active research contracts with total estimated revenues of approximately $6.5 million, $5.1 million of which has been authorized by the sponsoring agency and $4.3 million of which has been recorded as revenue as of December 31, 2000. The remaining $2.2 million of revenue will be recognized over the remaining life of these contracts which expire at various dates between March 31, 2001 and October 31, 2003. These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies.

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

RISKS ASSOCIATED WITH THE MARKET FOR OUR COMMON STOCK

OUR OFFICERS AND DIRECTORS CONTROL 44% OF OUR COMMON STOCK AND MAY BE ABLE TO SIGNIFICANTLY INFLUENCE CORPORATE ACTIONS.

    As of March 9, 2001, our executive officers, directors and entities affiliated with them controlled approximately 44% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

THE LARGE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

    The market price of our common stock could decline a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. Approximately 8,170,327 shares of our outstanding common stock and 636,027 shares of our common stock subject to currently exercisable options and warrants are subject to contractual restrictions on resale between each of the stockholders and Banc of America Securities LLC, the lead manager of our initial public offering which closed in November 2000. On or about April 29, 2001 these shares will be available for sale in the public market, subject in some cases to compliance with Rule 144 of the Securities Act of 1933, as amended.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

INTEREST RATE RISK

We do not use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

FOREIGN CURRENCY EXCHANGE RATE RISK

All of our sales are denominated in United States dollars. Accordingly, we have not been materially exposed to fluctuations in currency exchange rates. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase, but we do not believe this increase will be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Company's Financial Statements and related Notes and Report of Independent Accountants are included beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The information required under this item may be found under the sections captioned "Election of Directors", "Occupations of Directors and Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement (the "2000 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2000, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION:

The information required under this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information required under this item may be found under the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required under this item may be found under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  1. Consolidated Financial Statements. The financial statements included in Item 8 of Part II which appear beginning on page F-1 of this Annual Report on Form 10-K.

                  2. Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts appears on page F-17 of this Annual Report on Form 10-K.

                  3. Exhibits. The following exhibits:

EXHIBIT
NUMBER                                            DESCRIPTION
------                                            -----------
 3.1 (1)      Third Amended and Restated Certificate of Incorporation of the Registrant.  (Exhibit 3.2)
 3.2 (1)      Second Amended and Restated By-laws of the Registrant.  (Exhibit 3.4)
10.1 (1)*     1994 Stock Option Plan.  (Exhibit 10.1)
10.2 (1)*     2000 Stock Option and Incentive Plan.  (Exhibit 10.2)
10.3 (1)*     2000 Employee Stock Purchase Plan.  (Exhibit 10.3)
10.4 (1)      Lease between Registrant and 211 Second Avenue Realty L.P.  dated as of September 15, 1995, as amended.  (Exhibit 10.4)
10.5 (1)      Lease Agreement between Registrant W9/TIB Real Estate Limited Partnership dated as of January 31,
              2000, as amended (Exhibit 10.5)
10.6 (1)+     Distribution and Marketing Agreement between Registrant and Kawasaki Heavy Industries, Ltd.
              dated as of December 24, 1999.  (Exhibit 10.6)
10.7 (1)+     Agreement between Registrant and Emanuel M.  Sachs dated as of September 30, 1994, as amended.
              (Exhibit 10.7)
10.8 (1)      Series D Preferred Stock Purchase Agreement dated as of December 28, 1999.  (Exhibit 10.8)
10.9 (1)      Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (Exhibit 10.9)
21.1          Subsidiaries of the Registrant (filed herewith)
23.1          Consent of PricewaterhouseCoopers LLP, independent accountants.  (filed herewith)
24.1          Power of Attorney. (included on Page II-2)


+ Confidential treatment granted as to certain portions.
* Indicates a management contract or compensatory plan, contract or arrangement.


(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.


         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

         (c)  Exhibits:

              The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above. Exhibits which are incorporated herein by reference may be inspected and copied at the public reference facilities maintained by the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC's regional offices located at Seven World Trade Center, Suite 1300, New York, New York 10048, and at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60611-2511. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address "http://www.sec.gov".

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE
Report of Independent Accountants                                                                        F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000                                             F-3

Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000               F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998,
  1999 and 2000                                                                                          F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000               F-6

Notes to Financial Statements                                                                            F-7

Schedule II - Valuation and Qualifying Accounts                                                          F-17

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Evergreen Solar, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Evergreen Solar, Inc. and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 15, 2001

EVERGREEN SOLAR, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND 2000
(IN THOUSANDS, EXCEPT SHARE DATA)
================================================================================

                                                                                                DECEMBER 31,
                                                                                             1999           2000
         ASSETS

Current assets:

  Cash and cash equivalents                                                                $  1,466       $ 13,171
  Investments                                                                                12,989         32,823
  Accounts receivable, net of allowance for doubtful accounts of $10 and $13 at
    December 31, 1999 and 2000                                                                  299            850
  Unbilled grant receivable                                                                      96             99
  Subscription receivable for Series D preferred stock                                          400             --
  Inventory                                                                                     134            408
  Other current assets                                                                          125            345
                                                                                           --------       --------
           Total current assets                                                              15,509         47,696

Restricted cash                                                                                  --            464
Fixed assets, net                                                                               809          7,623
                                                                                           --------       --------
           Total assets                                                                    $ 16,318       $ 55,783


      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
           STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                         $    253       $    661
  Accrued employee compensation                                                                 123            462
  Accrued initial public offering financing costs                                                --            225
  Accrued legal fees                                                                             90             75
  Other accrued expenses                                                                         39            169
  Accrued warranty                                                                               22             48
                                                                                           --------       --------
           Total current liabilities                                                            527          1,640

Commitments

Redeemable convertible preferred stock (Note 6)                                              29,293             --
                                                                                           --------       --------

Stockholders' equity (deficit):
  Preferred stock; $.01 par value, no shares authorized, issued or outstanding,
   1,000,000 shares authorized, no shares issued and outstanding at December 31, 1999
    and 2000, respectively                                                                       --             --
  Common stock, $0.01 par value, 28,000,000 and 30,000,000 shares authorized, 802,537 and 11,170,327 shares issued and outstanding at December 31, 1999 and 2000,
    respectively                                                                                  8            111
  Additional paid-in capital                                                                    400         70,671
  Accumulated deficit:
     Cumulative net income (loss) since inception                                           (10,475)       (15,680)
     Deferred compensation                                                                     (300)          (959)
     Accretion of redeemable convertible preferred stock                                     (3,135)            --
                                                                                           --------       --------
           Total stockholders' equity (deficit)                                             (13,502)        54,143
                                                                                           --------       --------
           Total liabilities, redeemable convertible preferred stock and
             stockholders' equity  (deficit)                                               $ 16,318       $ 55,783
                                                                                           ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              1998          1999          2000
Revenues:
  Product revenues                                                          $   163       $   189       $   419
  Research revenues                                                           1,395         2,113         1,753
                                                                            -------       -------       -------
           Total revenues                                                     1,558         2,302         2,172

Operating expenses:
  Cost of product revenues (excluding stock-based compensation of $0 for the year ended December 31, 1999, and $38 for the year ended

    December 31, 2000, respectively)                                            955           991         2,757
  Research and development expenses, including costs of research revenues (excluding stock-based compensation of $33 for the year ended December 31, 1999 and $116 for the year
        ended December 31, 2000, respectively)                                2,373         3,085         3,266
  Selling, general and administrative expenses (excluding stock-based compensation of $15 for the year ended December 31, 1999 and $140
    for the year ended December 31, 2000, respectively)                         917         1,303         2,365
  Stock-based compensation expense                                               --            18           294
                                                                            -------       -------       -------
           Total operating expenses                                           4,245         5,397         8,682
                                                                            -------       -------       -------
           Operating income (loss)                                           (2,687)       (3,095)       (6,510)

Net interest income                                                             165           163         1,305
                                                                            -------       -------       -------
Net income (loss)                                                            (2,522)       (2,932)       (5,205)

Accretion of redeemable convertible preferred stock                            (953)       (1,231)       (2,283)
                                                                            -------       -------       -------
Net income (loss) attributable to common stockholders                       $(3,475)      $(4,163)      $(7,488)
                                                                            =======       =======       =======
Net income (loss) per common share (basic and diluted)                      $ (4.33)      $ (5.18)      $ (2.96)

Weighted average shares used in computing basic and diluted net income
  (loss) per common share                                                       803           803         2,530


  The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS)

                                                                                          ACCUMULATED DEFICIT
                                                                                       --------------------------
                                                                                                     ACCRETION OF
                                                                                       CUMULATIVE     REDEEMABLE
                                                            ADDITIONAL                  NET LOSS     CONVERTIBLE        TOTAL
                                          COMMON STOCK       PAID-IN     DEFERRED        SINCE        PREFERRED       SHAREHOLDERS'
                                       SHARES     AMOUNT     CAPITAL   COMPENSATION    INCEPTION        STOCK       EQUITY (DEFICIT)
Balance at December 31, 1997             803       $  8      $     9      $     -       $ (5,021)      $  (951)         $ (5,955)

Issuance of warrants                                              73                                                          73

Accretion of redeemable
convertible
preferred stock                                                                                           (953)             (953)

Net loss                                                                                  (2,522)                         (2,522)
                                      ------       ----      -------      ------        --------       -------         ---------

Balance at December 31, 1998             803          8           82                      (7,543)       (1,904)          (9,357)

Deferred compensation                                            318        (318)                                              -

Compensation expense associated
  with stock options                                                          18                                              18

Accretion of redeemable
 convertible
 preferred stock                                                                                        (1,231)           (1,231)


Net loss                                                                                  (2,932)                         (2,932)
                                      -------      ----      -------      ------        --------       -------         ---------

Balance at December 31, 1999             803          8          400        (300)        (10,475)       (3,135)          (13,502)

Issuance of common stock
 pursuant
  to IPO                               3,000         30       37,737                                                      37,767

Issuance of common stock
 pursuant to
 exercise of options                     119          1          102                                                         103

Issuance and revaluation
 of stock
  options to consultants                                         176                                                         176

Deferred compensation                                            953        (953)                                              -

Compensation expense
 associated with
  stock options                                                              294                                             294

Accretion of redeemable
 convertible
 preferred stock                                                                                        (2,283)          (2,283)

Conversion of preferred
to common                              7,248         72       31,303                                     5,418            36,793

Net loss                                                                                  (5,205)                         (5,205)
                                      ------       ----      -------      ------        --------       -------         ---------

Balance at December 31, 2000          11,170       $111      $70,671      $ (959)       $(15,680)      $     -         $  54,143
                                      ======       ====      =======      ======        ========       =======         =========



  The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
================================================================================

                                                                                YEAR ENDED DECEMBER 31,
                                                                          1998           1999          2000
Cash flows for operating activities:

  Net income (loss)                                                    $ (2,522)      $ (2,932)      $ (5,205)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation                                                           320            246            286
     Non-cash investment income                                             (36)           (16)          (984)
     Issuance and revaluation of stock options to consultants                --             --            176
     Compensation expense associated with employee stock options             --             18            294
     Changes in operating assets and liabilities:
       Inventory and other current                                           (6)          (212)          (294)
       Accounts receivable                                                 (149)           (26)          (554)
       Accounts payable and accrued expenses                                  3            291          1,113
                                                                       --------       --------       --------
           Net cash used in operating activities                         (2,390)        (2,631)        (5,168)

Cash flow for investing activities:

  Purchases of fixed assets                                                (123)          (383)        (7,100)
  Purchases of investments                                               (7,842)       (16,809)       (38,423)
  Proceeds from sale and maturity of investments                          3,881          8,479         19,373
                                                                       --------       --------       --------

           Net cash used in investing activities                         (4,084)        (8,713)       (26,150)

Cash flow from financing activities:

  Restricted cash                                                            --             --           (464)
  Proceeds from issuance of Redeemable Convertible Preferred
    Stock                                                                 4,600         12,648          5,617
  Proceeds from the issuance of common stock for IPO                         --             --         37,767
  Proceeds from the exercise of stock options                                --             --            103
                                                                       --------       --------       --------

Net cash flow provided by financing activities                            4,600         12,648         43,023

Net (decrease) increase in cash and cash equivalents                     (1,874)         1,304         11,705

Cash and cash equivalents at beginning of period                          2,036            162          1,466
                                                                       --------       --------       --------

Cash and cash equivalents at end of period                             $    162       $  1,466       $ 13,171
                                                                       ========       ========       ========

Supplemental cash flow information:

  Interest paid                                                        $     --       $     --       $     --
   Taxes paid                                                          $     --       $     --       $     --
Noncash transactions:
  Deferred compensation                                                $     --       $    318       $    953


 The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


1.       NATURE OF BUSINESS

         Evergreen Solar, Inc. (the "Company"), incorporated in August 1994, develops, manufactures and markets solar power products, including solar cells, panels and systems. In April 1997 the Company commenced product sales. The Company has incurred losses since inception and has an accumulated deficit which has been funded by issuing debt and equity securities. In November 2000, the Company completed an initial public offering of 3,000,000 common shares at $14.00 per share. After deducting underwriting commissions and other offering expenses totaling $4.3 million, the Company received $37.7 million from this offering. In the opinion of management, the Company may need to raise additional financing to permit the required investment in equipment, materials and resources necessary to further develop and commercialize the Company's products. However, no assurances can be provided that such financing will be available when needed or on terms acceptable to the Company, if at all.

         The Company is subject to risks common to companies in the high technology and energy industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. In addition, the Company currently expects to relocate into new headquarters and manufacturing space in April 2001. Any delay in this move may result in increased costs and could impair business operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below. Certain previously reported amounts may have been reclassified to conform to the current method of presentation.

         BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Evergreen Securities, Inc. All material intercompany accounts and transactions have been eliminated.

         REVERSE STOCK SPLIT
         In September 2000, the Company's board of directors declared a reverse stock split of 1 share for every 2.165 shares of common stock then outstanding. The reverse stock split became effective at the date the Company's registration statement for its initial public offering was declared effective. Accordingly, the accompanying financial statements and footnotes have been restated to reflect the stock split.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         CASH AND INVESTMENTS
         Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.

         The Company's investments are classified as available-for-sale. At December 31, 1999 the Company held US government agency bonds and treasury notes. At December 31, 2000 the Company held US government agency bonds, treasury notes, municipal bonds, corporate bonds and commercial paper. The investments generally mature within one year from the date of purchase and are carried at amortized cost, on a specific identification basis, which approximates fair value. There were no realized or unrealized gains or losses recognized during any of the periods presented.

         Cash and investments are financial instruments which potentially subject the Company to concentrations of credit risk.

         INVENTORY
         Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

         FIXED ASSETS
         Fixed assets are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the straight-line method over three to seven years for all laboratory and manufacturing equipment, computers, and office equipment. Leasehold improvements are depreciated over the shorter of the remainder of the lease's term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

         IMPAIRMENT OF LONG-LIVED ASSETS
         The Company evaluates the recoverability of its long-lived assets, primarily fixed assets, in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. No impairments were required to be recognized during the years ended December 31, 1998, 1999 and 2000.

         REVENUE RECOGNITION
         The Company's revenue recognition policy complies with SAB 101. Research grant revenue is recognized as the services are performed. Research contract revenue is recognized on the percentage of completion method based on the ratio that total cost incurred to date bears to total estimated cost at completion. For all periods presented, costs of research contract revenues equaled research revenues. Revenue from product sales is recognized at shipment provided that no significant obligations remain outstanding and the resulting receivable is reasonably assured. Unbilled grant receivable relates to work that has recently been performed for which no invoice has been made as of period end. While the Company's accounting for research contract costs are subject to audit by the sponsoring agency, in the opinion of management, no material adjustments are expected as a result of such audits.

         RESEARCH AND DEVELOPMENT
         All research and development costs are expensed as incurred.

         INCOME TAXES
         The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized.

         COMPREHENSIVE LOSS
         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. There are no differences between net loss and comprehensive loss.

         STOCK-BASED COMPENSATION
         The Company applies the accounting provisions of Accounting Principles Board ("APB") Opinion 25 and related interpretations and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards Board ("SFAS") No. 123, Accounting for Stock-Based Compensation. The Company has disclosed herein pro forma net income in the footnotes using the fair value based method. All stock-based awards to nonemployees are accounted for at their fair market value, as calculated using the Black-Scholes model in accordance with SFAS No. 123.

         NET INCOME (LOSS) PER COMMON SHARE
         The Company computes net income (loss) per common share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per common share for the years ended December 31, 1998, 1999 and 2000 does not include 4,665,385, 7,346,308 and 8,574,695 potential shares of common stock equivalents, respectively, as their inclusion would be antidilutive. Common stock equivalents include outstanding common stock options, common stock warrants and redeemable convertible preferred stock.

         SEGMENT REPORTING
         The Company operates in a single segment: the sale of solar energy. The Company has no organizational structure dictated by product lines, geography or customer type. Major customer and geographic area revenue disclosures are presented in Note 12.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

         RECENT PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard established accounting and reporting standards requiring the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, the adoption of SFAS No. 133 will not have a material impact on our financial position or operating results.

3.       INVENTORY

         Inventory consists of finished goods of $124,000 and 178,000 and raw materials of $10,000 and $230,000 at December 31, 1999 and 2000, respectively.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

4.       FIXED ASSETS

         Fixed assets consisted of the following at December 31, 1999 and 2000 (in thousands):

                                                           USEFUL                       DECEMBER 31,
                                                            LIFE                     1999         2000
         Laboratory and manufacturing

           equipment                                      3-7 years                 $1,241     $  4,441
         Computer and office equipment                    3-7 years                     79          168
         Leasehold improvements               Lesser of 3-5 years or lease term        123          117
         Assets under construction                                                     269        4,080
                                                                                    ------     --------

                                                                                     1,712        8,806
         Less accumulated depreciation                                                (903)      (1,183)
                                                                                    ------     --------

                                                                                    $  809     $  7,623
                                                                                    ======     ========

         Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $320,000, $246,000 and $286,000, respectively. As of December
         31, 2000, the Company had outstanding commitments for capital expenditures of $5.0 million.

5.       INCOME TAXES

         Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily due to the following for the years ended December 31, 1998, 1999 and 2000 (in thousands):

                                                                           1998        1999         2000
         Income tax expense (benefit) at
           US federal statutory tax rate                                  $ (855)     $ (997)     $ (1,770)
         State income taxes, net of federal
           tax effect                                                       (221)       (313)         (162)
         Permanent items                                                       7           2            77
         Other                                                               (41)       (160)         (147)
         Change in deferred tax asset valuation allowance                  1,110       1,468         2,002
                                                                          ------      ------      --------

         Provision for income taxes                                       $    -      $    -      $      -
                                                                          ======      ======      ========

         At December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $14,756,000 and $14,590,000 available to reduce future taxable income and which expire at various dates between 2001 through 2015. The Company also has federal and state research and development tax credit carryforwards of approximately $602,500 and $368,000, respectively, available to reduce future tax liabilities and which expire at various dates between 2003 and 2015. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which can be used in future years.

         Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company's history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset.

         Deferred tax assets consist of the following at December 31, 1999 and 2000 (in thousands):

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                                                    1999          2000
         Net operating loss carryforwards                                         $  4,175      $  5,932
         Research and development credit carryforwards                                 818           846
         Other                                                                          52           269
                                                                                  --------      --------

         Deferred tax assets                                                         5,045         7,047
         Deferred tax valuation allowance                                           (5,045)       (7,047)
                                                                                  --------      --------

                                                                                  $      -      $      -
                                                                                  --------      --------

6.       STOCKHOLDERS' EQUITY

         The Company has two classes of capital stock: common and preferred. At December 31, 2000, 713,646 shares of common stock were authorized for issuance under the Company's 1994 Stock Option Plan pursuant to outstanding options and 1,650,000 shares were authorized for issuance under the Company's 2000 Stock Option and Incentive Plan. In August 2000, 120,000 shares were authorized for issuance under the Company's 2000 Employee Stock Purchase Plan. No shares were issued under the Employee Stock Purchase Plan in the year ended December 31, 2000.

         In November 2000, the Company completed an initial public offering of 3,000,000 common shares at $14.00 per share. After deducting underwriting commissions and other offering expenses totaling $4.3 million, the Company received net proceeds of $37.7 million from this offering. Upon the closing of the initial public offering, the Company increased the authorized common stock to 30,000,000.

         From December 1999 to February 2000, the Company closed its Series D Redeemable Convertible Preferred Stock financing of 10,000,000 authorized shares, resulting in the issuance of 7,343,323 shares at $2.50 per share for $18,358,308 cash proceeds. As part of the December financing described above, Kawasaki Heavy Industries, Ltd. ("Kawasaki") (also see Note 10) purchased 2,000,000 shares of Series D Redeemable Convertible Preferred Stock at $2.50 per share. In 1998, 3,442,547 shares of Series C Redeemable Convertible Preferred Stock were issued at $2.00 per share. In 1996, 2,781,666 shares of Series B Redeemable Convertible Preferred Stock were issued at $1.50 per share. Upon the closing of the initial public offering the preferred stockholders authorized the conversion of all shares of preferred stock into common stock.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

         At December 31, 1999 and 2000 total redeemable convertible preferred stock was comprised as follows:

                                                                                          1999         2000
         Redeemable convertible preferred stock:
           Series A redeemable convertible preferred stock, $0.01 par value,
             2,124,968 and no shares authorized, issued and outstanding at
             December 31, 1999 and 2000, respectively
           Series A paid-in-capital                                                      $ 2,125       $  -
           Accretion to redemption value                                                     889          -
                                                                                         -------       ----

                                                                                           3,014          -

           Series B redeemable convertible preferred stock, $0.01 par value,
             2,781,666 and no shares authorized, issued and outstanding at December 31, 1999 and 2000, respectively
           Series B paid-in-capital                                                        4,173          -
           Accretion to redemption value                                                   1,268          -
                                                                                         -------       ----

                                                                                           5,441          -

           Series C redeemable convertible preferred stock, $0.01 par value,
              3,442,547 and no shares authorized, issued and outstanding at
              December 31, 1999 and 2000, respectively
           Series C paid-in-capital                                                        6,812          -
           Accretion to redemption value                                                     966          -
                                                                                         -------       ----

                                                                                           7,778          -

           Series D redeemable convertible preferred stock, $0.01 par value,
            10,000,000 shares authorized and 5,243,323 issued and
             outstanding at December 31, 1999 and
              no shares authorized, issued and outstanding at December 31, 2000
           Series D paid-in-capital                                                      $13,048       $  -
           Accretion to redemption value                                                      12          -
                                                                                         -------       ----

                                                                                          13,060          -
                                                                                         -------       ----

                    Total redeemable convertible preferred stock                         $29,293       $  -
                                                                                         =======       ====


7.       STOCK OPTION PLANS

         On October 24, 1994, the Board of Directors approved the Company's 1994 Stock Option Plan (the "Plan"), whose purpose is to encourage employees and other individuals who render services to the Company, by providing opportunities to purchase stock in the Company. The Plan authorizes the issuance of incentive stock options and nonqualified stock options. The Plan was terminated as to all new issuances of options effective as of the closing of the IPO. All options granted will expire ten years from their date of issuance. Incentive stock options granted generally have a four-year vesting period from their date of issuance and nonqualified options granted vest immediately upon their issuance.

         In August 2000, the Board of Directors and stockholders approved the Company's 2000 Stock Option and Incentive Plan (the "Plan") which became effective on the closing of the Company's initial public offering. The purpose is to encourage employees and other individuals who render services to the Company, by providing opportunities to purchase stock in the Company. The Plan authorizes the issuance of incentive stock options and nonqualified stock options. All options granted will expire ten years from their date of issuance. Incentive stock options granted generally have a four-year vesting period from their date of issuance and nonqualified options granted vest immediately upon their issuance.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

         The following is a summary of stock option activity:


                                                                                       WEIGHTED-
                                                                                        AVERAGE
                                                                       SHARES        EXERCISE PRICE
         Outstanding at December 31, 1997                               96,741          $0.48
           Granted                                                      76,204           0.87
                                                                     ---------

         Outstanding at December 31, 1998                              172,945           0.65
           Granted                                                     265,100           0.87
           Terminated                                                   (6,002)          0.80
                                                                     ----------

         Outstanding at December 31, 1999                              432,043           0.78
           Granted                                                     427,153           7.52
           Exercised                                                  (119,550)          0.86
                                                                     ----------

         Outstanding at December 31, 2000                              739,646           4.66
                                                                     ---------


         Summarized information about stock options outstanding is as follows:

                                                                 OPTIONS OUTSTANDING
                                                              ------------------------
                                                               WEIGHTED                       OPTIONS EXERCISABLE
                                                                                           ------------------------
                                                                AVERAGE       WEIGHTED                     WEIGHTED
                                                               REMAINING       AVERAGE                      AVERAGE
                               EXERCISE         NUMBER        CONTRACTUAL     EXERCISE        NUMBER       EXERCISE
                                 PRICE        OUTSTANDING      LIFE(YEARS)      PRICE       EXERCISABLE      PRICE
                                $ 0.22            1,383          4.43          $ 0.22           1,383       $ 0.22
                                  0.43            6,463          5.10            0.43           6,463         0.43
                                  0.65           15,127          6.01            0.65          14,088         0.65
                                  0.87          296,439          8.42            0.87          75,069         0.87
                                  2.17          140,412          9.03            2.17          36,486         2.17
                                  4.55           48,941          9.41            4.55          10,617         4.55
                                  6.00           20,000          9.95            6.00               0         6.00
                                  6.50           61,862          9.75            6.50          13,841         6.50
                                  7.88            6,000          9.95            7.88           6,000         7.88
                                 14.00          127,019          9.85           14.00               0        14.00
                                 19.00           16,000          9.84           19.00           6,000        19.00
                                 -----          -------                         -----         -------        -----

         December 31, 2000      $0.22-19.00     739,646          8.96          $ 4.66         169,947       $ 2.68
                                ===========     =======                                       =======

         At December 31, 1998, 1999 and 2000, options exercisable were 60,133, 106,996, and 169,947, respectively. Estimated weighted average fair value of options granted in fiscal years 1998, 1999 and 2000 were $0.37, $1.47 and $9.97, respectively, on the date of grant.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had compensation expense for the employee stock option plan been determined based on the fair value at the grant dates for options granted under the plan consistent with the method of SFAS 123, the net income (loss) would have been as follows (in thousands):

                                        1998                             1999                          2000
                             NET INCOME                      NET INCOME                      NET INCOME
                               (LOSS)        NET INCOME         (LOSS)        NET INCOME       (LOSS)       NET INCOME
                            ATTRIBUTABLE     (LOSS) PER      ATTRIBUTABLE     (LOSS) PER    ATTRIBUTABLE    (LOSS) PER
                             TO COMMON         COMMON         TO COMMON        COMMON        TO COMMON        COMMON
                            STOCKHOLDERS       SHARE        STOCKHOLDERS        SHARE       STOCKHOLDERS       SHARE
                                                      (In thousands, except per share data)
         As reported          $(3,475)         $(4.33)        $(4,163)         $(5.18)        $(7,488)         $(2.96)
         Pro forma            $(3,485)         $(4.34)        $(4,181)         $(5.21)        $(7,675)         $(3.03)

         The fair value of employee options at the date of grant were estimated using the minimum value option pricing model with the following assumptions for the years ended December 31, 1998, 1999 and 2000.

                                                          1998                   1999                   2000
         Expected options term                             10                     7                      7
         Risk-free interest rate                          5.8%                   5.4%                5.0 - 6.4%
         Expected dividend yield                          None                   None                   None
         Volatility                                       None                   None               None - 125%

         Because the determination of the fair value of all options granted after the Company became a public entity includes an expected volatility factor, additional option grants are expected to be made and most options will vest over several years, the above effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to fiscal year 1996.

         In 1999 and 2000, the Company recorded $318,000 and $953,000, respectively, of deferred compensation related to stock option grants to employees. The deferred compensation represents differences between the estimated fair value of common stock on the date of grant and the exercise price. The deferred compensation is being amortized and charged to operations over the vesting period of the related options. Total employee stock option-related compensation expense was $18,000 and $294,000 for the years ended December 31, 1999 and 2000, respectively.

8.       WARRANTS

         On April 30, 1998 and May 29, 1998, pursuant to the Series C Redeemable Convertible Preferred Stock financing, the Company granted the purchasers of Series C Redeemable Convertible Preferred Stock warrants to purchase an aggregate of 636,027 shares of common stock at a ratio of one warrant for every $10.83 invested. The warrants are exercisable at $4.33 per share. The warrants expire on December 22, 2002.

9.       EMPLOYEES' SAVINGS PLAN

         The Company established a 401(k) plan in 1996 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute up to 15% of their compensation up to the statutory limit. In addition, the Company can make a matching contribution at its discretion. The Company has not made any contribution to the plan.

10.      COMMITMENTS

         DISTRIBUTION AND MARKETING RELATIONSHIP
         In December 1999, the Company formed a strategic distribution and marketing relationship with Kawasaki Heavy Industries ("Kawasaki") whereby Kawasaki has agreed to exclusively distribute the Company's solar power products in

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

         Japan and integrate the Company's solar panels into solar systems that Kawasaki will design, market and install. In addition, the Company has agreed to sell solar power products in Japan exclusively through Kawasaki. During the year ended December 31, 2000, the Company sold, and received full payment for, $372,000 of products through Kawasaki.

         LEASE

         The Company currently leases its office and laboratory facility under an operating lease extending to June 30, 2001. Lease expense for the facility was $111,000, $141,000, and $141,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The annual future minimum lease and rental commitments as of December 31, 2000 under the aforementioned lease is 117,500 in 2001.

         On March 13, 2000, the Company entered into a ten-year lease commencing July 1, 2000, for office and manufacturing space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $464,000 in the first year to $534,000 during the last year of the lease. Rent is payable on the first day of each month and is collateralized by a $464,000 standby letter of credit that was paid subsequent to year-end. In connection with this arrangement, the Company invested in a certificate of deposit pledged to a commercial bank. This certificate of deposit was classified as "restricted cash" on the December 31, 2000 balance sheet.

         LICENSE AGREEMENT

         In September 1994, the Company signed an agreement to license String Ribbon technology from a professor at Massachusetts Institute of Technology. Concurrently, the Company hired the professor as a consultant. This agreement provides the Company, its successors, assigns, and legal representatives an irrevocable, worldwide right and license in and to the technology and licensed patents, including the right to make, have made, use, lease, sub-license, and sell products and to enforce any of the patent rights of the licensed patents. The license is exclusive except for rights to the licensed patents held by the U.S. Department of Energy. In exchange for these rights, the consultant will earn royalties on sales of products through 2004. The Company incurred $5,000, $6,000 and $15,000 in royalty expense for the years ended December 31, 1998, 1999 and 2000, respectively. The Company can, at any time, cease utilization of the technology with no further royalty payments.

11.      INTEREST INCOME

         Interest income was $223,000, $163,000 and $1,305,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Interest expense was $58,000 for the year ended December 31, 1998 and none for the years ended December 31, 1999 and 2000.

12.      SEGMENT INFORMATION

         For the years ended December 31, 1998, 1999 and 2000, revenues generated from within the United States represented $1,520,000, $2,265,000 and $1,776,000 and revenues generated from outside the United States represented $38,000, $37,000 and $394,000, respectively.

         For the years ended December 31, 1998, 1999 and 2000 revenues from The Commonwealth of Massachusetts, National Institute of Standards and Technology, and National Renewable Energy Laboratory accounted for 41%, 21% and 22%; 19%, 21% and 53%; and 15%, 22%, and 41% of total revenues, respectively.

13.      QUARTERLY RESULTS

         The following tables set forth unaudited selected financial information for the periods indicated. This information has been derived from unaudited consolidated financial statements which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. This information has not been audited by the Company's independent accountants. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                        QUARTERLY STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                       MAR 31    JUN 30    SEP 30    DEC 31     MAR 31     JUN 30     SEP 30     DEC 31
                                       1999      1999       1999      1999       2000       2000       2000       2000
                                      ---------------------------------------------------------------------------------
Revenues:
          Product revenues            $    7    $   74    $   40    $    68    $    23    $    74    $   109    $   213
          Research revenues              469       601       670        373        519        489        420        325
                                      ---------------------------------------------------------------------------------
                Total revenues           476       675       710        441        542        563        529        538

Operating expenses:
          Cost of product revenues       213       234       159        385        300        670        683      1,104
          Research and development
          expense                        634       700       888        863        866        816        766        818
          Selling, general and
          administrative expenses        261       320       307        415        262        471        520      1,112
          Stock-based compensation
          expense                         --        --        --         18         37         73        110         74
                                      ---------------------------------------------------------------------------------
                Total operating
                expenses               1,108     1,254     1,354      1,681      1,465      2,030      2,079      3,108
                                      ---------------------------------------------------------------------------------
                Operating income
                (loss)                  (632)     (579)     (644)    (1,240)      (923)    (1,467)    (1,550)    (2,570)

Net interest income                       54        44        34         31        259        256        231        559
                                      ---------------------------------------------------------------------------------
Net income (loss)                       (578)     (535)     (610)    (1,209)      (664)    (1,211)    (1,319)    (2,011)

Accretion of redeemable convertible
preferred stock                          305       305       305        316        620        636        797        230
                                      ---------------------------------------------------------------------------------
Net income (loss) attributable to
common stockholders                   $ (883)   $ (840)   $ (915)   $(1,525)   $(1,284)   $(1,847)   $(2,116)   $(2,241)
                                      =================================================================================
Net income (loss) per common share
(basic and diluted)                   $(1.10)   $(1.05)   $(1.14)   $ (1.90)   $ (1.60)   $ (2.29)   $ (2.45)   $ (0.29)

Weighted average shares used in
  computing basic
  and diluted net income (loss) per
    common share                         803       803       803        803        805        807        864      7,603

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


---------------------------------------------------------------------------------------------------------------------
                                                       Balance at
                                                        beginning         Charged to                     Balance at
Description                                             of period         operations     Deductions     end of period
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998

Reserves and allowances deducted from
  assets accounts:
  Valuation allowance for deferred taxes ...........   $2,467,000          1,110,000          --          3,577,000
  Accrued warranty reserve .........................           --             10,000          --             10,000

YEAR ENDED DECEMBER 31, 1999
Reserves and allowances deducted from
  assets accounts:
  Valuation allowance for deferred tax assets ......    3,577,000          1,486,000          --          5,045,000
  Allowance for doubtful accounts ..................           --             10,000          --             10,000
  Accrued warranty reserve .........................       10,000             12,000          --             22,000

YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from
  assets accounts:
  Valuation allowance for deferred tax assets ......    5,045,000          2,002,000          --          7,047,000
  Allowance for doubtful accounts ..................       10,000              3,000          --             13,000
  Accrued warranty reserve .........................       22,000             26,000          --             48,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 2nd day of April, 2001, thereunto duly authorized.

                                  EVERGREEN SOLAR, INC.

                                  By:    /s/ Mark A.  Farber
                                       -----------------------------------------
                                       Mark A.  Farber Chief Executive Officer,
                                       President and Director


                        POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Evergreen Solar, Inc., hereby severally constitute and appoint Mark A. Farber and Richard G. Chleboski, and each of them singly, our true and lawful attorneys, with full power to both of them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Evergreen Solar, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name                                       Title                                 Date
              ----                                       -----                                 ----
/s/ Mark A.  Farber                         Chief Executive Officer,                    April 2, 2001
------------------------------------
Mark A.  Farber                             President and Director
                                            (Principal Executive Officer)

/s/ Richard G.  Chleboski                   Chief Financial Officer,                    April 2, 2001
------------------------------------
Richard G.  Chleboski                       Treasurer, Secretary and
                                            Director (Principal Financial
                                            Officer)

/s/ Gordon B.  Baty                         Director                                    April 2, 2001
------------------------------------
Gordon B.  Baty

/s/ William C.  Osborn                      Director                                    April 2, 2001
------------------------------------
William C.  Osborn

/s/ Robert W.  Shaw, Jr.                    Chairman of the Board of Directors          April 2, 2001
------------------------------------
Robert W.  Shaw, Jr.

/s/ William P.  Sommers                     Director                                    April 2, 2001
------------------------------------
William P.  Sommers

/s/ Brown F.  Williams                      Director                                    April 2, 2001
------------------------------------
Brown F.  Williams

/s/ Mason Willrich                          Director                                    April 2, 2001
------------------------------------
Mason Willrich

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                 DESCRIPTION
 3.1 (1)      Third Amended and Restated Certificate of Incorporation of the Registrant.  (Exhibit 3.2)
 3.2 (1)      Second Amended and Restated By-laws of the Registrant.  (Exhibit 3.4)
10.1 (1)*     1994 Stock Option Plan.  (Exhibit 10.1)
10.2 (1)*     2000 Stock Option and Incentive Plan.  (Exhibit 10.2)
10.3 (1)*     2000 Employee Stock Purchase Plan.  (Exhibit 10.3)
10.4 (1)      Lease between Registrant and 211 Second Avenue Realty L.P.  dated as of September 15, 1995, as amended.  (Exhibit 10.4)
10.5 (1)      Lease Agreement between Registrant W9/TIB Real Estate Limited Partnership dated as of January 31,
              2000, as amended (Exhibit 10.5)
10.6 (1)+     Distribution and Marketing Agreement between Registrant and Kawasaki Heavy Industries, Ltd.
              dated as of December 24, 1999.  (Exhibit 10.6)
10.7 (1)+     Agreement between Registrant and Emanuel M.  Sachs dated as of September 30, 1994, as amended.
              (Exhibit 10.7)
10.8 (1)      Series D Preferred Stock Purchase Agreement dated as of December 28, 1999.  (Exhibit 10.8)
10.9 (1)      Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (Exhibit 10.9)
21.1          Subsidiaries of the Registrant. (filed herewith)
23.1          Consent of Pricewaterhouse Coopers LLP, independent accountants.  (filed herewith)
24.1          Power of Attorney.  (included on Page II-2)


+ Confidential treatment granted as to certain portions.
* Indicates a management contract or compensatory plan, contract or arrangement.

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit in such Form S-1.