Form 10-Q
period 2001-03-31
EVERGREEN SOLAR INC
filed 2001-05-15
CIK 947397

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended March 31, 2001

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


                              259 Cedar Hill Street
                          Marlboro, Massachusetts 01752
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (508) 357-2221
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 27, 2001, there were 11,172,981 shares of common stock outstanding.

                       ------------------------

                              EVERGREEN SOLAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----

     Unaudited Consolidated Balance Sheets at December 31, 2000
     and March 31, 2001 .............................................        3

     Unaudited Consolidated Statements of Operations for the Three
     Months Ended March 31, 2000 and March 31, 2001..................        4

     Unaudited Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2000 and March 31, 2001..................        5

     Notes to Unaudited Consolidated Financial Statements............        6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS ...................................        7

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....       21

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS....................       21

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.............................       21

SIGNATURES...........................................................       22

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              Evergreen Solar, Inc.
                          Consolidated Balance Sheets
                        (in thousands, except share data)
                                  (unaudited)

                                                                          DECEMBER 31,    MARCH 31,
                                                                              2000          2001
                                                                          ------------   -----------
ASSETS
Current assets:
    Cash and cash equivalents                                              $ 13,171      $ 24,405
    Short-term investments                                                   32,823        14,013
    Accounts receivable, net of allowance for doubtful accounts of $13
      at December 31, 2000 and March 31, 2001                                   850         1,128
    Unbilled grant receivable                                                    99           142
    Interest receivable                                                         200           269
    Inventory                                                                   408           546
    Other current assets                                                        145           250
                                                                           --------      --------
        Total current assets                                                 47,696        40,753

Restricted cash                                                                 464           464
Fixed assets, net                                                             7,623        12,231
                                                                           --------      --------
        Total assets                                                       $ 55,783      $ 53,448
                                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $    661      $    791
    Accrued expenses                                                            931           507
    Deferred Revenue                                                             --           149
    Accrued warranty                                                             48            47
                                                                           --------      --------
        Total current liabilities                                             1,640         1,494

Stockholders' equity:
    Common stock, $0.01 par value, 30,000,000 shares authorized,
    11,170,327 and 11,172,981 issued and outstanding at December 31,
    2000 and March 31, 2001, respectively                                       111           111
    Additional paid-in capital                                               70,671        70,675
    Other comprehensive income                                                   --           122
    Accumulated deficit:
      Cumulative net income (loss) since inception                          (15,680)      (18,069)
      Deferred compensation                                                    (959)         (885)
                                                                           --------      --------
        Total stockholders' equity                                           54,143        51,954
                                                                           --------      --------
        Total liabilities and stockholders' equity                         $ 55,783      $ 53,448
                                                                           ========      ========

       The accompanying notes are an integral part of these consolidated financial statements.

                              Evergreen Solar, Inc.
                     Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              2000          2001
                                                                            --------      --------

Revenues:
    Product revenues                                                        $     23      $    146
    Research revenues                                                            519           331
                                                                            --------      --------
        Total revenues                                                           542           477

Operating expenses:
    Cost of product revenues (excluding stock-based compensation of
      $2 for the three months ended March 31, 2000, and $17
      for the three months ended March 31, 2001, respectively)                   300         1,440
    Research and development expenses, including costs of research revenues (excluding stock-based compensation of $16 for the three months ended March 31, 2000 and $37 for the three months
      ended March 31, 2001, respectively)                                        866           883
    Selling, general and administrative expenses (excluding
      stock-based compensation of $19 for the three months ended
      March 31, 2000 and $20 for the three months ended
      March 31, 2001, respectively)                                              262         1,108
    Stock-based compensation expense                                              37            74
                                                                            --------      --------
        Total operating expenses                                               1,465         3,505
                                                                            --------      --------
        Operating income (loss)                                                 (923)       (3,028)
Interest income                                                                  259           639
                                                                            --------      --------
Net income (loss)                                                               (664)       (2,389)
Accretion of redeemable convertible preferred stock                              620            --
                                                                            --------      --------
Net income (loss) attributable to common stockholders                       $ (1,284)     $ (2,389)
                                                                            ========      ========
Other comprehensive income (loss):
    Unrealized gain on investments                                                --           122
                                                                            --------      --------
Comprehensive income (loss)                                                 $ (1,284)     $ (2,267)
                                                                            ========      ========
Net income (loss) per common share (basic and diluted)                      $  (1.60)     $  (0.21)
Weighted average shares used in computing basic and diluted
  net income (loss) per common share                                             805        11,173



       The accompanying notes are an integral part of these consolidated financial statements.

                             Evergreen Solar, Inc.
                            Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2000          2001
                                                         --------      --------

Cash flows for operating activities:
    Net income (loss)                                    $   (664)     $ (2,389)
    Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation expense                                     50            89
      Compensation expense associated with employee
        stock options                                          37            74
      Changes in operating assets and liabilities:
        Inventory and other current                            73          (243)
        Interest receivable                                    --           (69)
        Accounts receivable and unbilled grants
          receivable                                          152          (173)
        Accounts payable and accrued expenses                (211)         (294)
                                                         --------      --------

        Net cash used in operating activities                (563)       (3,005)
                                                         --------      --------

Cash flow for investing activities:
    Purchases of fixed assets                                (827)       (4,697)
    Purchases of investments                               (2,848)       (7,408)
    Proceeds from sale and maturity of investments          1,420        26,340
                                                         --------      --------
        Net cash provided by (used in) investing
        activities                                         (2,255)       14,235
                                                         --------      --------

Cash flow from financing activities:
    Restricted cash                                          (464)           --
    Convertible preferred stock                             5,631            --
    Proceeds from the exercise of stock options                --             4
                                                         --------      --------

Net cash flow provided by financing activities              5,167             4
                                                         --------      --------

Net increase in cash and cash equivalents                   2,349        11,234

Cash and cash equivalents at beginning of period            1,466        13,171
                                                         --------      --------

Cash and cash equivalents at end of period               $  3,815      $ 24,405
                                                         ========      ========
Supplemental cash flow information:
Noncash transactions:
    Deferred compensation                                $    390      $     --


       The accompanying notes are an integral part of these consolidated financial statements.

1.   BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements of Evergreen Solar, Inc. ("Evergreen Solar" or the "Company") are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements for the year ended December 31, 2000. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000, which are contained in Evergreen's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001. The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at March 31, 2001, the results of operations for the three month periods ended March 31, 2001 and 2000, and the cash flows for the three month periods ended March 31, 2001 and 2000. The balance sheet at December 31, 2000 has been derived from audited consolidated financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2001.

2.   NET INCOME (LOSS) PER COMMON SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net loss per common share for the three month periods ending March 31, 2001 and 2000 does not include 1,451,019 and 7,816,537 potential shares of common stock equivalents, respectively, as their inclusion would be antidilutive.

3.   INVENTORY

     Inventory consisted of finished goods of $178,000 and $154,000, and raw materials and work in process of $230,000 and $392,000 at December 31, 2000 and March 31, 2001, respectively.

4.   DEFERRED COMPENSATION AND EQUITY RELATED CHANGES

     For the three months ended March 31, 2000 and 2001, the Company recorded $390,000 and $0, respectively, of deferred compensation related to stock option grants to employees. The deferred compensation represents differences between the estimated fair value of common stock on the date of grant and the exercise price. The deferred compensation is being amortized and charged to operations over the vesting period of the related options. Total employee stock option-related compensation expense was $37,000 and $74,000 for the three months ended March 31, 2000 and 2001, respectively.

5.   SEGMENT INFORMATION

     For the three months ended March 31, 2000 and 2001, revenues generated from within the United States represented $532,000 and $477,000, respectively; and revenues generated from outside the United States represented $10,000 and $0, respectively.

     For the three months ended March 31, 2000 and 2001, revenues from The Commonwealth of Massachusetts accounted for 13% and 0% of total revenues, respectively; revenues from the

     National Institute of Standards and Technology accounted for 7% and 38% of total revenues, respectively; revenues from the National Renewable Energy Laboratory accounted for 76% and 31% of total revenues, respectively; and revenues from the one distributor accounted for 0% and 30% of total revenues, respectively.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard established accounting and reporting standards requiring the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments and does not currently engage in hedging activities, accordingly, the adoption of SFAS No. 133 did not have a material impact on our financial position or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We caution readers that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements may be identified with such words as "we expect", "we believe", "we anticipate" or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties which could cause our actual results to differ materially from such forward-looking statements, including, among other things, those risks and uncertainties described below in this Quarterly Report under the caption "Certain Factors which may Affect Future Results" and in our other filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Report.

OVERVIEW

     We develop, manufacture and market solar power products for the global marketplace. Solar cells are semiconductor devices, which convert sunlight into electricity and form the building block for all solar power products. To date, our product sales have been primarily solar panels which have been used to generate electricity for on-grid and off-grid applications. Off-grid applications have included the electrification of rural homes, lighting for small, rural schools and power supplies for water pumping. More recently, an increasing percentage of our products have been used by on-grid customers as a clean, renewable source of alternative or supplemental electricity.

     Product revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. These revenues have been limited by our current production capacity, and we are in the process of relocating our operations to a new facility to permit greater manufacturing capacity. We recognize product revenues upon shipment.

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

     Interest income. Interest income consists primarily of interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any interest paid on our convertible debentures.

COMPARISON OF THREE MONTHS ENDED March 31, 2001 AND 2000

     Revenues. Our product revenues for the three months ended March 31, 2001 were $146,000, an increase of $123,000, or 535%, from $23,000 for the same period in 2000. Our increase in product revenues was due to capacity expansions at our pilot manufacturing facility in Waltham, Massachusetts and our increased marketing and sales activities. Research revenues for the three months ended March 31, 2001 were $331,000, a decrease of $188,000, or 36%, from $519,000 for the same period in 2000. The decline in research revenues reflects reduced revenues received under our research contracts, as one of our multi-year contracts was completed in 2000 and a second neared completion.

     Cost of product revenues. Our cost of product revenues for the three months ended March 31, 2001 was $1.4 million, an increase of $1.1 million, or 380%, from $300,000 for the same period in 2000. Approximately 40% of the increase was caused by increases in materials expense, 40% by increases in salary expense and 15% by increases in consulting fees. These increases were associated with the expansion of our pilot manufacturing operations, and the relocation, preparation and start-up of our manufacturing operations in our new Marlboro facility.

     Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the three months ended March 31, 2001 were $883,000, an increase of $17,000, or 2.0%, from $866,000 for the same period in 2000. The increase in our research and development expenses was principally caused by higher salary expense from both higher salaries and additional personnel.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended March 31, 2001 were $1.1 million, an increase of $846,000, or 323%, from $262,000 for the same period in 2000. Approximately half the increase was due to increases in professional fees paid for legal, audit and other consulting services, approximately 20% of the increase was due to increased salary expense from both higher salaries and additional administrative personnel, and most of the remainder of the increase was due to higher rental expense from the addition of our Marlboro facility and higher insurance premiums for our Directors' and Officers' liability policy.

     Stock-based compensation expense. As of March 31, 2001, we had recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between fair market value of the common stock on the option grant date and the exercise price. These amounts are presented as a reduction of stockholders' equity and will be amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $74,000 and $37,000 for the three months ended March 31, 2001 and 2000, respectively. We expect to recognize stock-based compensation expenses for the grants made through March 31, 2001 of approximately $295,000 for each of the years ended December 31, 2001 and December 31, 2002, $292,000 for the year ended December 31, 2003 and $76,000 for the year ended December 31, 2004.

     Interest income. Our interest income for the three months ended March
31, 2001 was $639,000, an increase of $380,000, or 147%, from $259,000 for the same period in 2000. The increase in interest income was due to higher average cash balances that resulted from the closing of our initial public offering of stock completed in November 2000.

     Other comprehensive income. Our other comprehensive income for the three months ended March 31, 2001 was $122,000, an increase of $122,000 from the same period in 2000. For the three months ended March 31, 2001, other comprehensive income included unrealized gains and losses on marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and to a lesser extent from funds from operations, including primarily research revenues. At March 31, 2001, we had net working capital of $39.3 million, and cash, cash equivalents and short-term investments of $38.4 million.

     Net cash used in operating activities was $3.0 million for the three months ended March 31, 2001. The increase in net cash used in operating activities for the three months ended March 31, 2001 was primarily due to increases in our net loss and working capital associated with our capacity expansion. The net cash used in operating activities represents primarily net loss plus depreciation and changes in working capital.

     Net cash provided by investing activities was $14.2 million for the three months ended March 31, 2001. This cash activity represents purchases, sales and maturities of high quality corporate paper, corporate bonds and United States government-backed obligations with contractual maturities typically less than one year and capital expenditures.

     Capital expenditures were $4.7 million for the three months ended March 31, 2001. The capital expenditures for the three months ended March 31, 2001 were primarily for equipment needed for our new manufacturing facility. As of March 31, 2001, our outstanding commitments for capital expenditures were $2.7 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our new manufacturing facility. We expect to fund our capital commitments with the proceeds from our initial public offering which closed in November 2000. In addition to the $4.7 million of capital expenditures in the three months ended March 31, 2001, we expect to spend an additional $5.3 to $8.3 million on capital expenditures related to our new manufacturing facility during the first half of 2001. We expect further capital expenditures will be required after the first half of 2001 to achieve increases in capacity at our new facility.

     Net cash provided by financing activities was $4,000 for the three months ended March 31, 2001. The cash provided by financing activities for the three months ended March 31, 2001 represents proceeds from the exercise of options to purchase common stock.

     We believe our current cash, cash equivalents and short-term investments, will be sufficient to satisfy our projected operating and capital expenditures needs for approximately the next 12 months. We anticipate that we are likely to need additional financing to execute our business model after that time or sooner if we need to respond to business contingencies. These contingencies may include the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard established accounting and reporting standards requiring the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We do not currently hold any derivative instruments and do not currently engage in hedging activities, accordingly, the adoption of FAS No. 133 did not have a material impact on our financial position or operating results.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

We caution readers that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, but not limited to, statements reflecting management's expectations regarding the timing, cost, and success of the Company's relocation to its new facility in Marlboro, Massachusetts and future manufacturing scale-up and production; the Company's future financial performance; the Company's technology and product development, cost and performance; the Company's current and future strategic relationships and future market opportunities; and the Company's other business and technology strategies and objectives, constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements may be identified with such words as "we expect", "we believe", "we anticipate" or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, those risks and uncertainties described below and in our other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, copies of which may be accessed through the SEC's Web Site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

                     RISKS RELATING TO OUR FINANCIAL RESULTS

YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS AND PROSPECTS DUE TO OUR LIMITED OPERATING HISTORY.

     We are at an early stage of development and there is limited historical information available upon which you can base your evaluation of our business and prospects. We were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products. Although we began shipping product from our pilot manufacturing facility in 1997, the primary objective of our pilot production line was the technical development and further refinement of our String Ribbon technology and related manufacturing processes. We have shipped only a limited number of solar power panels as of March 31, 2001 and have recognized limited revenues since our inception.

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

     Since our inception, we have incurred significant net losses, including net losses of $2.4 million for the three months ended March 31, 2001. As a result of ongoing operating losses, we had a cumulative net loss of $18.1 million as of March 31, 2001. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

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

THE COMPLETION OF OUR NEW MANUFACTURING FACILITY MAY BE DELAYED AND WE MAY INCUR GREATER COSTS THAN WE EXPECT.

     If we fail to successfully complete our new manufacturing facility and begin large-scale manufacturing there on time and at budgeted costs, our business and results of operations would likely be materially impaired. Our pilot manufacturing facility in Waltham, Massachusetts is not adequate to accommodate significant increases in production. As a result, we entered into a lease in March 2000 for a 56,250 square foot facility in Marlborough, Massachusetts, which includes approximately 35,000 square feet of manufacturing space. The design, renovation and start-up of this facility will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of cost overruns, delays, equipment problems and other start-up and operating difficulties. Our manufacturing processes also use custom-built equipment that may not be delivered and installed in our new facility in a timely manner. In addition this equipment may take longer to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, our manufacturing capacity could be substantially constrained and our revenues and earnings would likely be materially impaired.

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

THE SUCCESS OF OUR BUSINESS AND OUR FUTURE PROSPECTS DEPEND SIGNIFICANTLY UPON OUR STRATEGIC DISTRIBUTION AND MARKETING RELATIONSHIP WITH KAWASAKI.

     In December 1999, we entered into a five-year distribution and marketing agreement with Kawasaki, under which we appointed Kawasaki our exclusive distributor in Japan. We expect that a substantial portion of our product revenues for the foreseeable future will be derived from sales of our products to Kawasaki. If our relationship with Kawasaki is not successful, our sales may not increase or may decrease and our reputation may be harmed. Any change in our relationship with Kawasaki, including any decision by Kawasaki to reduce its commitment to our solar power technologies or to focus on a different energy technology, could harm our business by reducing our potential revenues and diminishing our market share.

OUR ABILITY TO INCREASE MARKET SHARE AND SALES DEPENDS ON OUR ABILITY TO SUCCESSFULLY MAINTAIN OUR EXISTING DISTRIBUTION RELATIONSHIPS AND EXPAND OUR DISTRIBUTION CHANNELS.

     We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. Through March 31, 2001, we sold our solar power products to more than 10 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

WE FACE RISKS ASSOCIATED WITH THE MARKETING, DISTRIBUTION AND SALE OF OUR SOLAR POWER PRODUCTS INTERNATIONALLY, AND IF WE ARE UNABLE TO EFFECTIVELY MANAGE THESE RISKS, IT COULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS ABROAD.

     From our inception through March 31, 2001, approximately 38% of our product sales have been made to resellers outside North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will increase in the future, including sales made in Japan to Kawasaki. We will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of risks that we have not yet encountered due to the limited number of products we have sold internationally. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

OUR DEPENDENCE ON A SMALL NUMBER OF RESELLERS MAY CAUSE SIGNIFICANT FLUCTUATIONS OR DECLINES IN OUR PRODUCT REVENUES.

     From our inception through March 31, 2001, our three largest resellers accounted for approximately 65% of our product sales and our 10 largest resellers accounted for approximately 95% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers, including Kawasaki, will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

     We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Mark A. Farber, our Chief Executive Officer, President and a director, or Dr. Jack I. Hanoka, our Chief Technical Officer, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 105 employees as of March 31, 2001, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

OUR MANAGEMENT TEAM MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGIES BECAUSE IT HAS LIMITED EXPERIENCE MANAGING A RAPIDLY GROWING COMPANY.

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

\
OUR RELIANCE ON GOVERNMENT CONTRACTS TO PARTIALLY FUND OUR RESEARCH AND DEVELOPMENT PROGRAMS COULD IMPAIR OUR ABILITY TO COMMERCIALIZE OUR SOLAR POWER TECHNOLOGIES AND WOULD INCREASE OUR RESEARCH AND DEVELOPMENT EXPENSES.

     We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 69% for the three months ended March 31, 2001. We currently have three active research contracts with total estimated revenues of approximately $6.4 million, $5.0 million of which has been authorized by the sponsoring agency and $4.6 million of which has been recorded as revenue as of March 31, 2001. The remaining $1.8 million of revenue will be recognized over the remaining life of these contracts which expire at various dates between May 21, 2001 and October 31, 2003. These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies.

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

             RISKS ASSOCIATED WITH THE MARKET FOR OUR COMMON STOCK

OUR OFFICERS AND DIRECTORS CONTROL 46% OF OUR COMMON STOCK AND MAY BE ABLE TO SIGNIFICANTLY INFLUENCE CORPORATE ACTIONS.

     As of April 10, 2001, our executive officers, directors and entities affiliated with then controlled approximately 46% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 31, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file number 333-43140), relating to the initial public offering of 3,000,000 shares of our common stock, $.01 par value per share, at a price to the public of $14.00 per share. The offering commenced on November 2, 2000 and closed on November 7, 2000. The aggregate offering price to the public of the initial public offering was $42,000,000. The proceeds to us, net of underwriting discounts and commissions of $2,940,000 and offering expenses of approximately $1,300,000, was approximately $37.7 million. Through March 31, 2001, we had not spent any of the net offering proceeds. We have invested all of such proceeds in investment grade, interest-bearing securities. None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities, or affiliates of us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

     None

(b)  Reports on Form 8-K:

One report on Form 8-K was filed with the Securities and Exchange Commission on February 28, 2001 reporting the issuance of a press release by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EVERGREEN SOLAR, INC.

Date:  May 15, 2001                 By: /s/ Richard G. Chleboski
                                        -----------------------------
                                        Richard G. Chleboski
                                        Chief Financial Officer,
                                        Treasurer and Secretary
                                        (Principal Financial Officer)