Form 10-Q
period 2001-06-30
EVERGREEN SOLAR INC
filed 2001-08-14
CIK 947397

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


         (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 3, 2001 there were 11,382,246 shares of common stock outstanding.

                            ------------------------

                              EVERGREEN SOLAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----

         Unaudited Consolidated Balance Sheets at
              December 31, 2000 and June 30, 2001.........................................

         Unaudited Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 2000 and June 30, 2001.......................................

         Unaudited Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2000 and June 30, 2001.............................................

         Notes to Consolidated Financial Statements.......................................

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................

PART II - OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.................................................

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              Evergreen Solar, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                         December 31,      June 30,
                                                                             2000           2001
                                                                         ----------       ---------
  ASSETS
  Current assets:
    Cash and cash equivalents                                             $ 13,171       $  2,735
    Short-term investments                                                  32,823         31,324
    Accounts receivable, net of allowance for doubtful accounts of $13
     at December 31, 2000 and June 30, 2001                                    850            301
  Unbilled grant receivable                                                     99             74
  Interest receivable                                                          200            542
  Inventory                                                                    408            764
  Other current assets                                                         145            257
                                                                          --------       --------
      Total current assets                                                  47,696         35,997
  Restricted cash                                                              464            464
  Fixed assets, net                                                          7,623         14,939
                                                                          --------       --------
      Total assets                                                        $ 55,783       $ 51,400
                                                                          ========       ========

  LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
    Accounts payable                                                      $    661       $    692
    Accrued expenses                                                           931            675
    Accrued warranty                                                            48             61
                                                                          --------       --------
  Total current liabilities                                                  1,640          1,428

  Stockholder's equity:
  Common stock, $0.01 par value, 30,000,000 shares authorized,
    11,170,327 and 11,374,340 shares issued and outstanding at
    December 31, 2000 and June 30, 2001, respectively                          111            113
  Additional paid-in capital                                                70,671         71,473
  Other comprehensive income                                                    --             93
  Accumulated deficit:
    Cumulative net income (loss) since inception                           (15,680)       (20,897)
    Deferred compensation                                                     (959)          (810)
    Total stockholders' equity                                              54,143         49,972
                                                                          --------       --------
    Total liabilities and stockholders' equity                            $ 55,783       $ 51,400
                                                                          ========       ========





                 The accompanying notes are an integral part of
                          these financial statements.

                              Evergreen Solar, Inc.
                      Consolidated Statements of Operations
                        (in thousands, except share data)
                                   (unaudited)

                                                                                 Three months ended        Six months ended
                                                                                      June 30,                 June 30,
                                                                                  2000        2001         2000       2001
                                                                               ----------  ----------   ---------- ----------
Revenues:
  Product revenues                                                               $     74    $    212     $     97   $    358
  Research revenues                                                                   489         348        1,008        679
                                                                                ----------  ----------   ---------- ----------
Total revenues                                                                        563         560        1,105      1,037

Operating expenses:

Cost of product revenues (excluding stock-based compensation of $6 and $49 for the three and six months ended June 30, 2000, and $18 and $37
    for the three and six months ended June 30, 2001, respectively)                   670       1,888          970      3,328
Research and development expenses, including costs of research revenues
    (excluding stock-based compensation of $33 and $8 for the three and six months ended June 30, 2000, and $37 and $73 for the three and six months
    ended June 30, 2001, respectively)                                                816         866        1,682      1,749
Selling, general and administrative expenses (excluding stock-based compensation of $34 and $53 for the three and six months ended
    June 30, 2000 and $20 and $39 for the three and six months ended
    June 30, 2001, respectively)                                                      471       1,039          733      2,147
Stock-based compensation expense                                                       73          75          110        149
                                                                                ----------  ----------   ---------- ----------
  Total operating expenses                                                          2,030       3,868        3,495      7,373

  Operating income                                                                 (1,467)     (3,308)      (2,390)    (6,336)

Interest income                                                                       256         479          515      1,118
                                                                                ----------  ----------   ---------- ----------
Net loss                                                                           (1,211)     (2,829)      (1,875)    (5,218)

Accretion of redeemable convertible preferred stock                                   636           -        1,256          -
                                                                                ----------  ----------   ---------- ----------
Net loss attributable to common stockholders                                     $ (1,847)   $ (2,829)    $ (3,131)  $ (5,218)
                                                                                ==========  ==========   ========== ==========
Other comprehensive income (loss):

  Unrealized gain on investments                                                        -         (29)           -         93
                                                                                ----------  ----------   ---------- ----------

Comprehensive loss attributable to common stockholders                           $ (1,847)   $ (2,858)    $ (3,131)  $ (5,125)
                                                                                ==========  ==========   ========== ==========

Net loss per common share (basic and diluted)                                     $ (2.29)    $ (0.25)     $ (3.88)   $ (0.47)

Weighted average shares used in computing basic and diluted
net loss per common share                                                             807      11,261          807     11,217


                 The accompanying notes are an integral part of
                          these financial statements.

                              Evergreen Solar, Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                     Six months ended
                                                                          June 30,
                                                                    2000            2001
                                                                 ------------     ---------
Cash flows for operating activities:

Net loss                                                            $ (1,875)     $ (5,218)

Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
 Depreciation expense                                                    117           184
 Accrued investment income                                              (335)            -
 Compensation expense associated with employee stock options             110           149
 Issuance and revaluation of stock options to consultants                 97             -

Changes in operating assets and liabilities:

  Inventory and other current                                             45          (468)
  Interest receivable                                                      -          (342)
  Accounts receivable                                                    157           574
  Accounts payable and accrued expenses                                 (348)         (212)
                                                                 ------------     ---------
  Net cash used in operating activities                               (2,032)       (5,333)

Cash flow for investing activities:
 Purchases of fixed assets                                            (1,771)       (7,500)
 Purchases of investments                                             (3,299)            -
 Proceeds from sale and maturity of investments                        3,577         1,592
                                                                 ------------     ---------
Net cash used in investing activities                                 (1,493)       (5,908)

Cash flow from financing activities:
 Restricted cash                                                        (464)            -
 Convertible preferred stock                                           5,617             -
 Proceeds from the exercise of stock options and warrants                  3           805
                                                                 ------------     ---------
 Net cash flow provided by financing activities                        5,156           805
                                                                 ------------     ---------

 Net (decrease) increase in cash and cash equivalents                  1,631       (10,436)

Cash and cash equivalents at beginning of period                       1,466        13,171
                                                                 ------------     ---------
Cash and cash equivalents at end of period                           $ 3,097       $ 2,735
                                                                 ============     =========

Supplemental cash flow information:
  Non-cash transactions:
    Deferred compensation                                                598             -




                 The accompanying notes are an integral part of
                          these financial statements.

1.   BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements of Evergreen Solar, Inc. ("Evergreen Solar" or the "Company") are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements for the year ended December 31, 2000. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which are contained in Evergreen's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001. The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at June 30, 2001, the results of operations for the six month periods ended June 30, 2001 and 2000, and the cash flows for the six month periods ended June 30, 2001 and 2000. The balance sheet at December 31, 2000 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2001.

2.   NET INCOME (LOSS) PER COMMON SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net loss per common share for the three and six month periods ending June 30, 2001 and 2000 does not include 1,251,084 and 8,501,963 potential shares of common stock equivalents, respectively, as their inclusion would be antidilutive.

3.   INVENTORY

     Inventory consisted of finished goods of $178,000 and $194,000, and raw materials and work in process of $230,000 and $570,000 at December 31, 2000 and June 30, 2001, respectively.

4.   DEFERRED COMPENSATION AND EQUITY RELATED CHANGES

     For the six months ended June 30, 2000 and 2001, the Company recorded $598,000 and $0, respectively, of deferred compensation related to stock option grants to employees. The deferred compensation represents differences between the estimated fair value of common stock on the date of grant and the exercise price. The deferred compensation is being amortized and charged to operations over the vesting period of the related options. Total employee stock option-related compensation expense was $110,000 and $149,000 for the six months ended June 30, 2000 and 2001, respectively.

5.   SEGMENT INFORMATION

     For the six months ended June 30, 2000 and 2001, revenues generated from within the United States represented $1.0 million for both periods; and revenues generated from outside the United States represented $82,000 and $28,000, respectively.

     For the six months ended June 30, 2000 and 2001, revenues from The Commonwealth of Massachusetts accounted for 13% of total revenues for both periods; revenues from the National Institute of Standards and Technology accounted for 29% and 30% of total revenues, respectively; revenues from the National Renewable Energy Laboratory accounted for 17% and 19% of total revenues, respectively; and revenues from one distributor accounted for 6% and 26% of total revenues, respectively.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard established accounting and reporting standards requiring the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities. Accordingly, the adoption of FAS No. 133 did not have a material impact on our financial position or operating results. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by us, as required, in fiscal year 2002. Since we do not currently hold any intangible assets, the adoption of SFAS Nos. 141 and 142 will not have a material impact on our financial position or operating results.

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

     Product revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. These revenues have been limited by our current production capacity, and we have relocated our operations to a new facility to permit greater manufacturing capacity. We recognize product revenues upon shipment.

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

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel costs, professional fees, rent, insurance and other sales expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts, hire additional sales personnel, initiate additional marketing programs and incur additional costs related to the growth of our business and our operations as a public company.

     Net interest income. Net interest income consists primarily of interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any interest paid on our convertible debentures.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     REVENUES. Our product revenues for the three months ended June 30, 2001 were $212,000, an increase of $138,000, or 186%, from $74,000 for the same period in 2000. Our increase in product revenues was due to capacity expansions at our pilot manufacturing facility in Waltham, Massachusetts, the start-up of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the three months ended June 30, 2001 were $348,000, a decrease of $141,000, or 29%, from $489,000 for the same period in 2000. The decline in research revenues reflects reduced revenues received under our research contracts, as two of three multi-year contracts were completed in the second quarter of 2001.

     COST OF PRODUCT REVENUES. Our cost of product revenues for the three months ended June 30, 2001 was $1.9 million, an increase of $1.2 million, or 182%, from $670,000 for the same period in 2000. Approximately 45% of the increase was due to higher salary expense resulting from additional personnel, 20% of the increase was caused by increases in materials purchases due to increased production, and 15% of the increase was due to increases in consulting fees. These increases were associated with the expansion of our pilot manufacturing operations, and the relocation, preparation and start-up of our manufacturing operations in our new Marlboro facility.

     RESEARCH AND DEVELOPMENT EXPENSES, INCLUDING COST OF RESEARCH REVENUES. Our research and development expenses, including cost of research revenues, for the three months ended June 30, 2001 were $866,000, an increase of $50,000, or 6%, from $816,000 for the same period in 2000. The increase in our research and development expenses was principally caused by higher salary expense from both salary increases and additional personnel.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the three months ended June 30, 2001 were $1.0 million, an increase of $568,000, or 121%, from $471,000 for the same period in 2000. Approximately 25% of the increase was due to increases in professional fees paid for legal, audit and other consulting services, approximately 25% of the increase was due to increased salary expense from both salary increases and additional administrative personnel, and most of the remainder of the increase was due to higher rental expense from the addition of our Marlboro facility and higher premiums for our directors' and officers' liability insurance policy.

     STOCK-BASED COMPENSATION EXPENSE. As of June 30, 2001, we had recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between fair market value of the common stock on the option grant date and the exercise price. These amounts are presented as a reduction of stockholders' equity and will be amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $75,000 and $73,000 for the three months ended June 30, 2001 and 2000, respectively. We expect to recognize stock-based compensation expenses for the grants made through June 30, 2001 of approximately $295,000 for each of the years ended December 31, 2001 and December 31, 2002, $292,000 for the year ended December 31, 2003 and $76,000 for the year ended December 31, 2004.

     Our stock-based compensation expense for the three months ended June 30, 2001 was $75,000, an increase of $2,000, or 2.7%, from the same period in 2000. The expense in the three months ended June 30, 2001 and 2000 was due to amortization arising from options granted in 1999 and 2000.

     INTEREST INCOME. Our interest income for the three months ended June 30, 2001 was $479,000, an increase of $223,000, or 87%, from $256,000 for the same period in 2000. The increase in interest income was due to higher average cash balances that resulted from the closing of our initial public offering of stock completed in November 2000.

     OTHER COMPREHENSIVE INCOME. Our other comprehensive loss for the three months ended June 30, 2001 was $29,000, a decrease of $29,000 from the same period in 2000. For the three months ended June 30, 2001, our other comprehensive loss included unrealized gains and losses on marketable securities.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     REVENUES. Our product revenues for the six months ended June 30, 2001 were $358,000, an increase of $261,000, or 269%, from $97,000 for the same period in 2000. Our increase in product revenues was due to capacity expansions at our pilot manufacturing facility in Waltham, Massachusetts, the start-up of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the six months ended June 30, 2001 were $679,000, a decrease of $329,000, or 33%, from $1.0 million for the same period in 2000. The decline in research revenues reflects reduced revenues received under our research contracts, as two of three multi-year contracts were completed in the second quarter of 2001.

     COST OF PRODUCT REVENUES. Our cost of product revenues for the six months ended June 30, 2001 was $3.3 million, an increase of $2.4 million, or 243%, from $1.0 million for the same period in 2000. Approximately 30% of the increase was caused by increases in materials purchases due to increased production, 40% of the increase was due to higher salary expense resulting from additional personnel, and 15% was due to increases in consulting fees. These increases were associated with the expansion of our pilot manufacturing operations, and the relocation, preparation and start-up of our manufacturing operations in our new Marlboro facility.

     RESEARCH AND DEVELOPMENT EXPENSES, INCLUDING COST OF RESEARCH REVENUES. Our research and development expenses, including cost of research revenues, for the six months ended June 30, 2001 were $1.7 million, an increase of $67,000, or 4%, from $1.7 million for the same period in 2000. The increase in our research and development expenses was principally caused by higher salary expense from both salary increases and additional personnel.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the six months ended June 30, 2001 were $2.1 million, an increase of $1.4 million, or 193%, from $733,000 for the same period in 2000. Approximately 25% of the increase was due to increases in professional fees paid for legal, audit and other consulting services, approximately 25% of the increase was due to increased salary expense from both salary increases and additional administrative personnel, approximately 15% was due to higher premiums for our directors' and officers' liability insurance policy, and most of the remainder of the increase was due to higher rental expense from the addition of our Marlboro facility.

     STOCK-BASED COMPENSATION EXPENSE. As of June 30, 2001, we had recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between fair market value of the common stock on the option grant date and the exercise price. These amounts are presented as a reduction of stockholders' equity and will be amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $149,000 and $110,000 for the six months ended June 30, 2001 and 2000, respectively. We expect to recognize stock-based compensation expenses for the grants made through June 30, 2001 of approximately $295,000 for each of the years ended December 31, 2001 and December 31, 2002, $292,000 for the year ended December 31, 2003 and $76,000 for the year ended December 31, 2004.

     Our stock-based compensation expense for the six months ended June 30, 2001 was $149,000, an increase of $39,000, or 35%, from the same period in 2000. The expense in the six months ended June 30, 2001 and 2000 was due to amortization arising from options granted in 1999 and 2000.

     INTEREST INCOME. Our interest income for the six months ended June 30, 2001 was $1.1 million, an increase of $603,000, or 117%, from $515,000 for the same period in 2000. The increase in interest income was due to higher average cash balances that resulted from the closing of our initial public offering of stock completed in November 2000.

     OTHER COMPREHENSIVE INCOME. Our other comprehensive income for the six months ended June 30, 2001 was $93,000, an increase of $93,000 from the same period in 2000. For the six months ended June 30, 2001, other comprehensive income included unrealized gains and losses on marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and to a lesser extent from funds from operations, including primarily research revenues. At June 30, 2001, we had working capital of $34.6 million, and cash, cash equivalents and short-term investments of $34.1 million.

     Net cash used in operating activities was $5.3 million for the six months ended June 30, 2001, as compared to $2.0 million for the six months ended June 30, 2000. The increase in net cash used in operating activities for the six months ended June 30, 2001 was primarily due to increases in our net loss and working capital associated with our capacity expansion. The net cash used in operating activities represents primarily net loss plus depreciation and changes in working capital.

     Net cash used in investing activities was $5.9 million for the six months ended June 30, 2001, as compared to $1.5 million for the six months ended June 30, 2000. The increase in net cash used in investing activities for the six months ended June 30, 2001 was primarily due to increases in capital expenditures. Net cash used in investing activities primarily represents capital expenditures, and also includes purchases, sales and maturities of high quality corporate paper, corporate bonds and United States government-backed obligations with contractual maturities typically less than one year.

     Capital expenditures were $7.5 million for the six months ended June 30, 2001, as compared to $1.8 million for the six months ended June 30, 2000. The capital expenditures for the six months ended June 30, 2001 were primarily for equipment needed for our new manufacturing facility. As of June 30, 2001, our outstanding commitments for capital expenditures were $2.0 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our new manufacturing facility. We expect to fund our capital commitments with the proceeds from our initial public offering, which closed in November 2000. In addition to the $7.5 million of capital expenditures in the six months ended June 30, 2001, we expect to spend an additional $2.5 to $5.0 million for capital expenditures related to our new manufacturing facility during the second half of 2001. We expect further capital expenditures will be required after the second half of 2001 to achieve full capacity at our new facility.

     Net cash provided by financing activities was $805,000 for the six months ended June 30, 2001, as compared to $5.2 million for the six months ended June 30, 2000. The cash provided by financing activities for the six months ended June 30, 2001 represents proceeds from the exercise of options and warrants to purchase common stock, and the cash provided by financing activities for the six months ended June 30, 2000 primarily represents private placements of redeemable convertible preferred stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard established accounting and reporting standards requiring the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities. Accordingly, the adoption of FAS No. 133 did not have a material impact on our financial position or operating results. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by us, as required, in fiscal year 2002. Since we do not currently hold any intangible assets, the adoption of SFAS Nos. 141 and 142 will not have a material impact on our financial position or operating results.

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

                     RISKS RELATING TO OUR FINANCIAL RESULTS

YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS AND PROSPECTS DUE TO OUR LIMITED OPERATING HISTORY.

     We are at an early stage of development and there is limited historical information available upon which you can base your evaluation of our business and prospects. We were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products. Although we began shipping product from our pilot manufacturing facility in 1997, the primary objective of our pilot production line was the technical development and further refinement of our String Ribbon technology and related manufacturing processes. We have shipped only a limited number of solar power panels as of June 30, 2001 and have recognized limited revenues since our inception.

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

     Since our inception, we have incurred significant net losses, including net losses of $5.1 million for the six months ended June 30, 2001. As a result of ongoing operating losses, we had a cumulative net loss of $20.9 million as of June 30, 2001. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

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

THE BUILD-OUT OF OUR NEW MANUFACTURING FACILITY MAY TAKE LONGER AND COST MORE THAN WE EXPECT, WHICH WOULD LIKELY RESULT IN LOWER REVENUES AND EARNING THAN ANTICIPATED.

     If we fail to successfully complete the build-out of our new manufacturing facility and begin large-scale manufacturing there on time and at budgeted costs, our business and results of operations would likely be materially impaired. Completing the build-out of this facility to capacity will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of cost overruns, delays, equipment problems and other start-up and operating difficulties. Our manufacturing processes also use custom-built equipment that may not be delivered and installed in our new facility in a timely manner. In addition this equipment may take longer and cost more to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, our manufacturing capacity could be substantially constrained and our revenues and earnings would likely be materially impaired.

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

     We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. Through June 30, 2001, we sold our solar power products to more than 10 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

WE FACE RISKS ASSOCIATED WITH THE MARKETING, DISTRIBUTION AND SALE OF OUR SOLAR POWER PRODUCTS INTERNATIONALLY, AND IF WE ARE UNABLE TO EFFECTIVELY MANAGE THESE RISKS, IT COULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS ABROAD.

     From our inception through June 30, 2001, approximately 38% of our product sales have been made to resellers outside North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will increase in the future, including sales made in Japan to Kawasaki. We will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of risks that we have not yet encountered due to the limited number of products we have sold internationally. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

OUR DEPENDENCE ON A SMALL NUMBER OF RESELLERS MAY CAUSE SIGNIFICANT FLUCTUATIONS OR DECLINES IN OUR PRODUCT REVENUES.

     From our inception through June 30, 2001, our three largest resellers accounted for approximately 68% of our product sales and our 10 largest resellers accounted for approximately 95% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers, including Kawasaki, will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

     We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Mark A. Farber, our Chief Executive Officer, President and a director, or Dr. Jack I. Hanoka, our Chief Technical Officer, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 117 employees as of June 30, 2001, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

     We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.

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

     We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 65% for the six months ended June 30, 2001. We currently have one active research contract with total estimated revenues of approximately $2.0 million, $1.35 million of which has been authorized by the sponsoring agency and $375,000 of which has been recorded as revenue as of June 30, 2001. The remaining $1.6 million of revenue will be recognized over the remaining life of the contract, which expires on October 31, 2003. These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies.

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

              RISKS ASSOCIATED WITH THE MARKET FOR OUR COMMON STOCK

OUR OFFICERS AND DIRECTORS CONTROL 22% OF OUR COMMON STOCK AND MAY BE ABLE TO SIGNIFICANTLY INFLUENCE CORPORATE ACTIONS.

     As of August 3, 2001, our executive officers, directors and entities affiliated with them controlled approximately 22% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 31, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file number 333-43140), relating to the initial public offering of 3,000,000 shares of our common stock, $.01 par value per share, at a price to the public of $14.00 per share. The offering commenced on November 2, 2000 and closed on November 7, 2000. The aggregate offering price to the public of the initial public offering was $42,000,000. The proceeds to us, net of underwriting discounts and commissions of $2,940,000 and offering expenses of approximately $1,300,000, was approximately $37.7 million. Through June 30, 2001, approximately $3.7 million of the net offering proceeds was spent, of which approximately $2.8 million was spent on capital equipment and the remainder on general operations. We have invested all of the remaining proceeds in investment grade, interest-bearing securities. None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities, or affiliates of us, other than salaries paid to officers in the normal course of business.

Effective April 30, 2001, VIMAC ES II exercised in full a warrant to purchase up to 16,904 shares of the Company's Common Stock at an exercise price equal to $4.33 per share. Pursuant to the warrant's cashless exercise feature, the Company issued to VIMAC ES II 9,728 shares of the Company's Common Stock. Effective May 3, 2001, Albin Income Trust exercised in full a warrant to purchase up to 9,237 shares of the Company's Common Stock at an exercise price equal to $4.33 per share. Pursuant to the warrant's cashless exercise feature, the Company issued to Albin Income Trust 5,843 shares of the Company's Common Stock. Effective May 23, 2001, Nth Power Fund I exercised in full a warrant to purchase up to 184,757 shares of the Company's Common Stock at an exercise price equal to $4.33 per share. The Company made such issuances in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 1, 2001. At the annual meeting of stockholders, a vote was proposed to elect three directors to Class I of our Board of Directors, each to serve for a term of three years or until his or her successor is duly elected and qualified.

NOMINEE                    TOTAL VOTES FOR           TOTAL VOTES WITHHELD
-------------------------------------------------------------------------
Dr. Gordon B. Baty         8,903,894                       4,946
Richard G. Chleboski       8,903,894                       4,946
William C. Osborn          8,903,894                       4,946

The directors elected as Class I directors at the annual meeting of stockholders are Dr. Gordon B. Baty, Richard G. Chleboski and William C. Osborn. The directors whose terms of office as directors continued after the meeting are Mark A. Farber, Dr. Robert W. Shaw, Jr., Dr. William P. Sommers, Dr. Brown F. Williams, and Mason Willrich.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  None





(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarterly period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EVERGREEN SOLAR, INC.

Date:  August 14, 2001         By: /s/ Richard G. Chleboski
                                  ----------------------------------------------
                                  Richard G. Chleboski
                                  Chief Financial Officer, Treasurer and
                                  Secretary (Principal Financial Officer)