Form 10-Q
period 2001-09-30
EVERGREEN SOLAR INC
filed 2001-11-14
CIK 947397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

                                       (MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-31687

Evergreen Solar, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	04-3242254 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

259 Cedar Hill Street
Marlboro, Massachusetts 01752
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(508) 357-2221
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X      No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2001 there were 11,394,025 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
Page

Unaudited Consolidated Balance Sheets at December 31, 2000 and September 30, 2001.

Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and September 30, 2001.

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and September 30, 2001.

Notes to Consolidated Financial Statements

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II – OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Evergreen Solar, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	September 30,
	2000	2001

Assets
Current assets:
Cash and cash equivalents	$13,171	$710
Short-term investments	32,823	29,301
Accounts receivable, net of allowance for doubtful accounts of $13 at December 31, 2000 and September 30, 2001	850	435
Unbilled grant receivable	99	62
Interest receivable	200	509
Inventory	408	1,051
Other current assets	145	328

Total current assets	47,696	32,396
Restricted cash	464	464
Fixed assets, net	7,623	15,685

Total assets	$55,783	$48,545

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$661	$929
Accrued initial public offering financing costs	225	—
Other accrued expenses	706	798
Accrued warranty	48	87

Total current liabilities	1,640	1,814
Stockholder’s equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,170,327 and 11,392,927 issued and outstanding at December 31, 2000 and September 30, 2001, respectively	111	114
Additional paid-in capital	70,671	71,478
Other comprehensive income	—	252
Accumulated deficit:
Cumulative net loss since inception	(15,680)	(24,377)
Deferred compensation	(959)	(736)

Total stockholders’ equity	54,143	46,731
Total liabilities and stockholders’ equity	$55,783	$48,545

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2000	2001	2000	2001

Revenues:
Product revenues	$109	$424	$206	$782
Research revenues	420	153	1,428	831

Total revenues	529	577	1,634	1,613
Operating expenses:
Cost of product revenues (excluding stock-based compensation of $13 and $20 for the three and nine months ended September 30, 2000, and $18 and $54 for the three and nine months ended September 30, 2001, respectively)	683	2,834	1,653	6,163
Research and development expenses, including cost of research revenues (excluding stock-based compensation of $30 and $79 for the three and nine months ended September 30, 2000, and $36 and $110 for the three and nine months ended September 30, 2001, respectively)	766	560	2,461	2,310
Selling, general and administrative expenses (excluding stock-based compensation of $67 and $121 for the three and nine months ended September 30, 2000 and $20 and $59 for the three and nine months ended September 30, 2001, respectively	520	1,005	1,239	3,150
Stock-based compensation expense	110	74	220	223

Total operating expenses	2,079	4,473	5,573	11,846
Operating income (loss)	(1,550)	(3,896)	(3,939)	(10,233)
Interest income	231	416	746	1,535

Net income (loss)	(1,319)	(3,480)	(3,193)	(8,698)
Accretion of redeemable convertible preferred stock	797	—	2,053	—

Net income (loss) attributable to common stockholders	$(2,116)	$(3,480)	$(5,246)	$(8,698)

Other comprehensive income (loss):
Unrealized gain on investments	—	159	—	252

Comprehensive income (loss) attributable to common stockholders	$(2,116)	$(3,321)	$(5,246)	$(8,446)

Net income (loss) per common share (basic and diluted)	$(2.45)	$(0.31)	$(6.34)	$(0.77)
Weighted average shares used in computing basic and diluted net income (loss) per common share	864	11,385	827	11,273

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2000	2001

Cash flows for operating activities:
Net loss	$(3,193)	$(8,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	191	402
Non-cash investment income	(648)	—
Compensation expense associated with employee stock options	176	223
Issuance and revaluation of stock options to consultants	220	—
Changes in operating assets and liabilites:
Inventory and other current	(588)	(826)
Interest receivable	—	(309)
Accounts receivable	119	452
Accounts payable and accrued expenses	427	174

Net cash used in operating activities	(3,296)	(8,582)
Cash flow for investing activities:
Purchases of fixed assets	(3,038)	(8,464)
Purchases of investments	(9,713)	(57,393)
Proceeds from sale and maturity of investments	12,648	61,167

Net cash used in investing activites	(103)	(4,690)
Cash flow from financing activities:
Restricted cash	(464)	—
Convertible preferred stock	5,617	—
Proceeds from the exercise of stock options and warrants	75	811

Net cash flow provided by financing activities	5,228	811

Net (decrease) increase in cash and cash equivalents	1,829	(12,461)
Cash and cash equivalents at beginning of period	1,466	13,171

Cash and cash equivalents at end of period	$3,295	$710

Supplemental cash flow information:
Non-cash transactions:
Deferred compensation	953	—

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

The accompanying consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2000. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000, which are contained in Evergreen’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001. The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and the cash flows for the three and nine month periods ended September 30, 2001 and 2000. The balance sheet at December 31, 2000 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2001.

2.	Net Income (Loss) per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net loss per common share for the three and nine month periods ending September 30, 2001 and 2000 does not include 2,029,326 and 8,567,496 potential shares of common stock equivalents outstanding at September 30, 2001 and 2000, respectively, as their inclusion would be antidilutive.

3.	Inventory

Inventory consisted of finished goods of $178,000 and $86,000, and both raw materials and work in process of $230,000 and $965,000 at December 31, 2000 and September 30, 2001, respectively.

4.	Deferred Compensation and Equity Related Changes

For the nine months ended September 30, 2000 and 2001, the Company recorded $953,000 and $0, respectively, of deferred compensation related to stock option grants to employees. The deferred compensation represents differences between the estimated fair value of common stock on the date of grant and the exercise price. The deferred compensation is being amortized and charged to operations over the vesting period of the related options. Total employee stock option-related compensation expense was $220,000 and $223,000 for the nine months ended September 30, 2000 and 2001, respectively.

5.	Segment Information

For the nine months ended September 30, 2000 and 2001, revenues generated from within the United States represented $1.45 million and 1.58 million; and revenues generated from outside the United States represented $180,000 and $33,000, respectively.

For the nine months ended September 30, 2000 and 2001, revenues from The Commonwealth of Massachusetts accounted for 19% of total revenues for both periods; revenues from the National Institute of Standards and Technology accounted for 32% and 26% of total revenues, respectively; revenues from the National Renewable Energy Laboratory accounted for 19% and 46% of total revenues, respectively.

6.	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (''FASB’’) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, ''Business Combinations,’’ and SFAS No. 142, ''Goodwill and Other Intangible Assets.’’ SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 requires the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company must adopt SFAS 142 by July 1, 2002. The Company does not believe that the adoption of SFAS 141 and SFAS 142 in 2002 will have a significant impact on its financial position or its results from operations.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          We caution readers that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties which could cause our actual results to differ materially from such forward-looking statements, including, among other things, those risks and uncertainties described below in this Quarterly Report under the caption “Certain Factors which may Affect Future Results” and in our other filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Report.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

          Revenues. Our product revenues for the three months ended September 30, 2001 were $424,000, an increase of $315,000, or 289%, from $109,000 for the same period in 2000. The increase in product revenues was due to the increased production capacity of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the three months ended September 30, 2001 were $153,000, a decrease of $267,000, or 64%, from $420,000 for the same period in 2000. The decline in research revenues reflects reduced revenues received under our research contracts, as two of three multi-year contracts were completed in the second quarter of 2001.

          Cost of product revenues. Our cost of product revenues for the three months ended September 30, 2001 was $2.8 million, an increase of $2.2 million, or 315%, from $683,000 for the same period in 2000. These increases were associated with the expansion of our pilot manufacturing operations, and the relocation, preparation and start-up of our manufacturing operations in our new Marlboro facility. Approximately 31% of the increase was due to higher salary expense for resulting from additional personnel, 35% of the increase was caused by increases in materials purchases due to increased production, and 25% of the increase was due to increases in consulting fees.

          Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the three months ended September 30, 2001 were $560,000, a decrease of $206,000, or 27%, from $766,000 for the same period in 2000. The decrease was principally caused by fewer costs incurred for our research contracts, as two of three multi-year contracts were completed in the second quarter of 2001.

          Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended September 30, 2001 were $1.0 million, an increase of $485,000, or 93%, from $520,000 for the same period in 2000. Approximately 25% of the increase was due to increases in professional fees paid for legal, audit and other consulting services, approximately 45% of the increase was due to increased salary expense from both additional administrative personnel and salary increases, and most of the remainder of the increase was due to higher rental expense from the addition of our Marlboro facility and higher premiums for our directors’ and officers’ liability insurance policy.

          Stock-based compensation expense. As of September 30, 2001, we had recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between fair market value of the common stock on the option grant date and the exercise price. These amounts are presented as a reduction of stockholders’ equity and will be amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $74,000 and $110,000 for the three months ended September 30, 2001 and 2000, respectively. We expect to recognize stock-based compensation expenses for the grants made through September 30, 2001 of approximately $295,000 for each of the years ended December 31, 2001 and December 31, 2002, $292,000 for the year ended December 31, 2003 and $76,000 for the year ended December 31, 2004.

          Our stock-based compensation expense for the three months ended September 30, 2001 was $74,000, a decrease of $36,000, or 33%, from the same period in 2000. The expense in the three months ended September 30, 2001 and 2000 was due to amortization relating to options granted in 1999 and 2000.

          Interest income. Our interest income for the three months ended September 30, 2001 was $416,000, an increase of $185,000, or 80%, from $231,000 for the same period in 2000. The increase in interest income was due to higher average cash balances that resulted from the closing of our initial public offering of stock completed in November 2000.

          Other comprehensive income. Our other comprehensive income for the three months ended September 30, 2001 was $159,000, an increase of $159,000 from the same period in 2000. For the three months ended September 30, 2001, our other comprehensive loss included unrealized gains and losses on marketable securities.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

          Revenues. Our product revenues for the nine months ended September 30, 2001 were $782,000, an increase of $576,000, or 280%, from $206,000 for the same period in 2000. Our increase in product revenues was due to capacity expansions at our pilot manufacturing facility in Waltham, Massachusetts, the start-up of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the nine months ended September 30, 2001 were $831,000, a decrease of $597,000, or 42%, from $1.4 million for the same period in 2000. The decline in research revenues reflects reduced revenues received under our research contracts, as two of three multi-year contracts were completed in the second quarter of 2001.

          Cost of product revenues. Our cost of product revenues for the nine months ended September 30, 2001 was $6.2 million, an increase of $4.5 million, or 273%, from $1.7 million for the same period in 2000. These increases were associated with the expansion of our pilot manufacturing operations, and the relocation, preparation and start-up of our manufacturing operations in our new Marlboro facility. Approximately 30% of the increase was caused by increases in materials purchases due to increased production, 40% of the increase was due to higher salary expense for resulting from additional personnel, and 15% was due to increases in consulting fees.

          Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the nine months ended September 30, 2001 were $2.3 million, a decrease of $151,000, or 6%, from $2.5 million for the same period in 2000. The decrease was principally caused by fewer costs incurred for our research contracts, as two of three multi-year contracts were completed in the second quarter of 2001.

          Selling, general and administrative expenses. Our selling, general and administrative expenses for the nine months ended September 30, 2001 were $3.2 million, an increase of $1.9 million, or 154%, from $1.2 million for the same period in 2000. Approximately 25% of the increase was due to increases in professional fees paid for legal, audit and other consulting services, approximately 20% of the increase was due to increased salary expense from both salary increases and additional administrative personnel, approximately 15% was due to higher premiums for our directors’ and officers’ liability insurance policy, and most of the remainder of the increase was due to higher rental expense from the addition of our Marlboro facility.

          Stock-based compensation expense. As of September 30, 2001, we had recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between fair market value of the common stock on the option grant date and the exercise price. These amounts are presented as a reduction of stockholders’ equity and will be amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $223,000 and $220,000 for the nine months ended September 30, 2001 and 2000, respectively. We expect to recognize stock-based compensation expenses for the grants made through September 30, 2001 of approximately $295,000 for each of the years ended December 31, 2001 and December 31, 2002, $292,000 for the year ended December 31, 2003 and $76,000 for the year ended December 31, 2004.

          Our stock-based compensation expense for the nine months ended September 30, 2001 was $223,000, an increase of $3,000, or 1%, from the same period in 2000. The expense in the nine months ended September 30, 2001 and 2000 was due to amortization relating to options granted in 1999 and 2000.

          Interest income. Our interest income for the nine months ended September 30, 2001 was $1.5 million, an increase of $789,000, or 106%, from $746,000 for the same period in 2000. The increase in interest income was due to higher average cash balances that resulted from the closing of our initial public offering of stock completed in November 2000.

          Other comprehensive income. Our other comprehensive income for the nine months ended September 30, 2001 was $252,000, an increase of $252,000 from the same period in 2000. For the nine months ended September 30, 2001, other comprehensive income included unrealized gains and losses on marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

          We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and to a lesser extent from funds provided by operations, including primarily research revenues. At September 30, 2001, we had working capital of $30.6 million, and cash, cash equivalents and short-term investments of $30.0 million. Net cash used in operating activities primarily represents net loss and increases in working capital partially offset by depreciation expense.

          Net cash used in operating activities was $8.6 million for the nine months ended September 30, 2001, as compared to $3.3 million for the nine months ended September 30, 2000. The increase in net cash used in operating activities for the nine months ended September 30, 2001 was primarily due to increases in our net loss and working capital associated with our inventory build and capacity expansion.

          Net cash used in investing activities was $4.7 million for the nine months ended September 30, 2001, as compared to $0.1 million for the nine months ended September 30, 2000. The increase in net cash used in investing activities was due primarily to increased capital spending for equipment needed for our new manufacturing facility. Net cash used in investing activities primarily represents capital expenditures, and also includes purchases, sales and maturities of high quality corporate paper, corporate bonds and United States government-backed obligations with contractual maturities typically less than one year.

          Capital expenditures were $8.5 million for the nine months ended September 30, 2001, as compared to $3.0 million for the nine months ended September 30, 2000. The capital expenditures for the nine months ended September 30, 2001 were primarily for plant and equipment needed for line one of our Marlboro manufacturing facility. As of September 30, 2001, our outstanding commitments for capital expenditures were $750,000. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for line one of our Marlboro manufacturing facility. We expect to fund our current capital commitments with the proceeds from our initial public offering, which closed in November 2000. In addition to the $8.5 million of capital expenditures in the nine months ended September 30, 2001 and the $750,000 of outstanding capital commitments, we expect to spend an additional $0.3 to $2.3 million for capital expenditures, primarily related to the completion of line one of our Marlboro manufacturing facility, during the fourth quarter of 2001. We expect further capital expenditures will be required after 2001 to achieve full capacity at our Marlboro facility.

          Net cash provided by financing activities was $811,000 for the nine months ended September 30, 2001, as compared to $5.2 million for the nine months ended September 30, 2000. The cash provided by financing activities for the nine months ended September 30, 2001 represents proceeds from the exercise of options and warrants to purchase common stock, and the cash provided by financing activities for the nine months ended September 30, 2000 primarily represents private placements of redeemable convertible preferred stock.

          We believe our current cash, cash equivalents and short-term investments, will be sufficient to satisfy our current capital commitments and projected operating expenditures for approximately the next 12 months. We anticipate that we are likely to need additional financing to execute our business model beginning in 12 months, or sooner if we elect to make additional capital expenditures before then to further expand our Marlboro manufacturing facility or if we need to respond to business contingencies. These contingencies may include the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board (''FASB’’) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, ''Business Combinations,’’ and SFAS No. 142, ''Goodwill and Other Intangible Assets.’’ SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 requires the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company must adopt SFAS 142 by July 1, 2002. The Company does not believe that the adoption of SFAS 141 and SFAS 142 in 2002 will have a significant impact on its financial position or its results from operations.

          In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

We caution readers that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, but not limited to, statements reflecting management’s expectations regarding the timing, cost, and success of the Company’s relocation to its new facility in Marlboro, Massachusetts and future manufacturing scale-up and production; the Company’s future financial performance; the Company’s technology and product development, cost and performance; the Company’s current and future strategic relationships and future market opportunities; and the Company’s other business and technology strategies and objectives, constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, those risks and uncertainties described below and in our other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, copies of which may be accessed through the SEC’s Web Site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

Risks Relating to our Financial Results

You may have difficulty evaluating our business and prospects due to our limited operating history.

          We are at an early stage of development and there is limited historical information available upon which you can base your evaluation of our business and prospects. We were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products. Although we began shipping product from our pilot manufacturing facility in 1997, the primary objective of our pilot production line was the technical development and further refinement of our String Ribbon technology and related manufacturing processes. We shipped our first commercial products from our new Marlboro manufacturing facility in June 2001. We have shipped only a limited number of solar power panels as of September 30, 2001 and have recognized limited revenues since our inception.

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

          Since our inception, we have incurred significant net losses, including net losses of $8.7 million for the nine months ended September 30, 2001. As a result of ongoing operating losses, we had a cumulative net loss of $24.4 million as of September 30, 2001. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

•	expand our manufacturing operations;

•	develop our distribution network;

•	continue to research and develop our products and manufacturing technologies;

•	implement internal systems and infrastructure in conjunction with our growth; and

•	hire additional personnel.

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

          The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of alternative distributed generation technologies such as fuel cells, wind power and microturbines;

•	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	continued deregulation of the broader energy industry; and

•	availability of government subsidies and incentives.

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

          The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our failure to produce solar power products which compete favorably against other solar power products on the basis of cost, quality and performance;

•	our failure to produce solar power products which compete favorably against conventional energy sources and alternative distributed generation technologies, such as fuel cells, on the basis of cost, quality and performance;

•	whether customers accept the thin polymer-frame design of our solar panels and the new techniques we are developing to mount them; and

•	our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners such as Kawasaki.

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

          We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. Through September 30, 2001, we sold our solar power products to approximately 10 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to grow our business abroad.

          From our inception through September 30, 2001, approximately 58% of our product sales have been made to resellers outside North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will increase in the future, including sales made in Japan to Kawasaki. We will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of risks that we have not yet encountered due to the limited number of products we have sold internationally. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

•	difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

•	inability to obtain intellectual property protection;

•	encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries; and

•	difficulty of enforcing revenue collection internationally.

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

          From our inception through September 30, 2001, our three largest resellers accounted for approximately 75% of our product sales and our 10 largest resellers accounted for approximately 95% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers, including Kawasaki, will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

•	reduction, delay or cancellation of orders from one or more of our significant resellers;

•	selection by one or more of our significant resellers of products competitive with ours;

•	loss of one or more of our significant resellers and our failure to recruit additional or replacement resellers; and

•	failure of any of our significant resellers to make timely payment of our invoices.

Our dependence on a limited number of third party suppliers for raw materials, key components for our solar power products and custom-built equipment for our operations could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share.

          We manufacture all of our solar power products using materials and components procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. We currently do not have contracts with most of our suppliers and may not be able to procure sufficient quantities of the materials and components necessary to manufacture our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products and/or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us. In addition, our manufacturing processes utilize custom-built equipment that is currently produced by a limited number of suppliers. A supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us could delay our capacity expansion to our new manufacturing facility and otherwise, disrupt our production schedule or increase our costs of production.

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

          We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Mark A. Farber, our Chief Executive Officer, President and a director, or Dr. Jack I. Hanoka, our Chief Technical Officer, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 119 employees as of September 30, 2001, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate and expand our manufacturing facility. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

          We currently anticipate that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated needs for developing our manufacturing and distribution capabilities, funding ongoing research and development, expanding our sales and marketing activities, and funding our operations and general corporate purposes through at least the next 12 months. We anticipate that we are likely to need additional financing to execute our business model after that time or sooner if we need to respond to business contingencies. These contingencies may include the need to:

•	enhance our operating infrastructure;

•	expand our manufacturing capacity;

•	respond to competitive pressures; and

•	acquire complementary businesses or necessary technologies.

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

          Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our intellectual property against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

•	our license, but not our right, to practice the String Ribbon technology terminates upon expiration of the underlying patents which begin to expire in 2003 and our historical operating experience with String Ribbon and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage after these patents have expired;

•	third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies;

•	we may incur significant costs and diversion of management resources in prosecuting or defending patent infringement suits;

•	we may not be successful in prosecuting or defending patent infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights; however, a license may not be available to us or may not be available to us on commercially reasonable terms; and

•	the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information disclosed to the public.

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

          We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 52% for the nine months ended September 30, 2001. We currently have one active research contract with total estimated revenues of approximately $2.0 million, $1.35 million of which has been authorized by the sponsoring agency and $0.5 million of which has been recorded as revenue as of September 30, 2001. The remaining $1.5 million of revenue will be recognized over the remaining life of the contract, which expires on October 31, 2003. These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies.

          In addition, contracts involving government agencies may be terminated at the convenience of the agency. Other risks include potential disclosure of our confidential information to third parties and the exercise of “march-in” rights by the government. Our government-sponsored research contracts require that we provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of our sensitive confidential information. March-in rights refer to the right of the United States government or government agency to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology, or because action is necessary to alleviate health or safety needs, or to meet requirements of federal regulations, or to give United States industry preference. Funding from government contracts also may limit when and how we can deploy our technology developed under those contracts.

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

          As of November 5, 2001, our executive officers, directors and entities affiliated with them controlled approximately 22% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

The price of our common stock may be volatile.

          The stock market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

          All of our sales are denominated in United States dollars. Accordingly, we have not been materially exposed to fluctuations in currency exchange rates. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 31, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file number 333-43140), relating to the initial public offering of 3,000,000 shares of our common stock, $.01 par value per share, at a price to the public of $14.00 per share. The offering commenced on November 2, 2000 and closed on November 7, 2000. The aggregate offering price to the public of the initial public offering was $42,000,000. The proceeds to us, net of underwriting discounts and commissions of $2,940,000 and offering expenses of approximately $1,300,000, was approximately $37.7 million. Through September 30, 2001, approximately $7.7 million of the net offering proceeds was spent, of which approximately $3.9 million was spent on capital equipment and the remainder on general operations. We have invested all of the remaining proceeds in investment grade, interest-bearing securities. Other than salaries paid to our officers in the ordinary course of business, none of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities, or affiliates of us.

Effective July 30, 2001, Solstice Capital Partners exercised in full a warrant to purchase up to 15,195 shares of the Company’s Common Stock at an exercise price equal to $4.33 per share. Pursuant to the warrant’s cashless exercise feature, the Company issued to Solstice Capital Partners 8,476 shares of the Company’s Common Stock. The Company made such issuances in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

None.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarterly period ended September 30, 2001.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EVERGREEN SOLAR, INC.

Date: November 13, 2001	By: /s/ Richard G. Chleboski

Richard G. Chleboski
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)