Form 10-K
period 2001-12-31
EVERGREEN SOLAR INC
filed 2002-03-28
CIK 947397

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from      to     .

COMMISSION FILE NUMBER 000-31687

EVERGREEN SOLAR, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3242254

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

259 CEDAR HILL STREET	01752

MARLBORO, MASSACHUSETTS	(Zip Code)

(Address of principal executive offices)

Registrant’s telephone number, including area code: 508-357-2221

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes    No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 11, 2002, there were 11,397,947 shares of the registrant’s Common Stock, $.01 par value per share, outstanding. The aggregate market value of the registrant’s voting stock held by non-affiliates as of March 11, 2002 was approximately $30 million.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS:

OVERVIEW

         We develop, manufacture and market solar power products that are capable of providing reliable and environmentally clean electric power throughout the world. Our solar power products are targeted at the global solar power market. We believe our proprietary and patented solar power technologies, including our String Ribbon® technology, will offer significant design, cost and manufacturing advantages over competing solar power technologies. We intend to become a leading producer of high-quality solar power products by expanding our manufacturing capacity, reducing our manufacturing costs, developing innovative solar power products, increasing our distribution capabilities and pursuing strategic relationships.

         Since our formation in 1994, we have conducted research and development of advanced process and product technologies and, between 1997 and June 2001, we used pilot manufacturing facilities to refine our solar power products and manufacturing processes. Also in 1997, we began shipping small quantities of commercial products. In 2001, we expanded our manufacturing capacity by relocating our operations to a 56,250 square foot facility in Marlboro, Massachusetts. We are continuing to refine, develop and commercialize a number of laboratory-demonstrated advancements in our solar power technologies, including advanced String Ribbon crystal growth, more efficient solar cells and improved solar panel designs. Through December 31, 2001, we shipped over 10,000 solar panels for residential, commercial and industrial applications in the United States and internationally. As we continue to increase production volumes, we intend to actively expand existing and seek new distribution and marketing arrangements.

HISTORICAL MILESTONES

         We were incorporated in August 1994 and to date we have achieved the following major milestones along our product development and commercialization schedule:

Date		Historical Milestone

October	1994	Evergreen Solar founded with four employees in a 2,500 square foot laboratory.

October	1995	First String Ribbon wafers produced.

April	1997	9,400 square foot pilot manufacturing facility operational.

October	1997	First commercial sale of solar panels produced using String Ribbon technology.

June	1999	Total sales of solar panels of 2,500 units and 100 kilowatts achieved.

December	1999	Kawasaki investment of $5 million and execution of a strategic distribution and marketing agreement.

March	2000	Leased 56,250 square foot manufacturing and headquarters facility located in Marlboro, Massachusetts.

August	2000	Renovation of our Marlboro manufacturing facility and headquarters begun.

June	2001	First shipment of solar panels from our new Marlboro manufacturing facility.

November	2001	Three new distribution relationships in the U.S., United Kingdom, and Germany.

December	2001	Shipment of our 10,000th solar panel.

INDUSTRY BACKGROUND

         The electric power industry is one of the world’s largest industries. Furthermore, electricity accounts for a growing share of overall energy use. A principal driver of this growth is increasing reliance on electricity-dependent advanced technologies, such as in the Internet and telecommunications industries. We believe that deregulation and technological innovations are creating significant opportunities for new entrants and technologies within the electric power industry, just as these changes have created similar opportunities in other regulated industries such as telecommunications, banking and transportation.

         We believe that distributed generation is one of the most promising areas for growth in the global electric power industry. Distributed generation is defined as point-of-use electricity generation that either supplements or bypasses the electric utility grid, and employs technologies such as solar power, microturbines and fuel cells. Distributed generation is expected to provide greater portability, reliability, power, quality and user control. We believe capacity constraints, increased demand for power reliability and quality, and new environmental initiatives will drive the demand for distributed generation.

SOLAR POWER APPLICATIONS AND BENEFITS

         Unlike many other distributed generation technologies that have been under development but not in widespread commercial use, solar power technology has had a growing worldwide market for over 20 years in the following applications:

•	On-grid. On-grid applications provide supplemental electricity to customers that are served by an electric utility grid but choose to generate a portion of their electricity needs on-site. On-grid applications have been the fastest growing part of the solar power market, largely driven by the worldwide trend toward deregulation and privatization of the electric power industry as well as by government initiatives, including incentive programs to subsidize and promote solar power systems in several countries including Japan, Germany and the United States. On-grid applications include residential and commercial rooftops and building facades and are available for both new construction and existing structures.

•	Off-grid. Off-grid applications serve markets where access to conventional electric power is not economical or physically feasible. Solar power products can provide a low cost, reliable alternative for powering highway call boxes, microwave stations, portable highway road signs, remote street or billboard lights, vacation homes, rural homes in developed and developing countries, water pumps and battery chargers for sailboats and recreational vehicles.

         Solar power has emerged as one of the primary distributed generation technologies seeking to capitalize on the opportunities resulting from trends affecting the electric power industry. Relative to other distributed generation technologies, solar power benefits include:

•	Modular and scaleable. From tiny solar cells powering a hand-held calculator to an array of roof panels powering an entire home to acres of panels on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world.

•	Reliable. With no moving parts and no fuel supply required, solar power systems reliably power some of the world’s most sensitive applications, from space satellites to microwave stations in the mountains and other remote, harsh environments. Solar panels typically carry warranties of 20 years or more.

•	Dual use. Solar panels are expected to increasingly serve as both a power generator and the skin of the building. Like architectural glass, solar panels can be installed on the roofs or facades of residential and commercial buildings.

•	Environmentally cleaner. Solar power systems produce no air or water emissions.

THE SOLAR POWER CHALLENGE

         Although solar power can provide a low cost alternative for off-grid applications, we believe the principal challenge to widespread adoption of solar power is reducing manufacturing costs without impairing product performance or reliability. We believe the following advancements in solar power technology are necessary to meet this challenge:

•	Efficient material use. Reduce raw materials waste, particularly the waste associated with slicing silicon by conventional crystalline silicon technology.

•	Simplified and continuous processing. Reduce reliance on expensive, multi-step manufacturing processes.

•	Improved product design and performance. Increase product conversion efficiency, longevity and ease of use. Conversion efficiency refers to the fraction of the sun’s energy converted to electricity.

         We further believe the two principal solar power technologies, crystalline silicon and thin films, have not adequately addressed this challenge:

         Crystalline Silicon. Crystalline silicon technology was the earliest practiced solar power technology and remains the foundation for most solar power applications. Conventional crystalline silicon technology involves slicing thin wafers from solid crystalline silicon blocks. Crystalline silicon products are known for their reliability, performance and longevity; however, factors such as high materials waste from slicing, and complicated processing procedures have limited the ability of conventional crystalline silicon manufacturers to reduce manufacturing costs.

         Thin Films. While most major solar power manufacturers currently rely on crystalline silicon technology for the majority of their solar cell production, many are also developing alternative thin film technologies to achieve lower manufacturing costs. Thin film technology involves depositing several thin layers of silicon or more complex materials on a substrate to make a solar cell. Although thin film techniques generally use material more efficiently than conventional crystalline silicon, we believe higher capital costs, lower manufacturing yields, lower conversion efficiency, reduced product performance and reliability, and, in some cases, concerns with toxic materials have resulted in, and will continue to result in, limited commercial acceptance.

OUR TECHNOLOGY SOLUTION

         We believe our technologies and processes are unique among our competitors and have been designed to reduce manufacturing costs while improving product design. Our innovative technologies include:

         String Ribbon Wafer Manufacturing. In the String Ribbon technique, strings are pulled vertically through a shallow pool of molten silicon, and the silicon solidifies between the strings to form a continuous ribbon of crystalline silicon. Once the ribbon has reached the desired length, it is cut and prepared for cell fabrication. The use of strings to aid in the growth of a silicon ribbon is what distinguishes our proprietary and patented String Ribbon technology from other advanced crystalline silicon wafer technologies that do not involve slicing. Our String Ribbon technology for the growth of solar wafers has the following significant advantages:

•	Efficient materials use. Unlike conventional crystalline silicon wafer technology, in which solid blocks of silicon are sliced into thin wafers at significant expense and silicon waste, our technology grows a continuous, flat ribbon to the desired thickness. Since our technology does not involve slicing solid blocks, we can use about half as much silicon as conventional crystalline silicon techniques and we believe we can reduce this amount to about one-fifth in the future.

•	Continuous processing. Our technology permits the continuous growth of crystalline silicon ribbon, which can lead to high automation, efficient equipment use and improved productivity.

         Innovative Solar Cell Fabrication. We believe our innovative solar cell fabrication techniques will enable us to reduce our manufacturing costs, improve product appearance and increase design flexibility. Our solar cell fabrication techniques include:

•	“Wrap-around” solar cells. We have patented and are currently developing a process for manufacturing “wrap-around” solar cells in which the front metal conductors literally “wrap-around” to the back of the solar cell. As a result, instead of the conventional practice of electrically wiring the front of the solar cell to the back of the adjacent cell, our wrap-around solar cell can allow all of the electrical wiring to be accomplished on the back of the solar cell. We believe our wrap-around solar cell will enable us to reduce manufacturing costs, increase manufacturing output and produce more attractive solar panels in a wider range of sizes.

•	Simplified processing. We have developed an innovative approach of using fewer, simpler steps combined with simplified and continuous processing in much of our solar cell fabrication line. We believe this approach will lower manufacturing costs relative to conventional crystalline silicon processing that involves clean rooms and requires processing wafers in batches.

         Advanced Solar Panel Designs. We are currently developing innovative solar panels using improved designs and production processes. We believe our new technology will ultimately reduce costs, both in the factory and during shipping and installation, and improve solar panel appearance, performance, ease of use and longevity. In particular, we are developing what we believe is a simplified and less expensive method for interconnecting solar cells, which we call monolithic integration, as well as better lamination materials and methods.

•	Monolithic integration. Monolithic solar panel integration is a simplified and less expensive method of electrically wiring solar cells using our “wrap-around” technology. This method allows solar cells to be electrically wired in a nearly continuous process without front-to-back electrical wiring. This is a novel approach in crystalline silicon manufacturing, where expensive front-to-back electrical wiring is standard practice.

•	Improved lamination materials and methods. We expect our lamination improvements to include the following:

•	Replacement of the two-inch-thick, expensive, aluminum-framed solar panels with quarter-inch-thick, polymer-based frameless solar panels that we expect will permit as much as ten-times greater packing density during shipping and use of less-expensive mounting approaches.

•	Replacement of the junction box, which is the conventional box on the back of a solar panel through which electrical wiring connections are made, with a thin wire on the edge of one panel to simplify field wiring.

•	Creation of an improved encapsulant, used to seal the solar panel, which we expect will extend solar panel life.

•	Replacement of the conventional lamination process, which requires processing in batches in a vacuum, with a continuous process which permits lamination in air.

OUR PRODUCTS

         Solar power products in general are built-up through four stages of production:

•	Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon, approximately palm-sized, that can be processed into a solar cell.

•	Cells. A solar cell is a device made from a wafer that converts sunlight into electricity by means of a process known as the photovoltaic effect. A typical solar cell produces from one to three watts of power and is approximately palm-sized.

•	Panels. A solar panel is an assembly of solar cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. A typical solar panel can produce from 20 to 150 watts of power and range in size from two to 15 square feet. A 100-watt solar panel can power a standard 100-watt light bulb, or approximately 3% of the power requirements of a typical home in the United States. Our current solar panels range from 47 to 110 watts in power.

•	Systems. A solar system is an assembly of one or more solar panels that have been physically mounted and electrically interconnected, often with batteries and/or power electronics, to produce electricity.

         We sell primarily solar panels. We expect our solar panel technology to provide us with a number of competitive advantages and, ultimately, lower manufacturing costs. We believe that the frameless solar panel we are developing will provide a distinctive advantage in on-grid, building-integrated solar systems and off-grid rural electrification solar systems, as well as for other applications where international shipping, remote installation and/or thin solar panels are required. We expect our frameless solar panel will be thinner, lighter, easier to ship, easier to install, and more attractive than those of our competitors. We are developing solar roofing tiles and other building-integrated solar power products that we believe will accelerate the acceptance and penetration of solar power products in the building industry.

         We further believe that our solar panels will be enhanced by our wrap-around solar cells. We expect our wrap-around cells, currently under development, to provide simplified interconnection procedures allowing greater range in solar panel design and a distinctive, attractive appearance for on-grid solar systems.

         Our current solar panels range from 47 to 110 watts. Our solar panels are certified to international standards for safety and quality. If our development programs are successful, we expect to continue to increase the conversion efficiency and wattage of our solar panels as we expand our manufacturing capacity.

SALES AND MARKETING

         Market Focus

         We intend to primarily target the on-grid markets and the off-grid rural electrification market, where we believe growth prospects are the largest and where we expect our solar power technology will provide us the greatest competitive advantage. These markets are characterized as follows:

•	On-grid. The on-grid market is currently the fastest growing solar power market. Within the on-grid market, Japan has been the largest market for several years, but the German market is growing rapidly with the passage of an additional government subsidy program. We also expect on-grid markets to grow in the Netherlands, Spain and the United States.

•	Off-grid rural electrification. Within the off-grid market, we believe that rural electrification has the largest potential but is the least penetrated market as evidenced by the two billion people in the world without conventional electricity. Marketing, financing, local infrastructure and support remain the principal challenges to greater expansion of this market.

Competitive Advantage

         We expect to gain a competitive advantage in our target markets through product differentiation, strong marketing, distribution and manufacturing partners in local markets, and ultimately low manufacturing costs.

         In the on-grid market, our distinctive solar power products are expected to include building-integrated roofing products, both framed and frameless.

         We expect our building-integrated solar power products will include solar panels with wrap-around solar cells that will offer a distinctive, attractive appearance, which we believe is particularly important to architects and homebuilders.

         In the off-grid rural electrification market, we expect our frameless panels to have a competitive advantage because we believe that they will be:

•	easier and less expensive to ship due to their thinness and improved packing density;

•	lighter and easier to physically mount and electrically wire; and

•	able to be mounted using local mounting materials.

Distribution, Marketing and Other Strategic Relationships

         We bring our solar power products to market using distributors, system integrators and other value-added resellers. Our resellers often add value through system design by incorporating our panels with batteries, associated electronics, structures and wiring systems. Most of our resellers have a geographic or applications focus.

         We expect to collaborate closely with a relatively small number of resellers. We entered into our first of these collaborations with Kawasaki in December 1999. In 2001 we entered into distribution agreements with Hutton Communications, Inc., a leading marketer and distributor of wireless telecommunications and power products in North

America, Krannich Solartechnik, a marketer and distributor of photovoltaic modules and systems in Germany, and Solar Century Holdings Ltd., a maker and distributor of photovoltaic products in the United Kingdom.

         We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development, and more easily and cost-effectively enter new geographic markets, attract new customers and develop advanced solar power applications.

         We currently work with a relatively small number of reseller partners who have particular expertise in a selected geographic or applications market segment. As a result, we have focused on smaller resellers whose needs have not vastly exceeded our production levels. Sales to our ten largest resellers have accounted for approximately 96% of our total product revenues since inception. No one reseller has accounted for more than 30% of total revenues over that period. As we continue to expand manufacturing capacity and sales volumes, we anticipate developing relationships with additional resellers. Through December 31, 2001, approximately 59% of our sales were made to resellers in the United States. In fiscal year 2001, revenues from Schott Applied Power and Kawasaki Heavy Industries accounted for approximately 33% and 14% of total revenues, respectively.

         In addition, we market our products through trade shows, on-going customer communications, promotional material, direct mail and advertising. Our staff provides limited customer service and applications engineering support to customers while also gathering information on current product performance and future product requirements. A small internal sales force currently handles all solar power product sales.

MANUFACTURING

         Our principal manufacturing objective is to provide for large-scale manufacturing of our solar power products at low costs that will enable us to penetrate price-sensitive solar power markets. In March 2000, we signed a lease agreement for a 56,250 square foot facility in Marlboro, Massachusetts, which includes approximately 35,000 square feet of manufacturing space. This facility includes a complete line of equipment to manufacture String Ribbon wafers, fabricate and test solar cells, and laminate and test panels and has been designed to support approximately seven megawatts of capacity when both manufacturing lines are fully installed. The first of the facility’s two manufacturing lines became operational in 2001. We have begun engineering and have authorized capital expenditures for longer lead-time equipment for the second manufacturing line, which we expect to become operational during 2003.

         In addition to our current investment in our Marlboro, Massachusetts facility, we intend to selectively pursue opportunities to establish local manufacturing arrangements on a worldwide basis. Because the market opportunity for solar power encompasses numerous applications in both developed and developing nations worldwide, we expect a significant portion of our sales will be made outside of the United States. Despite these opportunities, manufacturing of solar power products has remained largely concentrated in the United States, Europe and Japan due to factors such as reduced economies of scale and technical process complexities of establishing local manufacturing facilities.

         In spite of these barriers, we believe there are several advantages to local manufacturing, including enhanced brand recognition in local markets, avoidance of import tariffs and access to local private or public sector financing. We believe that our String Ribbon technology and our innovative manufacturing techniques offer greater than other competing technologies, which we believe will enable us to establish fully integrated factories at a smaller scale that can better grow in concert with market demands. Consequently, we expect to pursue local manufacturing of our products in selected target markets. We also expect that our technologies will allow us to efficiently scale our production to take advantage of market opportunities as they arise.

RESEARCH AND DEVELOPMENT

         Because we believe continuously improving our technology is an important part of our overall strategy, we have maintained and intend to maintain a strong research and development effort. To this end, our Marlboro, Massachusetts facility has approximately 6,000 square feet dedicated to research and development and contains equipment to support the development, fabrication and evaluation of new solar power products and technologies.

         We have and will continue to selectively pursue contract research programs funded by various United States and other governmental agencies to help support the development of new proprietary technologies. As of December 31, 2001, we have one research contract that expires on October 31, 2003. The estimated research revenues from this contract from January 1, 2002 through its expiration in 2003, is approximately $1.4 million.

         This and other research contracts we have obtained generally provide for development of advanced materials and methods for wafer, cell and panel manufacturing, product development and market development. In all cases to date, we retain all rights to any intellectual property and technological developments resulting from the government funding, with the exception of government “march-in” rights to practice the technology on its own behalf if we do not commercialize the technology and certain rights universities retain for work they perform under subcontract to us. These contracts usually require the submission of technical progress reports, most of which can become publicly available. These contracts are generally cost shared between the funding agency and us with our share of the total contract cost historically ranging from approximately 30% to 70%. The contracts normally expire between six months and three years from their initiation. We had research revenues of $2.1 million in 1999, $1.8 million in 2000, and $932,000 in 2001 from several government-sponsored research contracts. We recorded research and development expenditures, including the cost of research revenue, of $3.1 million in 1999, $3.3 million in 2000 and $2.9 million in 2001. For each of the years ended December 31, 1999 and 2000, revenues received from each of the Commonwealth of Massachusetts, National Institute of Standards and Technology and the National Renewable Energy Laboratory accounted for over 10% of our total revenues. For the year ended December 31, 2001 revenues received from the National Institute of Standards and Technology and the National Renewable Energy Laboratory accounted for 24% and 15%, respectively, of our total revenues.

INTELLECTUAL PROPERTY RIGHTS

         Patents

         We believe that our commercial success will significantly depend on our ability to protect our intellectual property rights underlying our proprietary technologies. We seek United States and international patent protection for major components of our technology platform, including our crystalline silicon wafers, solar cells and solar panels. We own or have licensed 18 issued United States patents and one issued Israeli patent in the solar power field, which expire beginning in 2003 and ending in 2019. In addition, we have 3 United States patent applications pending. We decide whether and in what foreign countries to file counterparts of our United States patent applications. We devote substantial resources to building a strong patent position, and we intend to continue to file additional United States and foreign patent applications to seek protection for technology we deem important to our commercial success.

         Crystalline Silicon Wafers. Dr. Emanuel Sachs, a tenured Professor of Mechanical Engineering at the Massachusetts Institute of Technology, developed our core String Ribbon technology. Dr. Sachs has been awarded three issued United States patents for the String Ribbon technology. An additional issued patent for a related technology, invented by two employees of the United States National Renewable Energy Laboratory, formerly the Solar Energy Research Institute, was assigned to Dr. Sachs in 1984.

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

         We have been awarded 3 issued United States patents and have filed 2 patent applications on our own, internally-developed inventions related to String Ribbon and wafer fabrication, which are method inventions relating to automated, high-yield production techniques.

         Solar Cell Fabrication. We have been awarded 4 issued United States patents and have filed 2 additional United States patent applications relating to our solar cell processing technology. The issued United States patents relate to the method for forming wrap-around contacts on solar cells and a method for processing solar cells. The pending patent applications relate to methods for processing solar cells.

         Solar Panels. We have been awarded 7 issued United States patents and have filed 1 additional United States patent application relating to advanced solar panel designs. The 7 issued United States patents relate to solar cell modules with an improved backskin, solar cell modules with an interface mounting system, an encapsulant material for solar cell modules and a solar cell roof tile system. The pending patent application relates to new materials for encasing the panel, which we believe will lower cost, extend panel life and enhance panel performance.

         Patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Furthermore, even if patents are licensed or issued to us, others may design around the patented technologies. In addition, we could incur substantial costs in litigation if we are required to initiate patent litigation to enforce our patent rights, and the outcome of any patent litigation is uncertain. The following may impair our patent positions:

•	our pending patent applications may not result in issued patents;

•	the claims of patents which are issued may not provide meaningful protection;

•	we may not develop additional proprietary technologies that are patentable;

•	patents licensed or issued to us may not provide a basis for commercially viable products or may not provide us with competitive advantages and may be challenged by third parties; or

•	patents of others may have an adverse effect on our ability to do business.

         Although we do not believe that our technologies infringe the rights of third parties, third parties could in the future assert infringement claims against us, which may result in costly litigation or require us to obtain a license to third-party intellectual property rights. We may be unable to obtain required licenses or obtain these licenses on terms that are acceptable to us, either of which would substantially impair our business.

         Trade Secrets and Other Rights

         With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our solar power products and manufacturing processes involve proprietary know-how, technology or data, which are not covered by patents or patent applications. We have taken security measures to protect proprietary know-how and technologies and confidential data, and continue to explore further methods of protection. While we require all employees, key consultants and other third parties to enter into confidentiality agreements with us, we cannot be assured that proprietary information will not be disclosed inappropriately, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. Any material leak of confidential information into the public domain or to third parties could result in the loss of a competitive advantage in the solar power market.

COMPETITION

         The market for solar power products is intensely competitive. There are over 20 companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Royal Dutch Shell (currently acquiring the solar business of Siemens Solar Group), Sharp Corporation, AstroPower, Inc. and Photowatt International S.A. All six of these solar power product producers, as well as several others, derive all or a majority of their sales from conventional manufacturing technology that involves using wafers made from slicing solid blocks of crystalline silicon. In addition, many of these companies are developing advanced crystalline silicon or thin film technologies, including technologies such as advanced crystalline sheet and ribbon technologies and thin films of amorphous silicon, cadmium telluride and copper indium diselenide, and project future cost savings similar to or greater than ours. We believe several of our competitors are developing and are currently producing products based on crystalline silicon wafer technologies that, like String Ribbon, do not involve slicing silicon blocks.

         We believe our current solar power products have features similar to other crystalline silicon products, including those made using other crystalline silicon ribbon technologies. However, because our solar power products are made from crystalline silicon, we believe they may be more reliable than those made from thin film technologies which often use materials, such as amorphous silicon, which we believe may be less stable. In addition, we believe the polymer-framed solar panels we are developing will be thinner, lighter and easier to install than our competitors’ panels, including those produced using other crystalline silicon ribbon technologies. However, because these panels will require different mounting techniques than our customers typically use, our customers will need to adopt these new mounting techniques and therefore may be reluctant to use our polymer-framed panels.

         Solar power has certain advantages and disadvantages when compared to other alternative energy sources. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions. However, unlike most alternative energy generators, which can produce power on demand, solar power cannot generate power when sunlight is not available. In addition, based on current technology, the upfront cost, including installation, of alternative energy generators is often lower than that of solar power products. However, we believe that the relative cost of power produced over the lifetime of solar products as compared with alternative energy generators often depends on the application. For example, solar power products may be more cost-effective over the long-term for remote applications that are not connected to the utility grid and that have smaller power requirements, while alternative power sources may be more cost effective for larger, grid-connected applications.

         Many of our competitors have substantially greater financial resources, research and development staff, manufacturing facilities, sales and marketing experience, distribution channels and human resources than we do. In order to compete effectively against these companies, we will need to demonstrate to potential customers and partners that our solar power products perform better, or are less expensive than those of our competitors.

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

         We believe that we have all environmental permits necessary to conduct our business. We believe that we have properly handled our hazardous materials and wastes and have not contributed to any contamination at any of our past or current premises. We are not aware of any environmental investigation, proceeding or action by federal or state agencies involving our past or current facilities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, under some federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

EMPLOYEES

         As of December 31, 2001, we had 145 full-time employees, including 14 engaged in research and development and 98 engaged in manufacturing. 19 of our employees have advanced degrees, including 4 Ph.D.s. None of our employees are represented by any labor union nor are they organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

ITEM 2. PROPERTIES:

         Our headquarters is currently located in a leased space in Marlboro, Massachusetts, where we currently occupy approximately 56,250 square feet of administrative, laboratory and manufacturing space. Our lease expires on June 30, 2010.

ITEM 3. LEGAL PROCEEDINGS:

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

Market for Our Common Stock

Our common stock is traded on The Nasdaq National Market under the symbol “ESLR”. The following table sets forth for the calendar periods indicated, the high and low sales price of our common stock on The Nasdaq National Market.

	High	Low

2000:

Fourth Quarter (commencing November 2, 2000)	$20.75	$6.00

2001:

First Quarter	$13.625	$6.375

Second Quarter	$15.00	$8.17

Third Quarter	$11.00	$3.25

Fourth Quarter	$3.90	$1.90

On March 11, 2002 there were approximately 95 stockholders of record of our common stock. We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Use of Proceeds

On October 31, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file number 333-43140), relating to the initial public offering of 3,000,000 shares of our common stock, $.01 par value per share, at a price to the public of $14.00 per share. The offering commenced on November 2, 2000 and closed on November 7, 2000. The aggregate offering price to the public of the initial public offering was $42,000,000. The proceeds to us, net of underwriting discounts and commissions of $2,940,000 and offering expenses of $1,300,000, was approximately $37.7 million. Through December 31, 2001, approximately $11.4 million of the net offering proceeds was spent, of which $4.8 million was spent on capital equipment and the remainder on general operations. We have invested all of such proceeds in investment grade, interest-bearing securities. Other than for compensation and reimbursement for expenses incurred in the performance Evergreen business, none of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities, or affiliates of us.

Recent Sales of Unregistered Securities

Effective April 30, 2001, a shareholder exercised in full a warrant to purchase up to 16,904 shares of the Company’s Common Stock at an exercise price equal to $4.33 per share. Pursuant to the warrant’s cashless exercise feature, the Company issued to the shareholder 9,728 shares of the Company’s Common Stock. Effective May 3, 2001, a second shareholder exercised in full a warrant to purchase up to 9,237 shares of the Company’s Common Stock at an exercise price equal to $4.33 per share. Pursuant to the warrant’s cashless exercise feature, the Company issued to the second shareholder 5,843 shares of the Company’s Common Stock. Effective May 23, 2001, a third shareholder exercised in full a warrant to purchase up to 184,757 shares of the Company’s Common Stock at an exercise price equal to $4.33 per share. Effective July 30, 2001, a fourth shareholder exercised in full a warrant to purchase up to 15,195 shares of the Company’s Common Stock at an exercise price equal to $4.33 per share. Pursuant to the warrant’s cashless exercise feature, the Company issued to the fourth shareholder 8,476 shares of the Company’s Common Stock. The Company made the foregoing issuances in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA:

         You should read the data set forth below in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 1999, 2000, and 2001 and the balance sheet data at December 31, 2000, and 2001 have been derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants, and which appear elsewhere in this filing. The statement of operations data presented below for the years ended December 31, 1997 and 1998, and the balance sheet data at December 31, 1997, 1998 and 1999 have been derived from our financial statements that have been audited by PricewaterhouseCoopers LLP and are not included in this filing.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:

Product revenues	$153	$163	$189	$419	$1,546

Research revenues	556	1,395	2,113	1,753	$932

Total revenues	709	1,558	2,302	2,172	2,478

Operating Expenses:

Cost of product revenues	1,007	955	991	2,757	9,577

Research and development expenses, including cost of research revenues	2,051	2,373	3,085	3,266	2,916

Selling, general and administrative expenses	809	917	1,303	2,365	4,017

Stock-based compensation expense	—	—	18	294	290

Total operating expenses	3,867	4,245	5,397	8,682	16,800

Operating income (loss)	(3,158)	(2,687)	(3,095)	(6,510)	(14,322)

Net interest income	102	165	163	1,305	1,845

Net income (loss)	(3,056)	(2,522)	(2,932)	(5,205)	(12,477)

Accretion of redeemable convertible preferred stock	(537)	(953)	(1,231)	(2,283)	—

Net income (loss) attributable to common stockholders	$(3,593)	$(3,475)	$(4,163)	$(7,488)	$(12,477)

Net income (loss) per common share (basic and diluted)	$(4.47)	$(4.33)	$(5.18)	$(2.96)	$(1.10)

Weighted average shares used in computing basic and diluted net income (loss) per common share	803	803	803	2,530	11,304

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands)
BALANCE SHEET DATA:

Cash, cash equivalents and short-term investments	$2,623	$4,805	$14,455	$45,994	$26,263

Working capital	426	4,985	14,982	46,056	26,591

Total assets	3,755	5,893	16,318	55,783	44,861

Total redeemable convertible preferred stock	7,250	15,014	29,293	—	—

Total stockholder’s equity (deficit)	(5,955)	(9,357)	(13,502)	54,143	43,055

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS:

         We caution readers that statements in this Annual Report on Form 10-K that are not strictly historical statements constitute forward-looking statements which are made pursuant to the safe harbor provisions of the private securities litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties which could cause our actual results to differ materially from such forward-looking statements, including, among other things, those risks and uncertainties described below in this Annual Report under the caption “Certain Factors Which May Affect Future Results” and in our other filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report.

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

         Product revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. We recognize product revenues upon shipment. Product revenues represented 62.4% of total revenues for the year ended December 31, 2001 and 19.0% of total revenues for the year ended December 31, 2000. For the year ended December 31, 2001, sales to Kawasaki Heavy Industries, Ltd. accounted for approximately $338,000 of our total $1.5 million of product revenues. International product sales accounted for approximately 35% and 93% of total product revenues for the years ended December 31, 2001 and 2000, respectively. We anticipate that international sales, including sales to Kawasaki, will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all product revenues are denominated in United States dollars. Foreign exchange rate fluctuations have impacted the relative competitiveness of our products in other markets, but we have not had any direct foreign exchange exposure.

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

         Cost of product revenues. Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent, royalties on licensed technology and other support expenses associated with the manufacture of our solar power products. We expect to continue to experience costs in excess of product revenues unless we are able to achieve greater manufacturing efficiencies, higher yields, and higher production levels.

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

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel costs, professional fees, rent, insurance and other sales expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts, hire additional sales personnel and initiate additional marketing programs. We expect that general and administrative expenses will increase as we add personnel and incur additional costs related to the growth of our business and our operations as a public company.

         Stock-based compensation expense. Through December 31, 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between fair market value of the common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $294,000 for the year ended December 31, 2000 and $290,000 for the year ended December 31, 2001. We expect to recognize stock-based compensation expense for past grants of approximately $290,000 for each of the years ended December 31, 2002 and 2003, and $72,000 for the year ended December 31, 2004.

         Net interest income. Net interest income consists primarily of interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any interest paid.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to bad debts, inventories, investments, and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our component suppliers, Our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. We write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

         We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. At the time revenue is recognized, we provide for the estimated cost of product warranties.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

         Revenues. Our product revenues for the year ended December 31, 2001 were $1.5 million, an increase of $1.1 million, or 269%, from $419,000 for the same period in 2000. Our increase in product revenues was due to increases in production volumes resulting from our move to our new manufacturing facility in Marlboro, Massachusetts, which enabled us to increase commercial sales to key customers. Research revenues for the year ended December 31, 2001 were $932,000, a decrease of $821,000, or 47%, from $1.8 million for the same period in 2000. The decline in research revenues reflects reduced expenditures on our research contracts, as two of three multi-year contracts were completed in the second quarter of 2001.

         Cost of product revenues. Our cost of product revenues for the year ended December 31, 2001 was $9.6 million, an increase of $6.8 million, or 247%, from $2.8 million for the same period in 2000. The increase in cost of product revenues was associated with the expansion of our pilot manufacturing operations, and the relocation, preparation and start-up of our manufacturing operations in our Marlboro facility. Approximately one-quarter of the increase was due to increases in materials expense, one-third was caused by increases in salary expense, and one-third was caused by increases in consulting fees, with the remainder mainly caused by increases in warranty, depreciation and royalty expense. We expect our cost of product revenues to decline as a percentage of product revenues in 2002, as we increase our product revenues, but to remain negative unless we achieve greater manufacturing efficiencies, higher yields and higher production levels.

         Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the year ended December 31, 2001 were $2.9 million, a decrease of $350,000, or 11%, from $3.3 million for the same period in 2000. The decrease was due primarily to a decrease in consulting fees associated with designing and developing new processes and equipment for our manufacturing operations, and reduced expenditures on our research contracts, as two of three multi-year contracts were completed in the second quarter of 2001.

         Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2001 were $4.0 million, an increase of $1.7 million, or 70%, from $2.4 million in 2000. The increase is nearly evenly divided among increases in rent expense, salary expense, and professional fees. The increase in salary expense represents both additional personnel and salary increases and bonuses. The increase in professional fees was principally due to increased legal and auditing fees associated with our increased requirements in these areas as a newly public company.

         Stock-based compensation expense. Our stock-based compensation expense for the year ended December 31, 2001 was $290,000, a decrease of $4,000, or 1%, from $294,000 for the same period in 2000. The decrease in stock-based compensation expense for the year ended December 31, 2001 was due to employment terminations during 2001 of employees with non-vested balances of stock options granted before our initial public offering.

         Net interest income. Our net interest income for the year ended December 31, 2001 was $1.8 million, an increase of $540,000 , or 41%, from $1.3 million for the same period in 2000. The increase in net interest income was due to higher average cash balances that resulted from the completion of our initial public offering in November 2000.

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

         Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2000 were $2.4 million, an increase of $1.1 million, or 82%, from $1.3 million in 1999. The increase is nearly evenly divided among increases in rent expense, salary expense, and professional fees. The increase in rent primarily reflects the start of rental payments at our Marlboro facility and to a lesser extent an increase in our payments for our Waltham facility. The increase in salary expense represents both additional personnel, salary increases and bonuses. The increase in professional fees was principally due to increased legal and auditing fees associated with our increased requirements in these areas as a newly public company.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and to a lesser extent from funds from operations, including research revenues. At December 31, 2001, we had cash, cash equivalents and short-term investments of $26.3 million and working capital of $26.6 million.

         Net cash used in operating activities was $2.6 million for the year ended December 31, 1999, $4.2 million for the year ended December 31, 2000, and $11.4 million for the year ended December 31, 2001. The increase in net cash used in operating activities for the year ended December 31, 2001 was primarily due to increases in our net loss and working capital associated with our inventory build and capacity expansion. Net cash used in operating activities primarily represents net loss and increases in working capital partially offset by depreciation expense. We anticipate continued operating losses in 2002 and continued use of cash to fund our operating activities. We expect net cash used in operating activities to continue at or above these levels unless we can reduce our cost of goods sold below our selling price and further increase our manufacturing capacity.

         Net cash used in investing activities was $8.7 million for the year ended December 31, 1999, $27.1 million for the year ended December 31, 2000 and $16,000 for the year ended December 31, 2001. This cash represents purchases, sales and maturities of high quality corporate paper, corporate bonds and United States government-backed obligations with contractual maturities typically less than one year and capital expenditures. Capital expenditures were $383,000 for the year ended December 31, 1999, $7.1 million for the year ended December 31, 2000, and $9.4 million for the year ended December 31, 2001. The increase in capital expenditures for the year ended December 31, 2001 was for equipment needed for our Marlboro manufacturing facility. As of December 31, 2001, our outstanding commitments for capital expenditures were approximately $500,000. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our Marlboro manufacturing facility. We expect to fund these outstanding capital commitments using proceeds from our initial public offering, which closed in November 2000. In addition to the $9.4 million of capital expenditures in 2001, we expect substantial further capital expenditures will be required to achieve the expected 7 MW of capacity at our Marlboro facility.

         Net cash provided by financing activities was $12.6 million for the year ended December 31, 1999, $43.0 million for the year ended December 31, 2000, and $812,000 for the year ended December 31, 2001. The cash provided by financing activities in the year ended December 31, 1999 represents private placements of our redeemable convertible preferred stock, for the year ended December 31, 2000 represents private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, and for the year ended December 31, 2001 represents proceeds from the exercise of options and warrants to purchase common stock.

         We believe our current cash, cash equivalents and short-term investments, will be sufficient to satisfy our current capital commitments and projected operating expenditures for approximately the next 12 months. We anticipate that we will need to raise additional financing before then to fund the expansion of our Marlboro manufacturing facility to the full 7 MW of capacity and fund operating losses. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We recently began engineering and authorized capital expenditures for longer lead-time equipment for the second manufacturing line, which we expect to become operational during 2003. In addition, we may need additional financing to execute our business plan sooner if we need to respond to business contingencies. These contingencies may include the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

         The following table summarizes our contractual obligations as of December 31, 2001 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total Years	Less than 1 year	1-3 Years	4-5 Years	After 5 Years

Non-cancelable operating lease	$4,183,594	$478,125	$1,483,594	$1,023,047	$1,198,828

Minimum future royalty payments	75,000	25,000	$50,000	—	—

Capital expenditure obligations	500,000	500,000	—	—	—

Other commercial commitments	1,000,000	1,000,000	—	—	—

Total contractual cash obligations	$5,758,594	$2,003,125	$1,533,594	$1,023,047	$1,198,828

INCOME TAXES

         As of December 31, 2001, we had federal and state net operating loss carryforwards totaling approximately $26.9 million and $24.5 million, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2002 and 2021. In addition, as of December 31, 2001 we had federal and state research and development tax credit carryforwards of approximately $679,000 and $282,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2009 and 2021. Under provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years. As required by Financial Accounting Statement No. 109, we have evaluated the positive and negative evidence bearing on the realizability of these assets and we have fully reserved the deferred tax asset.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2001, FASB issued FASB Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of Accounting Principles Board Opinion 25”. FASB Interpretation 44 clarifies the application of Accounting Principles Board Opinion 25 and among other issues clarifies the definition of an employee for compensatory plan purposes, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FASB Interpretation 44 was effective July 1, 2001, but certain conclusions in FASB Interpretation 44 cover specific events that occurred after either December 15, 1998 or January 12, 2001. The application of FASB Interpretation 44 has not had a material impact on our financial position or results of operations to date.

         In July 2001, the Financial Accounting Standards Board (''FASB’’) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, ''Business Combinations,’’ and SFAS No. 142, ''Goodwill and Other Intangible Assets.’’ SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 requires the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We must adopt SFAS 142 by January 1, 2002. We do not believe that the adoption of SFAS 141 and SFAS 142 in 2002 will have an impact on our financial position or our results of operations.

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

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         We caution readers that statements in this Annual Report on Form 10-K that are not strictly historical statements, including, but not limited to, statements reflecting management’s expectations regarding the timing, cost, and success of the Company’s manufacturing scale-up at its new facility in Marlboro, Massachusetts and future manufacturing expansion and production, as well as related financing requirements future financial performance; the Company’s technology and product development, cost and performance; the Company’s current and future strategic relationships and future market opportunities; and the Company’s other business and technology strategies and objectives, constitute forward-looking statements which are made pursuant to the safe harbor provisions of the private securities litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, those risks and uncertainties described below and in our other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC’s Web Site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

RISKS RELATING TO OUR FINANCIAL RESULTS

You may have difficulty evaluating our business and prospects due to our limited operating history.

         We are at an early stage of development and there is limited historical information available upon which you can base your evaluation of our business and prospects. We were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products. Although we began shipping product from our pilot manufacturing facility in 1997, the primary objective of our pilot production line was the technical development and further refinement of our String Ribbon technology and related manufacturing processes. We shipped our first commercial products from our new Marlboro manufacturing facility in June 2001. We have shipped only a limited number of solar power panels as of December 31, 2001 and have recognized limited revenues since our inception.

         In addition, our earlier stage of development means that we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the market we are addressing is rapidly evolving. You should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

         Since our inception, we have incurred significant net losses, including net losses of $12.5 million for the year ended December 31, 2001. As a result of ongoing operating losses, we had a cumulative net loss of $28.2 million as of December 31, 2001. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

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

         The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of alternative distributed generation technologies such as fuel cells, wind power and microturbines;

•	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of government subsidies and incentives.

We may fail to successfully develop our new solar power products under development, which would prevent us from achieving increased sales and market share.

         Although we have been selling our solar power products since 1997, we expect to derive a substantial portion of our revenues from sales of our new solar power products which are under development and not yet commercially available. Many of these new products are derived from our innovative cell fabrication and advanced panel design technologies, which are under development. If we fail to successfully develop our new solar power products or technologies, we will likely be unable to recover the losses we will have incurred to develop these products and technologies and may be unable to increase our sales and market share and to become profitable. Much of our new product and manufacturing technologies are novel and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. Our manufacturing technologies have been tested only in our pilot manufacturing facility and, in most cases, only limited pre-production prototypes of our new products have been field-tested.

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

         If we fail to successfully complete the build-out of our Marlboro manufacturing facility, our business and results of operations would likely be materially impaired. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We recently began engineering and authorized capital expenditures for longer lead-time equipment for the second manufacturing line, which we expect to become operational during 2003. Completing the build-out of this facility to capacity will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of cost overruns, lack of available financing, delays, equipment problems and other start-up and operating difficulties. Our manufacturing processes also use custom-built equipment that may not be delivered and installed in our new facility in a timely manner. In addition this equipment may take longer and cost more to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, we may be unable to complete the build-out of the facility, our manufacturing capacity could be substantially constrained and our revenues and earnings would likely be materially impaired.

We may not be able to manufacture our solar power products in sufficient quantities or at acceptable costs to meet customer demand.

         To date, we have focused primarily on research and development of our solar power products and have limited experience manufacturing large volumes of our solar power products on a commercial basis. Furthermore, we may not be able to achieve our manufacturing cost targets, which could prevent us from ever becoming profitable. If we cannot achieve our targeted production volumes or capacity or if we experience capacity constraints, quality control problems or other disruptions, we may not be able to manufacture our products in large volumes or at acceptable costs and may be unable to satisfy the demand of our customers, which would reduce our market share and revenues and may harm our reputation. The expansion of our manufacturing operations to achieve targeted production volumes will require the successful deployment of advanced equipment and technology utilizing manufacturing processes and components which we are currently developing.

The success of our business and our future prospects depend upon our distribution and marketing relationship with Kawasaki.

         In December 1999, we entered into a five-year distribution and marketing agreement with Kawasaki, under which we appointed Kawasaki our exclusive distributor in Japan through December 2001. During the fiscal year ended December 31, 2001, sales to Kawasaki accounted for over 20% of our product revenues. We expect that a substantial portion of our product revenues for the foreseeable future will continue to be derived from sales of our products to Kawasaki. Our arrangement with Kawasaki for Kawasaki to act as our exclusive distributor in Japan expired in December 2001. If our relationship with Kawasaki is not successful, our sales may not increase or may decrease and our reputation may be harmed. Any change in our relationship with Kawasaki, including the December 2001 expiration of our arrangement with Kawasaki for them to act as our exclusive distributor in Japan or any decision by Kawasaki to reduce its commitment to our solar power technologies or to focus on a different energy technology, could harm our business by reducing our potential revenues and diminishing our market share.

Our ability to increase market share and sales depends on our ability to successfully maintain our existing distribution relationships and expand our distribution channels.

         We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. Through December 31, 2001, we sold our solar power products to approximately 10 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to grow our business abroad.

         From our inception through December 31, 2001, approximately 37% of our product sales have been made to resellers outside North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will increase in the future, including sales made in Japan to Kawasaki. We will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of risks that we have not yet encountered due to the limited number of products we have sold internationally. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

         From our inception through December 31, 2001, our three largest resellers accounted for approximately 75% of our product sales and our 10 largest resellers accounted for approximately 95% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers, including Kawasaki, will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

         We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Mark A. Farber, our Chief Executive Officer, President and a director, or Dr. Jack I. Hanoka, our Chief Technical Officer, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 145 employees as of December 31, 2001, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. In addition, the growing demands of our business have created the need for additions to our management team. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

Our management team may not be able to successfully implement our business strategies because it has limited experience managing a rapidly growing company and key management positions have not been filled.

         The existing members of our management team have had only limited experience managing a rapidly growing company on either a public or private basis. We are undergoing rapid growth in the scope of our operations and the number of our employees, which is likely to place a significant strain on our senior management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by our rapid growth. If our management team is unable to manage the rapid growth of our business operations, then our product development, the expansion of our manufacturing operations and distribution network, and our sales and marketing activities would be materially and adversely affected.

We are likely to require additional financing and may not be able to raise additional financing or financing on favorable terms.

         We currently anticipate that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated needs for funding ongoing research and development, expanding our sales and marketing activities, and funding our operations and general corporate purposes through the next 12 months. We anticipate that we will need to raise additional financing before then to fund the expansion of our Marlboro manufacturing facility to the full 7 MW of capacity and fund operating losses. In addition, we may need additional financing to execute our business model sooner if we need to respond to business contingencies These contingencies may include the need to:

•	further enhance our manufacturing and operating infrastructure;

•	respond to competitive pressures; and

•	acquire complementary businesses or necessary technologies.

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

         The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. A number of the largest companies in the world, including BP Solar, which is a division of BP Amoco, Siemens Solar Group, Kyocera Corporation, Shell Solar, a division of Royal Dutch/Shell Group of Companies and Sharp Corporation, as well as a number of other large and small companies, including AstroPower, Inc., have developed or are developing solar power products that compete with ours. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to or lower than our projected costs.

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

         The market for electricity generation products is heavily influenced by federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products.

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

         One of our key markets is off-grid solar power applications to developed and developing countries. In some developing countries, government agencies and the private sector have provided from time to time subsidies or financing on preferred terms for rural electrification programs. We believe that the availability of financing could have a significant effect on the level of sales of off-grid solar power applications, particularly in developing countries where users may not have sufficient resources or credit to otherwise acquire solar power systems. If existing financing programs for off-grid solar power applications are eliminated or if financing is inaccessible, the growth of the market for off-grid applications may be adversely affected, which could cause our sales to decline.

Our reliance on government contracts to partially fund our research and development programs could impair our ability to commercialize our solar power technologies and would increase our research and development expenses.

         We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 38% for the fiscal year ended December 31, 2001. We currently have one active research contract with total estimated revenues of approximately $2.0 million, $1.35 million of which has been authorized by the sponsoring agency and $629,200 of which has been recorded as revenue as of December 31, 2001. The remaining $1.4 million of revenue will be recognized over the remaining life of the contract, which expires on October 31, 2003. These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies.

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

         As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. We expect that it may be necessary to further increase our warranty to remain consistent with competitor offerings. Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 20-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues.

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

RISKS ASSOCIATED WITH THE MARKET FOR OUR COMMON STOCK

Our officers and directors control 19% of our common stock and may be able to significantly influence corporate actions.

         As of March 11, 2002, our executive officers, directors and entities affiliated with them controlled approximately 19% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

         Provisions of our certificate of incorporation, our by-laws and Delaware law could make it more difficult and expensive for a third party to pursue a tender offer, change in control transaction or takeover attempt, which is opposed by our board of directors. Stockholders who wish to participate in these transactions may not have the opportunity to do so. We also have a staggered board of directors, which makes it difficult for stockholders to change the composition of our board of directors in any one year. If a tender offer, change in control transaction, takeover attempt or change in our board of directors is prevented or delayed, the market price of our common stock could decline.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Company’s Financial Statements and related Notes and Report of Independent Accountants are included beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE:

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The information required under this item may be found under the sections captioned “Election of Directors”, “Occupations of Directors and Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “2001 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2001, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION:

The information required under this item may be found under the section captioned “Compensation and Other Information Concerning Directors and Officers” in the 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information required under this item may be found under the section captioned “Securities Ownership of Certain Beneficial Owners and Management” in the 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required under this item may be found under the caption “Certain Relationships and Related Transactions” in the 2001 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

         (a)  The following documents are filed as part of this Annual Report on Form 10-K:

                  1. Consolidated Financial Statements. The financial statements included in Item 8 of Part II which appear beginning on page 34 of this Annual Report on Form 10-K.

                  2. Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts appears on page 47 of this Annual Report on Form 10-K.

                  3. Exhibits. The following exhibits:

Exhibit
Number	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)

3.2 (1)	Second Amended and Restated By-laws of the Registrant. (Exhibit 3.4)

10.1 (1)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (1)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (1)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)

10.4 (1)	Lease between Registrant and 211 Second Avenue Realty L.P. dated as of September 15, 1995, as amended. (Exhibit 10.4)

10.5 (1)	Lease Agreement between Registrant W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended (Exhibit 10.5)

10.6 (1)+	Distribution and Marketing Agreement between Registrant and Kawasaki Heavy Industries, Ltd. dated as of December 24, 1999. (Exhibit 10.6)

10.7 (1)+	Agreement between Registrant and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.8 (1)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.9 (1)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (Exhibit 10.9)

21.1	Subsidiaries of the Registrant. (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants. (filed herewith)

24.1	Power of Attorney. (included on Page II-2)

+	Confidential treatment granted as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

         (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2001.

         (c)  Exhibits:

         The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above. Exhibits which are incorporated herein by reference may be inspected and copied at the public reference facilities maintained by the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC’s regional offices located at 233 Broadway, New York, New York 10279, and at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60611-2511. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address “http://www.sec.gov”.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Evergreen Solar, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Evergreen Solar, Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 22, 2002

EVERGREEN SOLAR, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 2001
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2000	2001

Assets

Current assets:

Cash and cash equivalents	$13,171	$2,554

Short-term investments	32,823	23,709

Accounts receivable, net of allowance for doubtful accounts of $13 at December 31, 2000 and 2001	850	488

Unbilled grant receivable	99	—

Interest receivable	200	389

Inventory	408	999

Other current assets	145	258

Total current assets	47,696	28,397

Restricted cash	464	464

Fixed assets, net	7,623	16,000

Total assets	$55,783	$44,861

Liabilities and stockholder’s equity

Current liabilities:

Accounts payable	$661	$858

Accrued employee compensation	462	514

Accrued initial public offering financing costs	225	—

Other accrued expenses	244	296

Accrued warranty	48	138

Total current liabilities	1,640	1,806

Stockholder’s equity:

Preferred stock; $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2000 and 2001, respectively	—	—

Common stock, $.01 par value, 30,000,000 shares authorized, 11,170,327 and 11,397,947 issued and outstanding at December 2000 and 2001, respectively	111	114

Additional paid-in capital	70,671	71,498

Other comprehensive income	—	249

Accumulated deficit:

Cumulative net loss since inception	(15,680)	(28,157)

Deferred compensation	(959)	(649)

Total stockholders’ equity	54,143	43,055

Total liabilities and stockholders’ equity	$55,783	$44,861

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,

	1999	2000	2001

Revenues:

Product revenues	$189	$419	$1,546

Research revenues	2,113	1,753	932

Total revenues	2,302	2,172	2,478

Operating expenses:

Cost of product revenues (excluding stock-based compensation of $0, $38, and $72 for the years ended December 31, 1999, 2000, and 2001, respectively)	991	2,757	9,577

Research and development expenses, including cost of research revenues (excluding stock-based compensation of $3, $116, and $147 for the years ended December 31, 1999, 2000, and 2001, respectively)	3,085	3,266	2,916

Selling, general and administrative expenses (excluding stock-based compensation of $15, $140, and $71 for the years ended December 31, 1999, 2000, and 2001, respectively)	1,303	2,365	4,017

Stock-based compensation expense	18	294	290

Total operating expenses	5,397	8,682	16,800

Operating income (loss)	(3,095)	(6,510)	(14,322)

Interest income	163	1,305	1,845

Net income (loss)	(2,932)	(5,205)	(12,477)

Accretion of redeemable convertible preferred stock	(1,231)	(2,283)	—

Net income (loss) attributable to common stockholders	$(4,163)	$(7,488)	$(12,477)

Other comprehensive income (loss):

Unrealized gain on investments	—	—	249

Comprehensive income (loss) attributable to common stockholders	$(4,163)	$(7,488)	$(12,228)

Net income (loss) per common share (basic and diluted)	$(5.18)	$(2.96)	$(1.10)

Weighted average shares used in computing basic and diluted net income (loss) per common share	803	2,530	11,304

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

					Accumulated Deficit

						Accretion of
					Cumulative	Redeemable
	Common Stock		Additional		Net Loss	Convertible	Other	Total
			Paid-In	Deferred	Since	Preferred	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Inception	Stock	Income	Equity (Deficit)

Balance at December 31, 1998	803	$8	$82	$—	$(7,543)	$(1,904)	$—	$(9,357)

Deferred compensation			318	(318)				—

Compensation expense associated with stock options				18				18

Accretion of redeemable convertible preferred stock						(1,231)		(1,231)

Net loss					(2,932)			(2,932)

Balance at December 31, 1999	803	8	400	(300)	(10,475)	(3,135)	—	(13,502)

Issuance of common stock pursuant to IPO	3,000	30	37,737					37,767

Issuance of common stock pursuant to exercise of options	119	1	102					103

Issuance and revaluation of stock options to consultants			176					176

Deferred compensation			953	(953)				—

Compensation expense associated with stock options				294				294

Conversion of preferred to common	7,248	72	31,303			5,418		36,793

Accretion of redeemable convertible preferred stock						(2,283)		(2,283)

Net loss					(5,205)			(5,205)

Balance at December 31, 2000	11,170	111	70,671	(959)	(15,680)	—	—	54,143

Issuance of common stock pursuant to exercise of options	19	1	11					12

Issuance of common stock pursuant to exercise of warrants	209	2	798					800

Compensation expense associated with stock options			37	290				327

Terminated options			(20)	20				1

Other comprehensive income							249	249

Net loss					(12,477)			(12,477)

Balance at December 31, 2001	11,398	$114	$71,498	$(649)	$(28,157)	$—	$249	$43,055

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,

	1999	2000	2001
Cash flows for operating activities:

Net loss	$(2,932)	$(5,205)	$(12,477)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation expense	246	286	1,003

Compensation expense associated with employee stock options	18	294	290

Issuance and revaluation of stock options to consultants	—	176	37

Changes in operating assets and liabilities:

Inventory and other current	(212)	(294)	(704)

Interest receivable	—	—	(189)

Accounts receivable	(26)	(554)	461

Accounts payable and accrued expenses	291	1,113	166

Net cash used in operating activities	(2,615)	(4,184)	(11,413)

Cash flow for investing activities:

Purchases of fixed assets	(383)	(7,100)	(9,380)

Purchases of investments	(16,809)	(38,423)	(87,041)

Proceeds from sale and maturity of investments	8,463	18,389	96,405

Net cash used in investing activities	(8,729)	(27,134)	(16)

Cash flow from financing activities:

Restricted cash	—	(464)	—

Proceeds from issuance of Redeemable Convertible Preferred Stock	12,648	5,617	—

Proceeds from the issuance of common stock for IPO	—	37,767	—

Proceeds from the exercise of stock options and warrants	—	103	812

Net cash flow provided by financing activities	12,648	43,023	812

Net (decrease) increase in cash and cash equivalents	1,304	11,705	(10,617)

Cash and cash equivalents at beginning of period	162	1,466	13,171

Cash and cash equivalents at end of period	$1,466	$13,171	$2,554

Supplemental cash flow information:

Taxes paid	5	6	50

Non-cash transactions:

Deferred compensation	318	953	—

Termination of stock options	—	—	20

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS

Evergreen Solar, Inc. (the “Company”), incorporated in August 1994, develops, manufactures and markets solar power products, including solar cells, panels and systems. In April 1997 the Company commenced product sales. The Company has incurred losses since inception and has an accumulated deficit, which has been funded by issuing debt and equity securities. In November 2000, the Company completed an initial public offering of 3,000,000 common shares at $14.00 per share. After deducting underwriting commissions and other offering expenses totaling $4.3 million, the Company received $37.7 million from this offering. In the opinion of management, the Company may need to raise additional financing to permit the required investment in equipment, materials and resources necessary to further develop and commercialize the Company’s products. However, no assurances can be provided that such financing will be available when needed or on terms acceptable to the Company, if at all.

The Company is subject to risks common to companies in the high technology and energy industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. In addition, in April 2001, the Company relocated into new headquarters and manufacturing space. Any delay in the Company’s plan to scale up to full capacity may result in increased costs and could impair business operations.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below. Certain previously reported amounts may have been reclassified to conform to the current method of presentation.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Evergreen Securities, Inc. All material intercompany accounts and transactions have been eliminated.

ACCOUNTING ESTIMATES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, and warranty obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVERSE STOCK SPLIT

In September 2000, the Company’s board of directors declared a reverse stock split of 1 share for every 2.165 shares of common stock then outstanding. The reverse stock split became effective at the date the Company’s registration statement for its initial public offering was declared effective. Accordingly, the accompanying financial statements and footnotes have been restated to reflect the stock split.

CASH AND INVESTMENTS

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.

The Company’s investments are classified as available-for-sale. At December 31, 2000 and 2001 the Company held US government agency bonds, treasury notes, municipal bonds, corporate bonds and commercial paper. The investments generally mature within one year from the date of purchase and are carried at amortized cost, on a specific identification basis, which approximates fair value. There were realized and unrealized gains or losses recognized 2001.

Cash and investments are financial instruments, which potentially subject the Company to concentrations of credit risk.

INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

FIXED ASSETS

Fixed assets are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the straight-line method over three to seven years for all laboratory and manufacturing equipment, computers, and office equipment. Leasehold improvements are depreciated over the shorter of the remainder of the lease’s term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of its long-lived assets, primarily fixed assets, in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets to be Disposed of.” SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. No impairments were required to be recognized during the years ended December 31, 1999, 2000 and 2001.

REVENUE RECOGNITION

The Company’s revenue recognition policy complies with SAB 101. Research revenues are recognized as the services are performed on the percentage of completion method based on the ratio that total cost incurred to date bears to total estimated cost at completion. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. At the time revenue is recognized, the Company provides for the estimated cost of product warranties and reduces revenue for estimated product returns. Unbilled grant receivable relates to work that has recently been performed for which no invoice has been made as of period end. While the Company’s accounting for research contract costs are subject to audit by the sponsoring agency, in the opinion of management, no material adjustments are expected as a result of such audits.

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

COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” effective January 1, 1998. Comprehensive income consists of unrealized gains on available-for-sale securities, which totaled $0 and $249,000 in 2000 and 2001, respectively, and is reflected in the Company’s Consolidated Statement of Operations and the Consolidated Statement of Shareholder’s Equity.

STOCK-BASED COMPENSATION

The Company applies the accounting provisions of Accounting Principles Board (“APB”) Opinion 25 and related interpretations and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards Board (“SFAS”) No. 123, Accounting for Stock-Based Compensation. The Company has disclosed herein pro forma net income (loss) in the footnotes using the fair value based method. All stock-based awards to non-employees are accounted for at their fair market value, as calculated using the Black-Scholes model in accordance with SFAS No. 123.

NET INCOME (LOSS) PER COMMON SHARE

The Company computes net income (loss) per common share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per common share for the years ended December 31, 1999, 2000 and 2001 does not include 7,346,308, 8,574,695 and 1,525,246 potential shares of common stock equivalents outstanding at December 31, 1999, 2000 and 2001, respectively, as their inclusion would be antidilutive. Common stock equivalents include outstanding common stock options, common stock warrants and redeemable convertible preferred stock.

SEGMENT REPORTING

The Company operates in a single segment: the sale of solar panels that generate electricity. The Company has no organizational structure dictated by product lines, geography or customer type. Major customer and geographic area revenue disclosures are presented in Note 12.

RECENT PRONOUNCEMENTS

In March 2001, FASB issued FASB Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of Accounting Principles Board Opinion 25”. FASB Interpretation 44 clarifies the application of Accounting Principles Board Opinion 25 and among other issues clarifies the definition of an employee for compensatory plan purposes, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FASB Interpretation 44 was effective July 1, 2001, but certain conclusions in FASB Interpretation 44 cover specific events that occurred after either December 15, 1998 or January 12, 2001. The application of FASB Interpretation 44 has not had a material impact on our financial position or results of operations to date.

In July 2001, the Financial Accounting Standards Board (''FASB’’) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, ''Business Combinations,’’ and SFAS No. 142, ''Goodwill and Other Intangible Assets.’’ SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 requires the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We must adopt SFAS 142 by July 1, 2002. We do not believe that the adoption of SFAS 141 and SFAS 142 in 2002 will have a significant impact on our financial position or our results from operations.

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

3.       INVENTORY

Inventory consists of finished goods of $178,000 and $183,000 and raw materials of $230,000 and $816,000 at December 31, 2000 and 2001, respectively.

4.       FIXED ASSETS

Fixed assets consisted of the following at December 31, 2000 and 2001 (in thousands):

	Useful	December 31,
	Life	2000	2001
Laboratory and manufacturing equipment	3-7 years	$4,441	$10,121

Computer and office equipment	3-7 years	168	238

Leasehold improvements	Lesser of 3-5 years or lease term	117	5,799

Assets under construction		4,080	2,028

		8,806	18,186

Less accumulated depreciation		(1,183)	(2,186)

		$7,623	$16,000

Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $246,000, $286,000 and $1,003,000, respectively. As of December 31, 2001, the Company had outstanding commitments for capital expenditures of approximately $500,000 million.

5.       INCOME TAXES

Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the following for the years ended December 31, 1999, 2000 and 2001 (in thousands):

	1999	2000	2001
Income tax expense (benefit) at US federal statutory tax rate	$(997)	$(1,770)	$(4,242)

State income taxes, net of federal tax effect	(313)	(162)	(786)

Permanent items	2	77	101

Other	(160)	(147)	(78)

Change in deferred tax asset valuation allowance	1,468	2,002	5,005

Provision for income taxes	$—	$—	$—

As of December 31, 2001, we had federal and state net operating loss carryforwards totaling approximately $26.9 million and $24.5 million, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2002 and 2021. In addition, as of December 31, 2001 we had federal and state research and development tax credit carryforwards of approximately $679,000 and $282,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2009 and 2021. Under provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years. As required by Financial Accounting Statement No. 109, we have evaluated the positive and negative evidence bearing on the realizability of these assets and we have fully reserved the deferred tax asset.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset.

Deferred tax assets consist of the following at December 31, 2000 and 2001 (in thousands):

	2000	2001
Net operating loss carryforwards	$5,932	$10,700

Research and development credit carryforwards	846	961

Other	269	391

Deferred tax assets	7,047	12,052

Deferred tax valuation allowance	(7,047)	(12,052)

	$—	$—

6.       STOCKHOLDERS’ EQUITY

The Company has two classes of capital stock: common and preferred. At December 31, 2000 and 2001, there were 2,363,646 and 3,340,212, respectively, of shares of common stock reserved for grant under both the Company’s 1994 Stock Option Plan and the Company’s 2000 Stock Option and Incentive Plan. In August 2000, 120,000 shares were authorized for issuance under the Company’s 2000 Employee Stock Purchase Plan.

In November 2000, the Company completed an initial public offering of 3,000,000 common shares at $14.00 per share. After deducting underwriting commissions and other offering expenses totaling $4.3 million, the Company received net proceeds of $37.7 million from this offering. Upon the closing of the initial public offering, the Company increased the authorized common stock to 30,000,000.

From December 1999 to February 2000, the Company closed its Series D Redeemable Convertible Preferred Stock financing of 10,000,000 authorized shares, resulting in the issuance of 7,343,323 shares at $2.50 per share for $18,358,308 cash proceeds. As part of the December financing described above, Kawasaki Heavy Industries, Ltd. (also see Note 10) purchased 2,000,000 shares of Series D Redeemable Convertible Preferred Stock at $2.50 per share. In 1998, 3,442,547 shares of Series C Redeemable Convertible Preferred Stock were issued at $2.00 per share. In 1996, 2,781,666 shares of Series B Redeemable Convertible Preferred Stock were issued at $1.50 per share. Upon the closing of the initial public offering the preferred stockholders authorized the conversion of all shares of preferred stock into common stock in a 2.165 to 1 ratio.

7.       STOCK OPTION PLANS

On October 24, 1994, the Board of Directors approved the Company’s 1994 Stock Option Plan (the “1994 Plan”), whose purpose is to encourage employees and other individuals who render services to the Company, by providing opportunities to purchase stock in the Company. The 1994 Plan authorizes the issuance of incentive stock options and nonqualified stock options. The 1994 Plan was terminated as to all new issuances of options effective as of the closing of the IPO. All options granted will expire ten years from their date of issuance. Incentive stock options granted generally have a four-year vesting period from their date of issuance and nonqualified options granted vest immediately upon their issuance.

In August 2000, the Board of Directors and stockholders approved the Company’s 2000 Stock Option and Incentive Plan (the “2000 Plan”), which became effective on the closing of the Company’s initial public offering. The purpose is to encourage employees and other individuals who render services to the Company, by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options and nonqualified stock options. All options granted will expire ten years from their date of issuance. Incentive stock options granted generally have a four-year vesting period from their date of issuance and nonqualified options granted vest immediately upon their issuance.

The following is a summary of stock option activity:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 1998	172,945	$0.65

Granted	265,100	0.87

Terminated	(6,002)	0.80

Outstanding at December 31, 1999	432,043	0.78

Granted	427,151	7.52

Exercised	(119,550)	0.86

Outstanding at December 31, 2000	739,644	4.66

Granted	400,100	5.14

Exercised	(19,391)	0.95

Terminated	(5,041)	3.23

Outstanding at December 31, 2001	1,115,312	$4.94

Summarized information about stock options outstanding is as follows:

			Options Outstanding		Options Exercisable

			Weighted
			Average	Weighted		Weighted
	Range of		Remaining	Average		Average
	Exercise	Number	Contractual	Exercise	Number	Exercise
	Prices	Outstanding	Life (Years)	Price	Exercisable	Price

	$0.22-$0.65	18,467	4.69	$0.56	18,467	$0.56

	0.87- 0.87	278,664	7.42	0.87	136,040	0.87

	2.17- 2.17	140,412	8.03	2.17	36,486	2.17

	2.32- 2.32	5,000	9.84	2.32	5,000	2.32

	2.59- 2.59	186,600	9.93	2.59	—	—

	2.71- 5.00	144,903	9.25	4.75	43,500	4.47

	6.38- 9.60	126,247	8.93	7.20	40,876	7.03

	10.00- 12.65	72,000	9.10	10.83	22,000	11.01

	14.00- 14.00	127,019	8.84	14.00	31,753	14.00

	19.00- 19.00	16,000	8.84	19.00	8,500	19.00

December 31, 2001	$0.22-$19.00	1,096,845	8.58	$4.94	324,155	$4.52

At December 31, 1999, 2000 and 2001, options exercisable were 106,996, 169,947, and 342,622, respectively. Estimated weighted average fair value of options granted in fiscal years 1999, 2000 and 2001 were $1.47, $9.97 and $4.05, respectively, on the date of grant.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had compensation expense for the employee stock option plan been determined based on the fair value at the grant dates for options granted under the plan consistent with the method of SFAS 123, the net income (loss) would have been as follows (in thousands):

	1999		2000		2001
	Net Income		Net Income		Net Income
	(Loss)	Net Income	(Loss)	Net Income	(Loss)	Net Income
	Attributable	(Loss) Per	Attributable	(Loss) Per	Attributable	(Loss) Per
	To Common	Common	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share	Stockholders	Share

	(In thousands, except per share data)
As reported	$(4,163)	$(5.18)	$(7,488)	$(2.96)	$(12,477)	$(1.10)

Pro forma	$(4,181)	$(5.21)	$(7,675)	$(3.03)	$(13,470)	$(1.19)

The fair value of employee options at the date of grant were estimated using the minimum value option pricing model with the following assumptions for the years ended December 31, 1999, 2000 and 2001.

	1999	2000	2001
Expected options term	7	7	7

Risk-free interest rate	5.4%	5.0 - 6.4%	4.0%

Expected dividend yield	None	None	None

Volatility	None	None - 125%	90%

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

In 2000 and 2001, the Company recorded $953,000 and $0, respectively, of deferred compensation related to stock option grants to employees. The deferred compensation represents differences between the estimated fair value of common stock on the date of grant and the exercise price. The deferred compensation is being amortized and charged to operations over the vesting period of the related options. Total employee stock option-related compensation expense was $294,000 and $290,000 for the years ended December 31, 2000 and 2001, respectively. In 2000 and 2001, the Company reduced deferred compensation into stockholders’ equity by $0 and $20,000, respectively due to the termination of stock options.

8.       EMPLOYEE STOCK PURCHASE PLAN

In September 2000, the Company’s Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (“the ESPP”). Under the ESPP, eligible employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1 percent and 10 percent of compensation, and a maximum of 25 shares per employee can be issued during each six-month payment period. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 120,000. As of December 31, 2000 and 2001 there were no shares issued under the ESPP.

8.       WARRANTS

On April 30, 1998 and May 29, 1998, pursuant to the Series C Redeemable Convertible Preferred Stock financing, the Company granted the purchasers of Series C Redeemable Convertible Preferred Stock warrants to purchase an aggregate of 636,027 shares of common stock at a ratio of one warrant for every $10.83 invested. The warrants are exercisable at $4.33 per share. As of December 31, 2001, there were 409,934 warrants outstanding. The warrants expire on December 22, 2002.

Effective April 30, 2001, a shareholder exercised in full a warrant to purchase up to 16,904 shares of the Company’s Common Stock at an exercise price equal to $4.33 per share. Pursuant to the warrant’s cashless exercise feature, the Company issued to the shareholder 9,728 shares of the Company’s Common Stock. Effective May 3, 2001, a second shareholder exercised in full a warrant to purchase up to 9,237 shares of the Company’s Common Stock at an exercise price equal to $4.33 per share. Pursuant to the warrant’s cashless exercise feature, the Company issued to the second shareholder 5,843 shares of the Company’s Common Stock. Effective May 23, 2001, a third shareholder exercised in full a warrant to purchase up to 184,757 shares of the Company’s Common Stock at an exercise price equal to $4.33 per share. The Company made such issuances in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering. Effective July 30, 2001, a fourth shareholder exercised in full a warrant to purchase up to 15,195 shares of the Company’s Common Stock at an exercise price equal to $4.33 per share. Pursuant to the warrant’s cashless exercise feature, the Company issued to the fourth shareholder 8,476 shares of the Company’s Common Stock. The Company made such issuances in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

9.       EMPLOYEES’ SAVINGS PLAN

The Company established a 401(k) plan in 1996 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute up to 15% of their compensation up to the statutory limit. In addition, the Company can make a matching contribution at its discretion. The Company has not made any contribution to the plan.

10.      COMMITMENTS

DISTRIBUTION AND MARKETING RELATIONSHIP

In December 1999, the Company formed a strategic distribution and marketing relationship with Kawasaki Heavy Industries, Ltd. (“Kawasaki”) whereby Kawasaki has agreed to exclusively distribute the Company’s solar power products in Japan and integrate the Company’s solar panels into solar systems that Kawasaki will design, market and install. In addition, the Company agreed to exclusively sell solar power products in Japan through Kawasaki until December 31, 2001. During the year ended December 31, 2001, the Company sold, and received full payment for, $338,000 of products through Kawasaki.

LEASE

On March 13, 2000, the Company entered into a ten-year lease commencing July 1, 2000, for office and manufacturing space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $464,000 in the first year to $534,000 during the last year of the lease. Rent is payable on the first day of each month and is collateralized by a $464,000 standby letter of credit. In connection with this arrangement, the Company invested in a certificate of deposit pledged to a commercial bank. This certificate of deposit was classified as “restricted cash” on the December 31, 2000 and 2001 balance sheet. The following is a schedule, by year, of future minimum rental payments required under the ten-year lease that have remaining noncancelable lease terms in excess of one year as of December 31, 2001:

2002	$478,125

2003	488,672

2004	492,188

2005	502,734

2006	506,250

Thereafter	1,715,625

Total	$4,183,594

Rent expense was $166,387, $563,738, and $795,116 for the years ended December 31, 1999, 2000, and 2001.

LICENSE AGREEMENT

In September 1994, the Company signed an agreement to license String Ribbon technology from a professor at Massachusetts Institute of Technology. Concurrently, the Company hired the professor as a consultant. This agreement provides the Company, its successors, assigns, and legal representatives an irrevocable, worldwide right and license in and to the technology and licensed patents, including the right to make, have made, use, lease, sub-license, and sell products and to enforce any of the patent rights of the licensed patents. The license is exclusive except for rights to the licensed patents held by the U.S. Department of Energy. In exchange for these rights, the consultant will earn royalties on sales of products through 2004. The Company incurred $6,000, $15,000 and $25,000 in royalty expense for the years ended December 31, 1999, 2000 and 2001, respectively. The Company can, at any time, cease utilization of the technology with no further royalty payments.

11.      SEGMENT INFORMATION

For the years ended December 31, 1999, 2000 and 2001, revenues generated from within the United States represented $2.3 million, $1.8 million and $2.0 million and revenues generated from outside the United States represented $0.1 million, $0.4 million and $0.5 million, respectively.

For the years ended December 31, 1999, and 2000, revenues from The Commonwealth of Massachusetts, National Institute of Standards and Technology, and National Renewable Energy Laboratory accounted for 19%, 21% and 53%; and 15%, 22%, and 41% of total revenues, respectively. For the year ended December 31, 2001, revenues from the National Institute of Standards and Technology and National Renewable Energy Laboratory accounted for 24% and 15% of total revenues, respectively.

12.      UNAUDITED QUARTERLY RESULTS

The following tables set forth unaudited selected financial information for the periods indicated. This information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The Company’s independent accountants have not audited this information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

QUARTERLY STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
UNAUDITED

	MAR 31	JUN 30	SEP 30	DEC 31	MAR 31	JUN 30	SEP 30	DEC 31
	2000	2000	2000	2000	2001	2001	2001	2001
Revenues:

Product revenues	$23	$74	$109	$213	$146	$212	$424	$764

Research revenues	519	489	420	325	331	348	153	100

Total revenues	542	563	529	538	477	560	577	864

Operating expenses:

Cost of product revenues	300	670	683	1,104	1,440	1,888	2,834	3,413

Research and development expenses	866	816	766	818	883	866	560	607

Selling, general and administrative expenses	262	471	520	1,112	1,108	1,039	1,005	866

Stock-based compensation expense	37	73	110	74	74	75	74	66

Total operating expenses	1,465	2,030	2,079	3,108	3,505	3,868	4,473	4,952

Operating income (loss)	(923)	(1,467)	(1,550)	(2,570)	(3,028)	(3,308)	(3,896)	(4,088)

Interest income	259	256	231	559	639	479	416	310

Net income (loss)	(664)	(1,211)	(1,319)	(2,011)	(2,389)	(2,829)	(3,480)	(3,778)

Accretion of redeemable convertible preferred stock	620	636	797	230	—	—	—	—

Net income (loss) attributable to common stockholders	(1,284)	(1,847)	(2,116)	(2,241)	(2,389)	(2,829)	(3,480)	(3,778)

Other comprehensive income (loss):

Unrealized gain on investments	—	—	—	—	122	(29)	159	(3)

Comprehensive income (loss) attributable to common stockholders	$(1,284)	$(1,847)	$(2,116)	$(2,241)	$(2,267)	$(2,858)	$(3,321)	$(3,781)

Net income (loss) per common share (basic and diluted)	$(1.60)	$(2.29)	$(2.45)	$(0.29)	$(0.21)	$(0.25)	$(0.31)	$(0.33)

Weighted average shares used in computing basic and diluted net income (loss) per common share	805	807	864	7,603	11,173	11,261	11,385	11,394

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	beginning	Charged to		Balance at
Description	of period	operations	Deductions	end of period
Year Ended December 31, 1999

Reserves and allowances deducted from

assets accounts:

Valuation allowance for deferred tax assets	3,577,000	1,486,000	—	5,063,000

Allowance for doubtful accounts	—	10,000	—	10,000

Accrued warranty reserve	10,000	12,000	—	22,000

Year Ended December 31, 2000

Reserves and allowances deducted from

assets accounts:

Valuation allowance for deferred tax assets	5,045,000	2,002,000	—	7,047,000

Allowance for doubtful accounts	10,000	3,000	—	13,000

Accrued warranty reserve	22,000	26,000	—	48,000

Year Ended December 31, 2001

Reserves and allowances deducted from

assets accounts:

Valuation allowance for deferred tax assets	7,047,000	5,005,000	—	12,052,000

Allowance for doubtful accounts	13,000	—	—	13,000

Accrued warranty reserve	48,000	90,000	—	138,000

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 28th day of March, 2002, thereunto duly authorized.

EVERGREEN SOLAR, INC.

By: /s/ Mark A. Farber

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

Name	Title	Date
/s/ Mark A. Farber Mark A. Farber	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2002

/s/ Richard G. Chleboski Richard G. Chleboski	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 28, 2002

/s/ Robert W. Shaw, Jr. Robert W. Shaw, Jr.	Chairman of the Board of Directors	March 28, 2002

/s/ William P. Sommers William P. Sommers	Director	March 28, 2002

/s/ Brown F. Williams Brown F. Williams	Director	March 28, 2002

/s/ Mason Willrich Mason Willrich	Director	March 28, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3.1 (1)	Third Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)

3.2 (1)	Second Amended and Restated By-laws of the Registrant. (Exhibit 3.4)

10.1 (1)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (1)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (1)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)

10.4 (1)	Lease between Registrant and 211 Second Avenue Realty L.P. dated as of September 15, 1995, as amended. (Exhibit 10.4)

10.5 (1)	Lease Agreement between Registrant W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended (Exhibit 10.5)

10.6 (1)+	Distribution and Marketing Agreement between Registrant and Kawasaki Heavy Industries, Ltd. dated as of December 24, 1999. (Exhibit 10.6)

10.7 (1)+	Agreement between Registrant and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.8 (1)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.9 (1)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (Exhibit 10.9)

21.1	Subsidiaries of the Registrant. (filed herewith)

23.1	Consent of Pricewaterhouse Coopers LLP, independent accountants. (filed herewith)

24.1	Power of Attorney. (included on Page II-2)

+	Confidential treatment granted as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit in such Form S-1.