Form 10-Q
period 2002-03-31
EVERGREEN SOLAR INC
filed 2002-05-10
CIK 947397

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

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

Yes ☒	No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 26, 2002 there were 11,398,647 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended March 31, 2002

		Page

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Balance Sheets at December 31, 2001 and March 31, 2002	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and March 31, 2002	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and March 31, 2002	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	20

PART II - OTHER INFORMATION

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS	21

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	21

SIGNATURES		22

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVERGREEN SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	DECEMBER 31,	MARCH 31,
	2001	2002

ASSETS

Current assets:
Cash and cash equivalents	$2,554	$662
Short-term investments	23,709	21,489
Accounts receivable, net of allowance for doubtful accounts of $13 and $40 at December 31, 2001 and March 31, 2002, respectively	488	754
Interest receivable	389	403
Inventory	999	1,652
Other current assets	258	327

Total current assets	28,397	25,287
Restricted cash	464	464
Fixed assets, net	16,000	15,685

Total assets	$44,861	$41,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$858	$906
Accrued employee compensation	514	480
Accrued warranty	138	200
Other accrued expenses	296	237

Total current liabilities	1,806	1,823

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2001 and March 31, 2002, respectively	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,397,947 and 11,398,647 issued and outstanding at December 31, 2001 and March 31, 2002, respectively	114	114
Additional paid-in capital	71,498	71,500
Other comprehensive income	249	155
Accumulated deficit:
Cumulative net loss since inception	(28,157)	(31,578)
Deferred compensation	(649)	(578)

Total stockholders’ equity	43,055	39,613

Total liabilities and stockholders’ equity	$44,861	$41,436

The accompanying notes are an integral part of these financial statements.

EVERGREEN SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

Revenues:

Product revenues	$146	$913
Research revenues	331	236

Total revenues	477	1,149

Operating expenses:

Cost of product revenues (excluding stock-based compensation of $17 and $20 for the three months ended March 31, 2001, and 2002, respectively)	1,440	2,884

Research and development expenses, including cost of research revenues (excluding stock-based compensation of $37 and $30 for the three months ended March 31, 2001 and 2002, respectively)	883	824

Selling, general and administrative expenses (excluding stock-based compensation of $20 and $21 for the three months ended March 31, 2001 and 2002, respectively)	1,108	1,033

Stock-based compensation expense	74	71

Total operating expenses	3,505	4,812

Operating income (loss)	(3,028)	(3,663)

Interest income	639	242

Net income (loss)	(2,389)	(3,421)

Other comprehensive income (loss):

Unrealized gain on investments	122	155

Comprehensive income (loss)	$(2,267)	$(3,266)

Net income (loss) per common share (basic and diluted)	$(0.21)	$(0.30)

Weighted average shares used in computing basic and diluted net income (loss) per common share	11,173	11,398

The accompanying notes are an integral part of these financial statements.

EVERGREEN SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

Cash flows from operating activities:

Net loss	$(2,389)	$(3,421)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	89	504
Write-off of fixed assets	—	43
Compensation expense associated with employee stock options	74	71

Changes in operating assets and liabilities:
Inventory and other current	(243)	(722)
Interest receivable	(69)	(14)
Accounts receivable	(173)	(266)
Accounts payable and accrued expenses	(294)	17

Net cash used in operating activities	(3,005)	(3,788)

Cash flows from investing activities:
Purchases of fixed assets	(4,697)	(232)
Purchases of investments	(7,408)	—
Proceeds from sale and maturity of investments	26,340	2,126

Net cash provided by investing activites	14,235	1,894

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	4	2

Net cash flow provided by financing activities	4	2

Net (decrease) increase in cash and cash equivalents	11,234	(1,892)
Cash and cash equivalents at beginning of period	13,171	2,554

Cash and cash equivalents at end of period	$24,405	$662

Supplemental cash flow information:
Taxes paid	17	14

     The accompanying notes are an integral part of these financial statements.

EVERGREEN SOLAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2001. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, which are contained in Evergreen’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 28, 2002. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at March 31, 2002, the results of operations for the three month periods ended March 31, 2002 and 2001, and the cash flows for the three month periods ended March 31, 2002 and 2001. The balance sheet at December 31, 2001 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2002.

2.    Net Income (Loss) per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net loss per common share for the three-month period ending March 31, 2001 and 2002 does not include 1,451,019 and 1,528,401 potential shares of common stock equivalents outstanding at March 31, 2001 and 2002, respectively, as their inclusion would be antidilutive.

3.    Inventory

     A summary of inventories is as follows:

	December 31,	March 31,
	2001	2002

Raw materials	$816,000	$1,141,000
Work-in-process	—	73,000
Finished goods	183,000	438,000

	$999,000	$1,652,000

4.    Deferred Compensation and Equity Related Charges

Through December 31, 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the estimated fair market value of our common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $71,000 and $74,000 for the three months ended March 31, 2002 and 2001, respectively.

5.    Segment Information

For the three months ended March 31, 2001 and 2002, revenues generated from within the United States represented $477,000 and $430,000; and revenues generated from outside the United States represented $0 and $719,000, respectively.

For the three months ended March 31, 2001 and 2002 revenues from the National Institute of Standards and Technology accounted for 38% and 21% of total revenues, respectively, and revenues from the National Renewable Energy Laboratory accounted for 31% and 0% of total revenues, respectively. Revenues from one distributor accounted for approximately 30% of total revenues for the three months ended March 31, 2001 and approximately 10% for the three months ended March 31, 2002, and another distributor accounted for approximately 54% of total revenues for the three months ended March 31 2002 and 0% for the three months ended March 31, 2001.

6.    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (''FASB’’) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, ''Business Combinations,’’ and SFAS No. 142, ''Goodwill and Other Intangible Assets.’’ SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. To date, we have not consummated a business combination; therefore adoption of these standards had no effect on our results of operations or financial condition.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 will have no impact on our financial position or results of operations.

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

OVERVIEW

We develop, manufacture and market solar power products for the global marketplace. Solar cells are semiconductor devices that convert sunlight into electricity and form the building block for all solar power products. To date, our product sales have been primarily solar panels, which have been used to generate electricity for on-grid and off-grid applications. Off-grid applications have included the electrification of rural homes, lighting for small, rural schools and power supplies for water pumping. More recently, the majority of our products have been used by on-grid customers as a clean, renewable source of alternative or supplemental electricity.

Product revenues.    Product revenues consist of revenues from the sale of solar cells, panels and systems. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Product revenues represented 79.4% of total revenues for the period ended March 31, 2002 and 30.6% of total revenues for the period ended March 31, 2001. International product sales accounted for approximately 77.6% and 0% of total product revenues for the period ended March 31, 2002, and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all product revenues are denominated in United States dollars. Foreign exchange rate fluctuations have impacted the relative competitiveness of our products in other markets, but we have not had any direct foreign exchange exposure.

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

Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of salaries and related personnel costs, professional fees, rent, insurance and other sales expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts, hire additional sales personnel and initiate additional marketing programs. We expect that general and administrative expenses will increase as we add personnel and incur additional costs related to the growth of our business.

Stock-based compensation expense.    Through December 31, 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the estimated fair market value of our common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $71,000 and $74,000 for the three months ended March 31, 2002 and 2001, respectively.

Net interest income.    Net interest income consists primarily of interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any interest paid.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues.    Our product revenues for the three months ended March 31, 2002 were $913,000, an increase of $767,000, or 525%, from $146,000 for the same period in 2001. The increase in product revenues was due to the increased production capacity of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the three months ended March 31, 2002 were $236,000, a decrease of $95,000, or 29%, from $331,000 for the same period in 2001. The decline in research revenues reflects reduced revenues received under our research contracts, as we were performing work on only one contract in the first quarter of 2002 as compared to two contracts for the same period in 2001.

Cost of product revenues.    Our cost of product revenues for the three months ended March 31, 2002 was $2.9 million, an increase of $1.5 million, or 100%, from $1.4 million for the same period in 2001. This increase was associated with increased production at our Marlboro facility. Approximately 30% of the increase was due to higher depreciation expense resulting from equipment placed in service at our Marlboro manufacturing facility, 20% of the increase was due to increases in salary expense resulting from additional personnel, 20% of the increase was caused by increases in materials purchases due to increased production, and 20% of the increase was due to increases in utilities and other manufacturing overhead due to increased production.

Research and development expenses, including cost of research revenues.    Our research and development expenses, including cost of research revenues, for the three months ended March 31, 2002 were $824,000, a decrease of $59,000, or 7%, from $883,000 for the same period in 2001. The decrease was principally caused by fewer costs incurred for our research contracts, as we were performing work on only one contract in the first quarter of 2002 as compared to two contracts for the same period in 2001.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the three months ended March 31, 2002 were $1.0 million, a decrease of $75,000, or 7%, from $1.1 million for the same period in 2001. Most of the decrease was due to a decrease in professional services.

Stock-based compensation expense.    Through December 31, 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the estimated fair market value of our common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $71,000 for the period ending March 31, 2002 and $74,000 for the period ending March 31, 2001. We expect to recognize total stock-based compensation expense for past grants of approximately $290,000 for each of the years ended December 31, 2002 and 2003, and $72,000 for the year ended December 31, 2004.

Our stock-based compensation expense for the three months ended March 31, 2002 was $71,000, a decrease of $3,000, or 4%, from the same period in 2001. The expense in the three months ended March 31, 2002 and 2001 was due to amortization relating to options granted in 1999 and 2000.

Interest income.    Our interest income for the three months ended March 31, 2002 was $242,000, a decrease of $397,000, or 62%, from $639,000 for the same period in 2001. The decrease in interest income was due to declining cash and investment balances resulting from capital equipment purchases and funding operations.

Other comprehensive income.    Our other comprehensive income for the three months ended March 31, 2002 was $155,000, an increase of $33,000 from the same period in 2001. For the three months ended March 31, 2002, our other comprehensive loss included unrealized gains and losses on marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and, to a lesser extent, research revenues. At March 31, 2002, we had working capital of $23.4 million, and cash, cash equivalents and short-term investments of $22.2 million.

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2002, as compared to $3.0 million for the three months ended March 31, 2001. The increase in net cash used in operating activities was primarily due to increases in our net loss and working capital assets associated with our inventory build up and increase in receivables due to higher sales.

Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2002, as compared to $14.2 million for the three months ended March 31, 2001. The decrease in net cash provided by investing activities was due primarily to decreased activity in selling short-term investments as a source of cash for operating losses and purchases of equipment since relocating to our Marlboro manufacturing facility. Net cash used in investing activities primarily represents capital expenditures, and also includes purchases of high quality corporate paper, corporate bonds and United States government-backed obligations with contractual maturities typically less than one year.

Capital expenditures were $232,000 for the three months ended March 31, 2002, as compared to $4.7 million for the three months ended March 31, 2001. Capital expenditures for the three months ended March 31, 2002 were primarily for equipment needed for our manufacturing facility. As of March 31, 2002, our outstanding commitments for capital expenditures were approximately $250,000. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our manufacturing facility. We expect to fund our current capital commitments with the proceeds from our initial public offering, which closed in November 2000. In addition to the $232,000 of capital expenditures in the first quarter of 2002, we expect substantial further capital expenditures will be required to achieve the expected 8-megawatt capacity at our manufacturing facility.

Net cash provided by financing activities was $2,000 for the three months ended March 31, 2002, as compared to $4,000 for the three months ended March 31, 2001. The cash provided by financing activities for the three months ended March 31, 2002 represents proceeds from common stock shares issued under our Employee Stock Purchase Plan, and the cash provided by financing activities for the three months ended March 31, 2001 represents proceeds from the exercise of options to purchase common stock.

We believe our current cash, cash equivalents and short-term investments, will be sufficient to fund our current capital commitments and projected operating expenditures for approximately the next 12 months under current operations. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We recently began engineering and authorized capital expenditures for longer lead-time equipment for the second manufacturing line, which we expect to become operational during 2003. We anticipate that we will need to raise additional financing within the next 12 months to fund this expansion in order to achieve the expected 8-megawatt capacity and to fund further operating losses. In addition, we may need additional financing to execute our business plan sooner if we need to respond to business contingencies such as, the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

We currently do not have any special purpose entities or off-balance sheet financing arrangements. As of March 31, 2002, our cash commitments, as disclosed in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, have not significantly changed.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (''FASB’’) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, ''Business Combinations,’’ and SFAS No. 142, ''Goodwill and Other Intangible Assets.’’ SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30. To date, we have not consummated a business combination, therefore adoption of these standards had no effect on our results of operations or financial condition.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 will have no impact on our financial position or results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

We caution readers that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, but not limited to: statements reflecting management’s expectations regarding the timing, cost, and success of the Company’s manufacturing scale-up at its new facility in Marlboro, Massachusetts and future manufacturing expansion and production, as well as related financing requirements; future financial performance; the Company’s technology and product development, cost and performance; the Company’s current and future strategic relationships and future market opportunities; and the Company’s other business and technology strategies and objectives, constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, those risks and uncertainties described below and in our other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC’s Web Site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

RISKS RELATING TO OUR FINANCIAL RESULTS

You may have difficulty evaluating our business and prospects due to our limited operating history.

We are at an early stage of development and there is limited historical information available upon which you can base your evaluation of our business and prospects. We were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products. Although we began shipping product from our pilot manufacturing facility in 1997, the primary objective of our pilot production line was the technical development and further refinement of our String Ribbon technology and related manufacturing processes. We shipped our first commercial products from our new Marlboro manufacturing facility in June 2001. We have shipped only a limited number of solar power panels as of March 31, 2002 and have recognized limited revenues since our inception.

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

Since our inception, we have incurred significant net losses, including net losses of $3.4 million for the three month period ended March 31, 2002. As a result of ongoing operating losses, we had a cumulative net loss of $31.6 million as of March 31, 2002. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	Cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	Performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	Success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

•	Fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	Continued deregulation of the electric power industry and broader energy industry; and

•	Availability of government subsidies and incentives.

We may fail to successfully develop our new solar power products under development, which would prevent us from achieving increased sales and market share.

Although we have been selling our solar power products since 1997, we expect to derive a substantial portion of our revenues from sales of our new solar power products which are under development and not yet commercially available. Many of these new products are derived from our innovative cell fabrication and advanced panel design technologies, which are under development. If we fail to successfully develop our new solar power products or technologies, we will likely be unable to recover the losses we will have incurred to develop these products and technologies and may be unable to increase our sales and market share and to become profitable. Much of our new product and manufacturing technologies are novel and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. Our manufacturing technologies have been tested only in pilot manufacturing and, in most cases, only limited pre-production prototypes of our new products have been field-tested.

Our solar power products may not gain market acceptance, which would prevent us from achieving increased sales and market share.

The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

•	Our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;

•	Our failure to produce solar power products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as fuel cells, on the basis of cost, quality and performance;

•	Whether customers accept the thin polymer-frame design of our solar panels and the new techniques we are developing to mount them; and

•	Our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners such as Kawasaki.

If our solar power products fail to gain market acceptance, we would be unable to increase our sales and market share and to achieve and sustain profitability.

Technological changes in the solar power industry could render our solar power products obsolete, which could reduce our market share and cause our sales to decline.

Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become obsolete, which could reduce our market share and cause our sales to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. We believe there is a variety of competing solar power technologies under development by other companies that could result in lower manufacturing costs than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

The build-out of our new manufacturing facility may take longer and cost more than we expect, which would likely result in lower revenues and earning than anticipated.

If we fail to successfully complete the build-out of our Marlboro manufacturing facility, our business and results of operations would likely be materially impaired. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We recently began engineering and authorized capital expenditures for longer lead-time equipment for the second manufacturing line, which we expect to become operational during 2003. Completing the build-out of this facility to capacity will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of cost overruns, lack of available financing, delays, equipment problems and other start-up and operating difficulties. Our manufacturing processes also use custom-built equipment that may not be delivered and installed in our new facility in a timely manner. In addition, this equipment may take longer and cost more to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, we may be unable to complete the build-out of the facility, our manufacturing capacity could be substantially constrained and our revenues and earnings would likely be materially impaired.

We may not be able to manufacture our solar power products in sufficient quantities or at acceptable costs to meet customer demand.

To date, we have focused primarily on research and development of our solar power products and have limited experience manufacturing large volumes of our solar power products on a commercial basis. Furthermore, we may not be able to achieve our manufacturing cost targets, which could prevent us from ever becoming profitable. If we cannot achieve our targeted production volumes or capacity or if we experience capacity constraints, quality control problems or other disruptions, we may not be able to manufacture our products in large volumes or at acceptable costs and may be unable to satisfy the demand of our customers, which would reduce our market share and revenues and may harm our reputation. The expansion of our manufacturing operations to achieve targeted production volumes will require the successful deployment of advanced equipment and technology utilizing manufacturing processes and components that we are currently developing.

The success of our business and our future prospects depend upon our distribution and marketing relationship with Kawasaki.

In December 1999, we entered into a five-year distribution and marketing agreement with Kawasaki, under which we appointed Kawasaki our exclusive distributor in Japan through December 2001. Our arrangement with Kawasaki for Kawasaki to act as our exclusive distributor in Japan expired in December 2001. During the first quarter of 2002, sales to Kawasaki accounted for approximately 10% of our product revenues, and 0% of product revenues for the same period in 2001. We expect that a significant portion of our future product revenues will continue to be derived from sales to Kawasaki. If our relationship with Kawasaki is not successful, our sales may not increase or may decrease and our reputation may be harmed. Any change in our relationship with Kawasaki, including the December 2001 expiration of our exclusive distribution arrangement with Kawasaki in Japan or any decision by Kawasaki to reduce its commitment to our solar power technologies or to focus on a different energy technology, could harm our business by reducing our potential revenues and diminishing our market share.

Our ability to increase market share and sales depends on our ability to successfully maintain our existing distribution relationships and expand our distribution channels.

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. For the quarter ended March 31, 2002, we sold our solar power products to approximately 8 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to grow our business abroad.

From our inception through March 31, 2002, approximately 45% of our product sales have been made to resellers outside North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will increase in the future, including sales made in Japan to Kawasaki. We will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of risks that we have not yet encountered due to the limited number of products we have sold internationally. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

From our inception through March 31, 2002, our three largest resellers accounted for approximately 74% of our product sales and our 10 largest resellers accounted for approximately 95% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Mark A. Farber, our Chief Executive Officer, President and a director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 127 employees as of March 31, 2002, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. In addition, the growing demands of our business have created the need for additions to our management team. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

We believe our current cash, cash equivalents and short-term investments, will be sufficient to fund our current capital commitments and projected operating expenditures for approximately the next 12 months under current operations. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We recently began engineering and authorized capital expenditures for longer lead-time equipment for the second manufacturing line, which we expect to become operational during 2003. We anticipate that we will need to raise additional financing within the next 12 months to fund this expansion in order to achieve the full 8-megawatt of capacity and to fund further operating losses. In addition, we may need additional financing to execute our business plan sooner if we need to respond to business contingencies such as, the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. A number of the largest companies in the world, including BP Solar, which is a division of BP Amoco, Kyocera Corporation, Shell Solar, a division of Royal Dutch/Shell Group of Companies and Sharp Corporation, as well as a number of other large and small companies, including AstroPower, Inc., have developed or are developing solar power products that compete with ours. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to or lower than our projected costs.

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

We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 21% for the period ending March 31, 2002. We currently have one active research contract with total estimated revenues of approximately $2.0 million, $1.35 million of which has been authorized by the sponsoring agency and $865,000 of which has been recorded as revenue as of March 31, 2002. The remaining $1.1 million of revenue will be recognized over the remaining life of the contract, which expires on October 31, 2003. These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies.

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

RISKS ASSOCIATED WITH THE MARKET FOR OUR COMMON STOCK

Our officers and directors control 16.5% of our common stock and may be able to significantly influence corporate actions.

As of April 26, 2002, our executive officers, directors and entities affiliated with them controlled approximately 16.5% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

Provisions of our certificate of incorporation, our by-laws and Delaware law could make it more difficult and expensive for a third party to pursue a tender offer, change in control transaction or takeover attempt, which is opposed by our board of directors. Stockholders who wish to participate in these transactions may not have the opportunity to do so. We also have a staggered board of directors, which makes it difficult for stockholders to change the composition of our board of directors in any single year. If a tender offer, change in control transaction, takeover attempt or change in our board of directors is prevented or delayed, the market price of our common stock could decline.

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

PART II.    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 31, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file number 333-43140), relating to the initial public offering of 3,000,000 shares of our common stock, $.01 par value per share, at a price to the public of $14.00 per share. The offering commenced on November 2, 2000 and closed on November 7, 2000. The aggregate offering price to the public of the initial public offering was $42,000,000. The proceeds to us, net of underwriting discounts and commissions of $2,940,000 and offering expenses of approximately $1,310,000, was approximately $37.7 million. Through March 31, 2002, approximately $15.3 million of the net offering proceeds was spent, of which approximately $5.0 million was spent on capital equipment and the remainder on general operations. We have invested all of the remaining proceeds in investment grade, interest-bearing securities. Other than salaries paid to our officers in the ordinary course of business, none of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities, or affiliates of us.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

None.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarterly period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date:	May 10, 2002	By: /s/ Richard G. Chleboski Richard G. Chleboski Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)