Form 10-Q
period 2002-09-30
EVERGREEN SOLAR INC
filed 2002-11-14
CIK 947397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

     (MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

COMMISSION FILE NUMBER 000-31687

Evergreen Solar, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	04-3242254 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

259 Cedar Hill Street
Marlboro, Massachusetts 01752
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(508) 357-2221
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X      No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 11, 2002 there were 11,409,441 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Page

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets at December 31, 2001 and September 30, 2002	3

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and September 30, 2002	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and September 30, 2002	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	22

ITEM 4: EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES	22

PART II – OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS	23

ITEM 5: OTHER INFORMATION	23

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K	24

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	September 30,
	2001	2002

Assets

Current assets:
Cash and cash equivalents	$2,554	$947
Short-term investments	23,709	12,569
Accounts receivable, net of allowance for doubtful accounts of $13 and $100 at December 31, 2001 and September 30, 2002, respectively	488	2,500
Interest receivable	389	199
Inventory	999	2,562
Other current assets	258	340

Total current assets	28,397	19,117
Restricted cash	464	464
Fixed assets, net	16,000	15,935

Total assets	$44,861	$35,516

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$858	$914
Accrued employee compensation	514	535
Accrued warranty	138	299
Other accrued expenses	296	314

Total current liabilities	1,806	2,062

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2001 and September 30, 2002, respectively	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,397,947 and 11,409,441 issued and outstanding at December 31, 2001 and September 30, 2002, respectively	114	114
Additional paid-in capital	71,498	71,512
Other comprehensive income	249	47
Accumulated deficit:
Cumulative net loss since inception	(28,157)	(37,785)
Deferred compensation	(649)	(434)

Total stockholders’ equity	43,055	33,454

Total liabilities and stockholders’ equity	$44,861	$35,516

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenues:
Product revenues	$424	$1,461	$782	$3,448
Research revenues	153	641	831	1,084

Total revenues	577	2,102	1,613	4,532

Operating expenses:
Cost of product revenues (excluding stock-based compensation of $18 and $54 for the three and nine months ended September 30, 2001, and $20 and $60 for the three and nine months ended September 30, 2002, respectively)	2,834	3,021	6,163	8,801

Research and development expenses, including costs of research revenues (excluding stock-based compensation of $36 and $110 for the three and nine months ended September 30, 2001, and $31 and $91 for the three and nine months ended September 30, 2002, respectively)	560	904	2,310	2,685

Selling, general and administrative expenses (excluding stock-based compensation of $20 and $59 for the three and nine months ended September 30, 2001 and $21 and $64 for the three and nine months ended September 30, 2002, respectively)	1,005	970	3,150	3,044

Stock-based compensation expense	74	72	223	215

Total operating expenses	4,473	4,967	11,846	14,745
Operating income (loss)	(3,896)	(2,865)	(10,233)	(10,213)
Net interest income	416	133	1,535	585

Net income (loss)	(3,480)	(2,732)	(8,698)	(9,628)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	159	(46)	252	47

Comprehensive income (loss)	$(3,321)	$(2,778)	$(8,446)	$(9,581)

Net income (loss) per common share (basic and diluted)	$(0.31)	$(0.24)	$(0.77)	$(0.84)
Weighted average shares used in computing basic and diluted net income (loss) per common share	11,385	11,408	11,273	11,403

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2001	2002

Cash flows from operating activities:

Net loss	$(8,698)	$(9,628)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	402	1,476
Amortization expense	—	233
Write-off of fixed assets	—	43
Compensation expense associated with employee stock options	223	215

Changes in operating assets and liabilities:
Inventory and other current	(826)	(1,645)
Interest receivable	(309)	190
Accounts receivable	452	(2,012)
Accounts payable and accrued expenses	174	256

Net cash used in operating activities	(8,582)	(10,872)

Cash flows from investing activities:
Purchases of fixed assets	(8,464)	(1,454)
Purchases of investments	(57,393)	(9,475)
Proceeds from sale and maturity of investments	61,167	20,180

Net cash (used in) provided by investing activities	(4,690)	9,251

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	811	14

Net cash flow provided by financing activities	811	14

Net decrease in cash and cash equivalents	(12,461)	(1,607)
Cash and cash equivalents at beginning of period	13,171	2,554

Cash and cash equivalents at end of period	$710	$947

Supplemental cash flow information:
Taxes paid	47	36

The accompanying notes are an integral part of these financial statements.

1. Basis of Presentation

     The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2001. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 28, 2002. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and the cash flows for the nine month periods ended September 30, 2002 and 2001. The balance sheet at December 31, 2001 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2002.

2. Net Income (Loss) per Common Share

     The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net loss per common share for the three and nine month periods ended September 30, 2001 and 2002 does not include 1,330,186 and 1,557,511 potential shares of common stock equivalents outstanding at September 30, 2001 and 2002, respectively, as their inclusion would be antidilutive.

3. Inventory

     A summary of inventories is as follows:

	December 31,	September 30,
	2001	2002

Raw materials	$816,000	$1,321,000
Work-in-process	—	102,000
Finished goods	183,000	1,139,000

	$999,000	$2,562,000

4. Deferred Compensation and Equity Related Charges

     Through December 31, 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the estimated fair market value of our common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $223,000 and $215,000 for the nine months ended September 30, 2001 and 2002, respectively.

5. Segment Information

     The Company operates as one operating segment. The following table summarizes the Company’s concentration of total revenue:

% of Total Revenue	Nine months ended
	September 30,

	2001	2002

By geography:
USA	100%	53%
Germany	0%	36%
Japan	0%	4%
All other	0%	7%

	100%	100%
By customer:
National Institute of Industry Standards	28%	13%
National Renewable Energy Laboratory	25%	11%
Distributor #1	35%	5%
Distributor #2	0%	33%
All other	12%	38%

	100%	100%

6. Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, ''Accounting for Costs Associated with Exit or Disposal Activities.’’ This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, ''Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’’ This Statement is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Management does not believe SFAS No. 146 will have a material impact on the Company’s financial position and results of operations.

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

     Product revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. We recognize revenue when persuasive evidence of an arrangement exists, shipment has occurred, the sales price is fixed or determinable and collectibility is probable. Product revenues represented 76% of total revenues for the nine month period ended September 30, 2002 and 48% of total revenues for the nine month period ended September 30, 2001. International product sales accounted for approximately 60% and 4% of total product revenues for the nine month periods ended September 30, 2002, and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all product revenues are denominated in United States dollars. Foreign exchange rate fluctuations have impacted the relative competitiveness of our products in other markets, but we have not had any direct foreign exchange exposure.

     Research revenues. Research revenues consist of revenues from various state and federal government agencies to fund our ongoing research, development, testing and enhancement of our products and manufacturing technology. We have not in the past, nor is it our intention to do so in the future, pursued contracts that are not part of our ongoing research activities. We recognize research revenues using the percentage of completion method.

     Cost of product revenues. Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent, royalties on licensed technology, accrued warranty costs, and other support expenses associated with the manufacture of our solar power products. We expect to continue to experience costs in excess of product revenues unless we are able to achieve greater manufacturing efficiencies, higher yields, and higher production levels.

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

     Stock-based compensation expense. Through December 31, 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the estimated fair market value of our common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $215,000 and $223,000 for the nine months ended September 30, 2002 and 2001, respectively.

     Net interest income. Net interest income consists primarily of interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any bond premium amortization.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Revenues. Our product revenues for the three months ended September 30, 2002 were $1.5 million, an increase of $1.0 million, or 245%, from $424,000 for the same period in 2001. The increase in product revenues was due to the increased production capacity of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the three months ended September 30, 2002 were $641,000, an increase of $488,000, or 319%, from $153,000 for the same period in 2001. The increase in research revenues reflects revenue recognized on a newly awarded research contract with the National Renewable Energy Laboratory (“NREL”). Although the contract commenced during the third quarter of 2002, the Company, in agreement with NREL, billed NREL for expenses relevant to the contract which had already been incurred. The Company recorded approximately $250,000 of research revenue in the third quarter of 2002 which represented expense reimbursements for expenses incurred prior to the third quarter in connection with the NREL research contract.

     Cost of product revenues. Our cost of product revenues for the three months ended September 30, 2002 was $3.0 million, an increase of $187,000, or 7%, from $2.8 million for the same period in 2001. This increase was associated with increased production at our Marlboro facility. Approximately 39% of the increase was due to higher depreciation expense resulting from equipment placed in service at our Marlboro manufacturing facility, and the remainder of the increase was due to increases in materials purchased due to increased production.

     Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the three months ended September 30, 2002 were $904,000, an increase of $344,000, or 61%, from $560,000 for the same period in 2001. The increase was due primarily to the addition of employees and increased spending on both contract-related and non-contract related research and development projects.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended September 30, 2002 were $970,000, a decrease of $35,000, or 3%, from $1.0 million for the same period in 2001. The decrease in our selling, general and administrative expenses resulted from a decrease in accruals for programs relating to incentive-based compensation which was partially offset by increased spending on employee-related expenses resulting from the hiring of additional personnel in our sales and marketing department.

     Stock-based compensation expense. Through December 31, 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the estimated fair market value of our common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $74,000 for the three months ended September 30, 2001 and $72,000 for the three months ended September 30, 2002. We expect to recognize total stock-based compensation expense for past grants of approximately $290,000 for each of the years ending December 31, 2002 and 2003, and $72,000 for the year ending December 31, 2004.

     Our stock-based compensation expense for the three months ended September 30, 2002 was $72,000, a decrease of $2,000, or 3%, from the same period in 2001. The expense in the three months ended September 30, 2002 and 2001 was due to amortization relating to options granted in 1999 and 2000.

     Net interest income. Our interest income for the three months ended September 30, 2002 was $133,000, a decrease of $283,000, or 68%, from $416,000 for the same period in 2001. The decrease in interest income was due to declining cash and investment balances resulting from capital equipment purchases and funding of operations.

     Other comprehensive loss. Our other comprehensive loss for the three months ended September 30, 2002 was $46,000, compared to other comprehensive income of $159,000 for the same period in 2001. For the three months ended September 30, 2002, our other comprehensive loss included unrealized gains and losses on marketable securities.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Revenues. Our product revenues for the nine months ended September 30, 2002 were $3.4 million, an increase of $2.7 million, or 341%, from $782,000 for the same period in 2001. The increase in product revenues was due to the increased production capacity of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the nine months ended September 30, 2002 were $1.1 million, an increase of $253,000, or 30%, from $831,000 for the same period in 2001. The increase in research revenues reflects revenue recognized on a newly awarded research contract with NREL.

     Cost of product revenues. Our cost of product revenues for the nine months ended September 30, 2002 was $8.8 million, an increase of $2.6 million, or 43%, from $6.2 million for the same period in 2001. This increase was associated with increased production at our Marlboro facility. Approximately 33% of the increase was due to higher depreciation expense resulting from equipment placed in service at our Marlboro manufacturing facility, 10% of the increase was due to increases in salary expense resulting from additional personnel, 35% of the increase was caused by increases in materials purchased due to increased production, and the remainder of the increase was due to increases in other operating costs associated with increased manufacturing operations.

     Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the nine months ended September 30, 2002 were $2.7 million, an increase of $375,000, or 16%, from $2.3 million for the same period in 2001. The increase was principally caused by increased spending associated with the newly awarded research contract with NREL as well as increased spending on specific research and development initiatives.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the nine months ended September 30, 2002 were $3.0 million, a decrease of $106,000, or 3%, from $3.2 million for the same period in 2001. The decrease in our selling, general and administrative expenses resulted from a decrease in accruals for programs relating to incentive-based compensation which was partially offset by increased spending on employee-related expenses resulting form the hiring of additional personnel in our sales and marketing department.

     Stock-based compensation expense. Through December 31, 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the estimated fair market value of our common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $223,000 for the nine months ended September 30, 2001 and $215,000 for the nine months ended September 30, 2002. We expect to recognize total stock-based compensation expense for past grants of approximately $290,000 for each of the years ending December 31, 2002 and 2003, and $72,000 for the year ending December 31, 2004.

     Our stock-based compensation expense for the nine months ended September 30, 2002 was $215,000, a decrease of $8,000, or 4%, from the same period in 2001. The expense for the nine months ended September 30, 2002 and 2001 was due to amortization relating to options granted in 1999 and 2000.

     Net interest income. Our interest income for the nine months ended September 30, 2002 was $585,000, a decrease of $950,000, or 62%, from $1.5 million for the same period in 2001. The decrease in interest income was due to declining cash and investment balances resulting from capital equipment purchases and funding of operations.

     Other comprehensive income. Our other comprehensive income for the nine months ended September 30, 2002 was $47,000, a decrease of $205,000 from the same period in 2001. For the nine months ended September 30, 2002, our other comprehensive income included unrealized gains and losses on marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and, to a lesser extent, research revenues. At September 30, 2002, we had working capital of $17.1 million, including cash, cash equivalents and short-term investments of $13.5 million.

     Net cash used in operating activities was $10.9 million for the nine months ended September 30, 2002, as compared to $8.6 million for the nine months ended September 30, 2001. The increase in net cash used in operating activities was primarily due to increases in our net loss and working capital assets associated with our inventory build up and increase in receivables due to higher sales. For the third quarter in 2002, Days Sales Outstanding (DSO) was approximately 107 days, versus approximately 92 days for the second quarter in 2002. The increase in DSO is attributed to extended credit terms given to customers and the volume of sales activity near the end of the quarter. At September 30, 2002 approximately 60% of the accounts receivable balance was less than 30 days old. We believe the extended credit terms given to some customers reflect industry practice, particularly in Europe and Asia.

     Net cash provided by investing activities was $9.3 million for the nine months ended September 30, 2002, as compared to net cashed used of $4.7 million for the nine months ended September 30, 2001. Net cash was provided by selling short-term investments as required to fund operations and purchases of equipment since relocating to our Marlboro manufacturing facility. Net cash used in investing activities primarily represents capital expenditures, and also includes purchases, sales and maturities of high quality corporate paper, corporate bonds and United States government-backed obligations with contractual maturities typically less than one year.

     Net cash provided by financing activities was $14,000 for the nine months ended September 30, 2002, as compared to $811,000 for the nine months ended September 30, 2001. The cash provided by financing activities represents proceeds from common stock shares issued under our Employee Stock Purchase Plan, and proceeds from the exercise of options and warrants to purchase common stock.

     Capital expenditures were $1.5 million for the nine months ended September 30, 2002, as compared to $8.5 million for the nine months ended September 30, 2001. Capital expenditures for the nine months ended September 30, 2002 were primarily for equipment needed for our manufacturing facility. As of September 30, 2002, our outstanding commitments for capital expenditures were approximately $1.0 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our manufacturing facility. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. During the first part of 2002, we began engineering and authorized capital expenditures for equipment for a second manufacturing line. We have also entered into agreements to purchase some of the longer-lead time equipment that is planned for the second manufacturing line. We will fund our current capital commitments with the proceeds from our initial public offering, which closed in November 2000. In addition to the current capital commitments, we expect substantial further capital expenditures will be required over the next twelve months to increase the capacity at our manufacturing facility to our target of at least 8 mega-watts including both lines. Our current cash, cash equivalents and short-term investments will not be sufficient to fund this capacity expansion and our operating expenditures. As a result, we will need to raise significant additional financing if we are to successfully build out our manufacturing capacity and continue operating expenditures at current levels. If we are able to raise this financing on time, we expect the second manufacturing line to become operational during 2003. If not, we believe that if we substantially reduce or suspend our capacity expansion and simultaneously reduce our operating expenditures from current levels, our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenditures for approximately the next twelve months.

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

     We currently do not have any special purpose entities or off-balance sheet financing arrangements. As of September 30, 2002, our cash commitments, as disclosed in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, have not significantly changed.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, ''Accounting for Costs Associated with Exit or Disposal Activities.’’ This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, ''Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’’ This Statement is effective for exit or disposal activities initiated after

December 31, 2002, with early application encouraged. Management does not believe SFAS No. 146 will have a material impact on the Company’s financial position and results of operations.

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

     We are at an early stage of development and there is limited historical information available upon which you can base your evaluation of our business and prospects. We were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products. Although we began shipping product from our pilot manufacturing facility in 1997, the primary objective of our pilot production line was the technical development and further refinement of our String Ribbon technology and related manufacturing processes. We shipped our first commercial products from our new Marlboro manufacturing facility in September 2001, and have recognized limited revenues since our inception.

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

     Since our inception, we have incurred significant net losses, including net losses of $9.6 million for the nine-month period ended September 30, 2002. As a result of ongoing operating losses, we had a cumulative net loss of $37.8 million as of September 30, 2002. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

–	Expand our manufacturing operations;

–	Develop our distribution network;

–	Continue to research and develop our products and manufacturing technologies;

–	Implement internal systems and infrastructure in conjunction with our growth; and

–	Hire additional personnel.

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

     The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

–	Cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

–	Performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

–	Success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

–	Fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

–	Continued deregulation of the electric power industry and broader energy industry; and

–	Availability of government subsidies and incentives.

We may fail to successfully develop our next generation solar power products under development, which would prevent us from achieving increased sales and market share.

     Although we have been selling our solar power products since 1997, we expect to derive a substantial portion of our revenues from sales of our next generation solar power products which are under development and not yet commercially available. Many of these next generation products are derived from our innovative cell fabrication and advanced panel design technologies, which are under development. If we fail to successfully develop our next generation solar power products or technologies, we will likely be unable to recover the losses we will have incurred to develop these products and technologies and may be unable to increase our sales and market share and to become profitable. Much of our next generation product and manufacturing technologies are novel and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. In most cases, only limited pre-production prototypes of our next generation products have been field-tested.

Our solar power products may not gain market acceptance, which would prevent us from achieving increased sales and market share.

     The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

–	Our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality or performance;

–	Our failure to produce solar power products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as fuel cells, on the basis of cost, quality or performance;

–	Whether customers accept the thin polymer-frame design of our next generation solar panels and the new techniques we are developing to mount them; and

–	Our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers.

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

The build-out of our new manufacturing facility may take longer and cost more than we expect, which would likely result in lower revenues and earnings than anticipated.

     If we fail to successfully complete the build-out of our Marlboro manufacturing facility, our business and results of operations would likely be materially impaired. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We recently began engineering and authorized capital expenditures for longer lead-time equipment for the second manufacturing line, which we expect to become operational during 2003 provided we are able to raise additional capital financing to fund the expansion. Completing the build-out of this facility to capacity will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of cost overruns, lack of available financing, delays, equipment problems and other start-up and operating difficulties. Our manufacturing processes also use custom-built equipment that may not be delivered and installed in our new facility in a timely manner. In addition, this equipment may take longer and cost more to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, we may be unable to complete the build-out of the facility, our manufacturing capacity could be substantially constrained and our revenues and earnings would likely be materially impaired.

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

     We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. For the nine month period ended September 30, 2002, we sold our solar power products to approximately 12 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to grow our business abroad.

     From our inception through September 30, 2002, approximately 51% of our product sales have been made to resellers outside North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will increase in the future. We will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of risks that we have not yet encountered due to the limited number of products we have sold internationally. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

–	Difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

–	Inability to obtain intellectual property protection;

–	Encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries; and

–	Difficulty of enforcing revenue collection internationally.

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

     From our inception through September 30, 2002, our three largest resellers accounted for approximately 61% of our product sales and our 10 largest resellers accounted for approximately 87% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

–	Reduction, delay or cancellation of orders from one or more of our significant resellers;

–	Selection by one or more of our significant resellers of products competitive with ours;

–	Loss of one or more of our significant resellers and our failure to recruit additional or replacement resellers; and

–	Failure of any of our significant resellers to make timely payment of our invoices.

Our dependence on a limited number of third party suppliers for raw materials, key components for our solar power products and custom-built equipment for our operations could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share.

     We manufacture all of our solar power products using materials and components procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. We currently do not have contracts with many of our suppliers and may not be able to procure sufficient quantities of the materials and components necessary to manufacture our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products and/or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us. In addition, our manufacturing processes utilize custom-built equipment that is currently produced by a limited number of suppliers. A supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us could delay our capacity expansion to our new manufacturing facility and otherwise disrupt our production schedule or increase our costs of production.

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

     We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Mark A. Farber, our Chief Executive Officer, President and a director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 134 employees as of September 30, 2002, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. In addition, the growing demands of our business have created the need for additions to our management team. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

Our management team may not be able to successfully implement our business strategies because it has limited experience managing a rapidly growing company and key management positions have not been filled.

     The existing members of our management team have had only limited experience managing a rapidly growing company on either a public or private basis. We are undergoing rapid growth in the scope of our operations which is likely to place a significant strain on our senior management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by our rapid growth. If our management team is unable to manage the rapid growth of our business operations, then our product development, the expansion of our manufacturing operations and distribution network, and our sales and marketing activities would be materially and adversely affected.

We are likely to require additional financing and may not be able to raise additional financing or financing on favorable terms.

     We believe that our current cash, cash equivalents and short-term investments will not be sufficient to fund our planned manufacturing capacity expansion and operating expenditures over the next twelve months. As a result, we will need to raise significant additional financing if we are to successfully build out our manufacturing capacity and continue operating expenditures at current levels. If we are able to raise this financing on time, we expect the second manufacturing line to become operational during 2003. If not, we believe that if we substantially reduce or suspend our capacity expansion and simultaneously reduce our operating expenditures from current levels, our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenditures for approximately the next twelve months. In addition, we may need additional financing to execute our business plan sooner if we need to respond to business contingencies such as the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

     The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. A number of the largest companies in the world, including BP Solar, which is a division of BP, Kyocera Corporation, Sharp Corporation , Shell Solar, a division of the Royal Dutch/Shell Group of Companies, as well as a number of other large and small companies, including AstroPower, Inc., have developed or are developing solar power products that compete with ours. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to or lower than our projected costs.

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

     Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our intellectual property against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property:

–	We cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

–	Our license, but not our right, to practice the String Ribbon technology terminates upon expiration of the underlying patents which begin to expire in 2003 and our historical operating experience with String Ribbon and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage after these patents have expired;

–	Third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies;

–	We may incur significant costs and diversion of management resources in prosecuting or defending patent infringement suits;

–	We may not be successful in prosecuting or defending patent infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights; however, a license may not be available to us or may not be available to us on commercially reasonable terms; and

–	The contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information disclosed to the public.

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

     One of our key markets is off-grid solar power applications to developed and developing countries. In some developing countries, government agencies and the private sector have from time to time provided subsidies or financing on preferred terms for rural electrification programs. We believe that the availability of financing could have a significant effect on the level of sales of off-grid solar power applications, particularly in developing countries where users may not have sufficient resources or credit to otherwise acquire solar power systems. If existing financing programs for off-grid solar power applications are eliminated or if financing is inaccessible, the growth of the market for off-grid applications may be adversely affected, which could cause our sales to decline.

Our reliance on government contracts to partially fund our research and development programs could impair our ability to commercialize our solar power technologies and would increase our research and development expenses.

     We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 24% for the nine month period ended September 30, 2002. We currently have two active research contracts with total estimated revenues of approximately $5.0 million, $2.75 million of which has been authorized by the sponsoring agencies and $1.7 million of which has been recorded as revenue as of September 30, 2002. The remaining $3.3 million of revenue will be recognized over the remaining life of each of the contracts, which expire on October 31, 2003 and May 31, 2005. These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies.

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

     As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. We recently increased our warranty duration to remain consistent with competitor offerings. Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues.

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

     As of November 11, 2002, our executive officers, directors and entities affiliated with them controlled approximately 18.1% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

We face possible delisting from the Nasdaq National Market which would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us.

     On September 18, 2002, we received notification from Nasdaq regarding our noncompliance with the listing requirements for the Nasdaq National Market, on which our company’s common stock is presently traded. This is due to the bid price for our common stock price closing below $1.00 for a period of thirty consecutive trading days. Therefore, in accordance with Nasdaq marketplace rules, we will be provided 90 calendar days, or until December 17, 2002, to regain compliance. If, at anytime before December 17, 2002, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, then Nasdaq will provide written notification that we comply with continued listing requirements. If compliance cannot be demonstrated by December 17, 2002 then Nasdaq will provide written notification that our securities will be delisted. At that time, we would have the right to request a hearing to appeal the Nasdaq determination.

     We also have the option to apply to transfer our securities to the Nasdaq SmallCap Market (“SmallCap Market”). To transfer, we must satisfy the continued inclusion requirements for the SmallCap Market, which makes available an extended grace period to satisfy the minimum $1.00 bid price requirement. If we submit a transfer application and pay the applicable listing fees by December 17, 2002, initiation of the delisting proceedings will be stayed pending the Staff’s review of the transfer application. If our transfer application is approved, we will be afforded the 180 calendar day SmallCap Market grace period which would expire March 17, 2003. We may also be eligible for an additional 180 calendar day grace period provided that we meet the initial listing criteria for the SmallCap Market. Furthermore, according to the notification we received from the Nasdaq, we may be eligible to transfer back to the Nasdaq National Market if, by September 15, 2003, our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements on that market.

     We cannot be sure that our bid price will comply with the requirements for continued listing of our common stock on the Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful. If our common stock loses its status on the Nasdaq National Market and we are not successful in obtaining a listing on the Nasdaq SmallCap Market, shares of our common stock would likely trade in the over-the-counter market. If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of our company may be reduced or completely eliminated. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

     Such delisting from the Nasdaq National Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.

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

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation they conclude that the company’s disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b)  Changes in internal controls.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 31, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file number 333-43140), relating to the initial public offering of 3,000,000 shares of our common stock, $.01 par value per share, at a price to the public of $14.00 per share. The offering commenced on November 2, 2000 and closed on November 7, 2000. The aggregate offering price to the public of the initial public offering was $42,000,000. The proceeds to us, net of underwriting discounts and commissions of $2,940,000 and offering expenses of approximately $1,310,000, was approximately $37.7 million. Through September 30, 2002, approximately $23.5 million of the net offering proceeds was spent, of which approximately $6.2 million was spent on capital equipment and the remainder on general operations. We have invested all of the remaining proceeds in investment grade, interest-bearing securities. Other than salaries paid to our officers in the ordinary course of business, none of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities, or any of our affiliates.

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

ITEM 5. OTHER INFORMATION

     On September 18, 2002, we received written notification from Nasdaq that the Company currently does not comply with the minimum bid price continued listing standard of The Nasdaq National Market and thus may be delisted from The Nasdaq National Market. The letter states, “For the last 30 consecutive trading days, the price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5).” The Company has 90 calendar days, or until March 17, 2003, to demonstrate compliance by having the bid price of the Company’s common stock close at $1.00 per share or more for a minimum of 10 consecutive trading days. Otherwise, Nasdaq will provide notification to the Company that the Company will be delisted, subject to any Company appeal. The Company is currently reviewing its options to either attempt to maintain its listing on The Nasdaq National Market or apply to transfer its common stock listing to The Nasdaq SmallCap Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarterly period ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: November 12, 2002

/s/ Richard G. Chleboski Richard G. Chleboski Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Certifications

I, Mark A. Farber, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Evergreen Solar;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Mark A. Farber Mark A. Farber Chief Executive Officer

I, Richard G. Chleboski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Evergreen Solar;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Richard G. Chleboski Richard G. Chleboski Chief Financial Officer