Form 10-Q
period 2003-03-31
EVERGREEN SOLAR INC
filed 2003-05-14
CIK 947397

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]  No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 25, 2003 there were 11,411,646 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

Page

PART I – FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Unaudited Condensed Consolidated Balance Sheets at December 31, 2002 and March 31, 2003	3
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and March 31, 2003	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2003	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	23
ITEM 4: EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES	23
PART II – OTHER INFORMATION
ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS	24
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K	25
SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	March 31,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$1,194	$3,281
Short-term investments	7,289	2,308
Accounts receivable, net of allowance for doubtful accounts of $140 and $230 at December 31, 2002 and March 31, 2003, respectively	2,848	1,500
Interest receivable	57	38
Inventory	2,194	2,917
Other current assets	1,012	1,068

Total current assets	14,594	11,112
Restricted cash	464	414
Fixed assets, net	16,905	16,929

Total assets	$31,963	$28,455

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$861	$599
Accrued employee compensation	569	457
Accrued warranty	326	342
Other accrued expenses	294	305

Total current liabilities	2,050	1,703
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2002 and March 31, 2003, respectively	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,410,826 and 11,411,646 issued and outstanding at December 31, 2002 and March 31, 2003, respectively	114	114
Additional paid-in capital	71,508	71,509
Accumulated other comprehensive income	7	1
Accumulated deficit	(41,356)	(44,581)
Deferred compensation	(360)	(291)

Total stockholders’ equity	29,913	26,752

Total liabilities and stockholders’ equity	$31,963	$28,455

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2002	2003

Revenues:
Product revenues	$913	$1,067
Research revenues	236	381

Total revenues	1,149	1,448
Operating expenses:
Cost of product revenues	2,904	2,666
Research and development expenses, including costs of research revenues	854	713
Selling, general and administrative expenses	1,054	1,317

Total operating expenses	4,812	4,696

Operating loss	(3,663)	(3,248)
Net interest income	242	23

Net loss	(3,421)	(3,225)
Other comprehensive income:
Unrealized loss on investments	(94)	(6)

Comprehensive loss	$(3,515)	$(3,231)

Net loss per common share (basic and diluted)	$(0.30)	$(0.28)
Weighted average shares used in computing basic and diluted net loss per common share	11,398	11,411

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2002	2003

Cash flows from operating activities:
Net loss	$(3,421)	$(3,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	504	514
Bad debt expense	27	90
Amortization of bond premiums	94	26
Write-off of fixed assets	43	—
Compensation expense associated with employee stock options	71	69
Changes in operating assets and liabilites:
Inventory	(653)	(723)
Other current assets	(69)	208
Interest receivable	(41)	19
Accounts receivable	(266)	1,258
Accounts payable	48	(262)
Accrued expenses	(31)	(85)

Net cash used in operating activities	(3,694)	(2,111)
Cash flows from investing activities:
Purchases of fixed assets	(232)	(538)
Purchases of investments	—	—
Proceeds from sale and maturity of investments	2,032	4,949

Net cash provided by investing activites	1,800	4,411
Cash flows from financing activities:
Restricted cash	—	50
Financing costs	—	(264)
Proceeds from the exercise of stock options and warrants	2	1

Net cash flow provided (used) by financing activities	2	(213)

Net increase (decrease) in cash and cash equivalents	(1,892)	2,087
Cash and cash equivalents at beginning of period	2,554	1,194

Cash and cash equivalents at end of period	$662	$3,281

Supplemental cash flow information:
Taxes paid	14	1

The accompanying notes are an integral part of these financial statements.

1. Basis of Presentation

The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2002. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 27, 2003. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at March 31, 2003, the results of operations for the three month period ended March 31, 2003 and 2002, and the cash flows for the three month period ended March 31, 2003 and 2002. The balance sheet at December 31, 2002 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2003.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research and product revenues. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. During the first part of 2002, the Company began engineering and authorized capital expenditures for equipment for a second manufacturing line. The Company has also entered into agreements to purchase some of the longer-lead time equipment that is planned for the second manufacturing line. The Company will fund its current capital commitments with the proceeds from its initial public offering, which closed in November 2000. In addition to the current capital commitments, substantial further capital expenditures will be required over the next twelve months to increase the total capacity at the Company’s manufacturing facility to its target level of 10 to 14 megawatts for both lines. However, the Company’s current cash, cash equivalents and short-term investments will not be sufficient to fund this capacity expansion or its operations through fiscal year 2003 and, as a result, the Company will need to raise significant additional financing in order to successfully build out its manufacturing capacity and fund its operations. As more fully described in Part I of this report under the heading “Financing Transaction,” on March 21, 2003, the Company entered into a definitive purchase agreement with certain investors to raise $29,475,000 through the issuance of up to approximately 43,200,000 shares of series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of our common stock. Consummation of the transactions contemplated by the purchase agreement is subject to the Company obtaining stockholder approval and other closing conditions. If the Company is able to complete this financing in a timely matter, the Company expects the second manufacturing line to become operational in late 2003 and in 2004. If the Company is not able to complete a financing in a timely manner, the Company will need to implement fundamental changes to its business and operations which will likely include substantially reducing, suspending, or terminating its capacity expansion and substantially reducing its daily operating expenditures from current levels, in which case the Company believes its cash, cash equivalents and short-term investments will then be sufficient to fund its operations through the end of fiscal year 2003.

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

2. Net Income (Loss) per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three month period ended March 31, 2002 and 2003 does not include 1,528,401 and 1,160,225 potential shares of common stock equivalents outstanding at March 31, 2002 and 2003, respectively, as their inclusion would be antidilutive.

3. Inventory

A summary of inventories is as follows:

	December 31,	March 31,
	2002	2003

Raw materials	$1,236,000	$1,268,000
Work-in-process	148,000	175,000
Finished goods	810,000	1,474,000

	$2,194,000	$2,917,000

4. Guarantor Arrangements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The following is a summary of the Company’s agreements that we have determined are within the scope of FIN 45.

Product warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Given the Company’s limited operating history, the Company uses historical industry solar panel failure rates as the basis for the accrued warranty costs during the period. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, material usage or service delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known. Since the Company has a limited operating history and its manufacturing process differs from industry standards, their experience may be different from the industry data used as a basis for its estimate. While the Company’s methodology takes into account these uncertainties, adjustments in future periods may be required as its products mature. The following table summarizes the activity regarding the Company’s warranty accrual during the first quarter of 2003:

Balance at December 31, 2002	$326,000
Accruals for warranties issued during the period	16,000
Settlements made during the period	—

Balance at the end of the period	$342,000

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

The Company has agreed to indemnify, defend and hold harmless each of the purchasers participating in the Company’s pending Series A private placement financing transaction, their affiliates and their respective officers, directors, agents, employees, subsidiaries, partners, members and controlling persons to the fullest extent permitted by law from and against any and all losses, claims or written threats thereof, damages, expenses (including reasonable fees, disbursements and other charges of counsel) resulting from or arising out of the Company’s breach of any representation or warranty, covenant or agreement in the purchase agreement. The Company believes the estimated fair value of this indemnification agreement is minimal.

5. Deferred Compensation and Equity Related Charges

Prior to December 31, 2000, the Company recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the fair market value of the Company’s common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $71,000 and $69,000 for the three months ended March 31, 2002 and 2003, respectively.

6. Stock Based Compensation

The Company applies the accounting provisions of Accounting Principles Board (“APB”) Opinion 25 and related interpretations and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards Board (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company has disclosed herein pro forma net income (loss) in the footnotes using the fair value based method. All stock-based awards to non-employees are accounted for at their fair market value, as calculated using the Black-Scholes model in accordance with SFAS No. 123.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had compensation expense for the employee stock option plan been determined based on the fair value at the grant dates for options granted under the plan consistent with the method of SFAS No. 123, net loss would have been as follows (in thousands, except per share data):

	Period Ended		Period Ended
	March 31, 2002		March 31, 2003

	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per
	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share

Net loss, as reported	$(3,421)	$(0.30)	$(3,225)	$(0.28)
Add: Stock-based employee compensation expense included in reported results	71	0.01	69	0.01
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(294)	(0.03)	(287)	(0.03)

Pro forma net loss	$(3,644)	$(0.32)	$(3,443)	$(0.30)

7. Segment Information

The Company operates as one operating segment. The following table summarizes the Company’s concentration of total revenue:

	Three months ended
	March 31,

	2002	2003

By geography:
U.S. distributors	16%	33%
U.S. Government (research revenue)	21%	26%
Germany	54%	41%
Japan	8%	0%
All other	1%	0%

	100%	100%
By customer:
European distributor	54%	34%
National Institute of Industry Standards (research revenue)	21%	10%
National Renewable Energy Laboratory (research revenue)	0%	16%
All other	25%	40%

	100%	100%

8. Financing Transaction

On March 21, 2003 the Company entered into a Stock and Warrant Purchase Agreement with Perseus 2000, LLC, Nth Power Technologies Fund II, LP, Nth Power Technologies Fund II-A, LP, RockPort Capital Partners, LP, RP Co-Investment Fund I, LP, Micro-Generation Technology Fund, LLC, UVCC Fund II, UVCC II Parallel Fund, LP, Caisse de dépôt et placement du Québec, CDP Capital – Technology Ventures U.S. Fund 2002 LP, Beacon Power Corporation, Massachusetts Technology Park Corporation, Zero Stage Capital VII, LP, Zero Stage Capital (Cayman) VII, LP, Zero Stage Capital SBIC VII, LP, IMPAX Environmental Markets plc, Merrill Lynch New Energy Technology Fund, MLIIF New Energy Fund, PNE Invest Limited, Odyssey Fund, SAM Private Equity Energy Fund LP, SAM Sustainability Private Equity LP and SAM Smart Energy pursuant to which the Company has agreed to issue, and the purchasers have agreed to purchase from the Company, $29,375,000 of Series A convertible preferred stock at a per share purchase price to be calculated as of the closing date. The per share purchase price to be paid for the shares of Series A convertible preferred stock will be 85% of the 60-trading day average closing price of the Company’s common stock for the period ending two trading days prior to the closing date of the private placement. However, in no event will the per share price exceed $1.12 (which is 85% of the 60-trading day average of the closing bid prices of the Company’s common stock for the period ending on March 17, 2003), or be less than $0.68. Additionally, the Company agreed to issue, and Beacon Power Corporation agreed to purchase for a purchase price of $100,000, a warrant to purchase 2,400,000 shares of common stock at an exercise price equal to the per share price of the Series A convertible preferred stock paid by the purchasers, plus $2.25. The shares of Series A convertible preferred stock will be initially convertible into shares of common stock on a 1-to-1 basis (subject to adjustment to account for the payment of dividends, to take into account certain changes to the Company’s capital structure and to account for future dilutive issuances). Depending upon the final per share price paid by the purchasers for such shares, the Series A convertible preferred stock will, when issued, represent between 70% and 79% of the currently issued and outstanding shares of the Company’s capital stock. The closing of the transactions contemplated by the purchase agreement is subject to certain conditions, including, among other things, stockholder approval. Stockholders will vote on the proposals relating to the transactions contemplated by the purchase agreement at our annual meeting of stockholders to be held on May 15, 2003. If approved by stockholders, it is anticipated that the closing of the private placement would occur as soon as practicable thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution readers that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, but not limited to: statements reflecting our expectations regarding the timing, cost, and success of our manufacturing scale-up at our facility in Marlboro, Massachusetts and future manufacturing expansion and production, as well as related financing requirements; future financial performance; our technology and product development, cost and performance; our current and future strategic relationships and future market opportunities; our ability to complete the proposed Series A private placement financing; and our other business and technology strategies and objectives, constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, those risks and uncertainties described in this Quarterly Report and in our other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC’s Web Site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

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

Financing Transaction

On March 21, 2003 the we entered into a Stock and Warrant Purchase Agreement with Perseus 2000, LLC, Nth Power Technologies Fund II, LP, Nth Power Technologies Fund II-A, LP, RockPort Capital Partners, LP, RP Co-Investment Fund I, LP, Micro-Generation Technology Fund, LLC, UVCC Fund II, UVCC II Parallel Fund, LP, Caisse de dépôt et placement du Québec, CDP Capital – Technology Ventures U.S. Fund 2002 LP, Beacon Power Corporation, Massachusetts Technology Park Corporation, Zero Stage Capital VII, LP, Zero Stage Capital (Cayman) VII, LP, Zero Stage Capital SBIC VII, LP, IMPAX Environmental Markets plc, Merrill Lynch New Energy Technology Fund, MLIIF New Energy Fund, PNE Invest Limited, Odyssey Fund, SAM Private Equity Energy Fund LP, SAM Sustainability Private Equity LP and SAM Smart Energy pursuant to which we have agreed to issue, and the purchasers have agreed to purchase from us, $29,375,000 of Series A convertible preferred stock at a per share purchase price to be calculated as of the closing date. The per share purchase price to be paid for the shares of Series A convertible preferred stock will be 85% of the 60-trading day average closing price of our common stock for the period ending two trading days prior to the closing date of the private placement. However, in no event will the per share price exceed $1.12 (which is 85% of the 60-trading day average of the closing bid prices of our common stock for the period ending on March 17, 2003), or be less than $0.68. Additionally, we agreed to issue, and Beacon Power Corporation agreed to purchase for a purchase price of $100,000, a warrant to purchase 2,400,000 shares of common stock at an exercise price equal to the per share price of the Series A convertible preferred stock paid by the purchasers, plus $2.25. The shares of Series A convertible preferred stock will be initially convertible into shares of common stock on a 1-to-1 basis (subject to adjustment to account for the payment of dividends, to take into account certain changes to our capital structure and to account for future dilutive issuances). Depending upon the final per share price paid by the purchasers for such shares, the Series A convertible preferred stock will, when issued, represent between 70% and 79% of the currently issued and outstanding shares of our capital stock. The closing of the transactions contemplated by the purchase agreement is subject to certain conditions, including, among other things, stockholder approval. Stockholders will vote on the proposals relating to the transactions contemplated by the purchase agreement at our annual meeting of stockholders to be held on May 15, 2003. If approved by stockholders, it is anticipated that the closing of the private placement would occur as soon as practicable thereafter.

Interest of Certain Persons in the Matter to Be Acted Upon

Micro-Generation Technology Fund, LLC, UVCC Fund II, and UVCC II Parallel Fund, LP, each of which is an investment entity affiliated with Dr. Robert W. Shaw, Jr., the chairman of our board of directors, have agreed to invest $3.5 million in the aggregate in the private placement in return for shares of Series A convertible preferred stock on terms identical to those afforded to each other purchaser, except that Arete Corporation, as one of the five purchasers who signed the initial term sheet with respect to the private placement, will have the right to designate a member of our board of directors and will be eligible to receive a break-up fee under certain circumstances if the private placement does not close. Dr. Shaw is the President of Arete Corporation, which is the manager of Micro-Generation Technology Fund, LLC. Dr. Shaw is a general partner of Arete Venture Investors II, LP, which is the general partner of UVCC Fund II. Dr. Shaw is also a general partner of Arete Ventures III, LP, which is the general partner of UVCC II Parallel Fund, LP As of March 1, 2003, these entities and others affiliated with Dr. Shaw owned an aggregate of 840,453 shares of our common stock and Dr. Shaw, together with his wife, owned an aggregate of 112,699 additional shares of our common stock in their individual capacities. If the private placement is approved by our stockholders, and if the private placement is consummated, Arete Corporation intends to designate Dr. Shaw as its designee to our board of directors.

Dr. Shaw is a limited partner of Nth Power Management II, LP, the general partner of Nth Power Technologies Fund II, LP, and in such capacity provides advice as requested to this entity. Dr. Shaw does not serve on this entity’s investment committee nor does he have any decision making authority with respect thereto. Dr. Shaw has also agreed to become a member of, and perform comparable services for, Nth Power Management II-A, LLC, the general partner of Nth Power Technologies Fund II-A, LP, and will have a similar advisory role with that entity. As of March 1, 2003, Nth Power Technologies Fund I, LP, an investment entity affiliated with Nth Power, LLC owned 1,016,914 shares of our common stock. Nth Power Technologies Fund II, LP and Nth Power Technologies Fund II-A, LP, each of which is an investment entity affiliated with Nth Power Management II, LP and Nth Power Management II-A, LLC, have agreed to invest $4 million in the aggregate in the private placement in return for shares of Series A convertible preferred stock on terms identical to those afforded to each other purchaser, except that Nth Power Technologies Fund II, LP, as one of the five purchasers who signed the initial term sheet with respect to the private placement, will have the right to designate a member of our board of directors and will be eligible to receive a break-up fee under certain circumstances if the private placement does not close. Dr. Shaw did not participate in the decision of either of the two Nth Power-related entities to invest in the private placement. Nth

Power Technologies Fund II, LP intends to designate Timothy Woodward, a Managing Director of Nth Power, LLC, as its designee to our board of directors.

Dr. Shaw serves as a member of the investment committee of SAM Private Equity Energy Fund LP and SAM Sustainability Private Equity Fund LP and he has a limited partnership interest in SAM Private Equity Energy Fund LP These entities and another affiliated entity, SAM Smart Energy, have agreed to invest $3.25 million in the aggregate in the private placement in return for shares of Series A convertible preferred stock on terms identical to those afforded to each other purchaser. Dr. Shaw recused himself and did not participate in the SAM investment committee decisions to invest in the private placement.

Dr. Shaw has no voting power or dispositive power over any Evergreen shares held by the Nth Power investment entities or the SAM investment entities.

Dr. Shaw, as a result of his relationships with investors in the private placement as described above, may have interests in the private placement that are different from those of other Evergreen stockholders. Dr. Shaw was not a member of, and did not participate in any meetings of our financing committee that negotiated the private placement and did not participate in any discussions with the purchasers concerning the terms of the private placement.

Mason Willrich, one of our directors, was previously affiliated with Nth Power, LLC. From 1996 through December 1999, Mr. Willrich served as a Principal of Nth Power, LLC, a managerial role that entails reviewing investment candidates and participating in day-to-day operations management, and from January 2000 through February 2002, he was a Special Limited Partner of Nth Power, LLC, an advisory role that entailed reviewing investment candidates and providing insights into market trends and opportunities. As of March 1, 2003, Mr. Willrich, together with his wife and a trust entity of which he is the sole trustee, owned an aggregate of 19,503 shares of our common stock. If the private placement is approved by our stockholders, and if the private placement is consummated, Mr. Willrich intends to resign from our board.

Mr. Willrich, as a result of his relationship with an investor in the private placement as described above, may have interests in the private placement that are different from those of other Evergreen stockholders. Mr. Willrich was not a member of, and did not participate in any meetings of our financing committee that negotiated the terms of the private placement and did not participate in any discussions with the purchasers concerning the terms of the private placement.

Results of Operations

Product revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. Product revenues represented 80% of total revenues for the three month period ended March 31, 2002 and 74% of total revenues for the three month period ended March 31, 2003. International product sales accounted for approximately 79% and 57% of total product revenues for the three month period ended March 31, 2002, and 2003, respectively. Product sales to a German distributor accounted for approximately 68% and 48% of total product revenue for the three months ended March 31, 2002 and March 31, 2003, respectively. Product sales to two U.S. distributors and another German distributor accounted for 13%, 11%, and 10% of total product revenue for the three months ended March 31, 2003, respectively. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all product revenues are denominated in United States dollars. Foreign exchange rate fluctuations have impacted the relative competitiveness of our products in other markets, but we have not had any direct foreign exchange exposure.

Research revenues. Research revenues consist of revenues from various state and federal government agencies to fund our ongoing research, development, testing and enhancement of our products and manufacturing technology. Our current intention is not to pursue contracts that are not part of our ongoing research activities. We recognize research revenues as services are rendered.

Cost of product revenues. Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent, royalties on licensed technology, warranty costs, and other support expenses associated with the manufacture of our solar power products. We expect to continue to experience costs in excess of product revenues unless we are able to achieve greater manufacturing efficiencies, higher yields, and higher production levels.

Research and development expenses, including cost of research revenues. Research and development expenses, including cost of research revenues, consist primarily of salaries and related personnel costs, consulting expenses, and prototype costs related to the design, development, testing and enhancement of our products and manufacturing technology. We expense our research and development expenses as incurred. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers. As a result, we expect that our total research and development expenses will increase in the future. We currently have two active research contracts with total estimated revenues of approximately $5.0 million, $2.75 million of which has been authorized by the sponsoring agencies and $2.5 million of which has been recorded as revenue as of March 31, 2003. We expect the remaining $2.5 million of revenue will be recognized somewhat ratably over the remaining life of each of the contracts, which expire on October 31, 2003 and May 31, 2005.

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

Stock-based compensation expense. Prior to December 31, 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the fair market value of our common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $71,000 and $69,000 for the three months ended March 31, 2002 and 2003, respectively.

Net interest income. Net interest income consists primarily of interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any bond premium amortization.

Comparison of Three Months Ended March 31, 2002 and 2003

Revenues. Our product revenues for the three months ended March 31, 2003 were $1.1 million, an increase of $154,000, or 17%, from $913,000 for the same period in 2002. The increase in product revenues was due to the increased production capacity of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the three months ended March 31, 2003 were $381,000, an increase of $145,000, or 61%, from $236,000 for the same period in 2002. The increase in research revenues reflects revenue recognized on a newly awarded research contract with the National Renewable Energy Laboratory (“NREL”).

Cost of product revenues. Our cost of product revenues for the three months ended March 31, 2003 was $2.7 million, a decrease of $238,000, or 8%, from $2.9 million for the same period in 2002. Most of the decrease was due to a reduction in payments to subcontractors associated with the completion of the scale up of our first production line at our Marlboro manufacturing facility, and improved manufacturing costs of our solar panel products.

Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the three months ended March 31, 2003 were $713,000, a decrease of $141,000, or 17%, from $854,000 for the same period in 2002. The decrease was due primarily to a reduction in costs incurred for payments to subcontractors providing research activities associated with one of our government contracts.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended March 31, 2003 were $1.3 million, an increase of $263,000, or 25%, from $1.1 million for the same period in 2002. Approximately 30% of the increase was due to increased insurance costs, approximately 20% of the increase was due to additional professional fees, approximately 25% of the increase was due to costs associated with the operations of our European sales office in Berlin, Germany, and the remainder of the increase was due to increases in sales and marketing activities.

Stock-based compensation expense. Prior to December 31, 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the fair market value of our common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $69,000 for the three months ended March 31, 2003 and $71,000 for the three months ended March 31, 2002. We expect to recognize total stock-based compensation expense for past grants of approximately $270,000 for the year ending December 31, 2003 and approximately $70,000 for the year ending December 31, 2004.

Our stock-based compensation expense for the three months ended March 31, 2003 was $69,000, a decrease of $2,000 from the same period in 2002. The expense in the three months ended March 31, 2003 and 2002 was due to amortization relating to options granted in 1999 and 2000.

Net interest income. Our interest income for the three months ended March 31, 2003 was $23,000, a decrease of $219,000, or 91%, from $242,000 for the same period in 2002. The decrease in interest income was due to declining cash and investment balances resulting from capital equipment purchases and funding of operations.

Other comprehensive loss. Our other comprehensive loss for the three months ended March 31, 2003 was $6,000, compared to $94,000 for the same period in 2002. For the three months ended March 31, 2003, our other comprehensive income included unrealized gains and losses on marketable securities.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and, to a lesser extent, research and product revenues. At March 31, 2003, we had working capital of $9.4 million, including cash, cash equivalents and short-term investments of $5.6 million.

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2003, as compared to $3.7 million for the three months ended March 31, 2002. The decrease in net cash used in operating activities was primarily due to a decrease in our net loss combined with a decrease in accounts receivable. For the first quarter in 2003, Days Sales Outstanding (DSO) was approximately 93 days, versus approximately 111 days as of December 31, 2002. The decrease in DSO was due mainly to significant cash receipts during the first quarter of 2003 related to sales originated in the fourth quarter of 2002. Product sales to customers can fluctuate widely month-to-month, and depending on when sales occur during the quarter, DSO can fluctuate significantly quarter-to-quarter.

Net cash provided by investing activities was $4.4 million for the three months ended March 31, 2003, as compared to $1.8 million for the three months ended March 31, 2002. Net cash was provided by selling or maturity of short-term investments as required to fund operations offset by purchases of equipment associated with the build-out of our Marlboro manufacturing facility.

Net cash used in financing activities was $213,000 for the three months ended March 31, 2003, as compared to net cash provided by financing activities of $2,000 for the three months ended March 31, 2002. The cash used in financing activities represents costs associated with our pending Series A private placement financing transaction (which had not closed as of March 31, 2003), and are recorded in other current assets until the closing of the pending financing transaction. The cash provided by financing activities represents proceeds from common stock shares issued under our Employee Stock Purchase Plan, and proceeds from the exercise of options to purchase common stock.

Capital expenditures were $538,000 for the three months ended March 31, 2003, as compared to $232,000 for the three months ended March 31, 2002. Capital expenditures for the three months ended March 31, 2003 were primarily for equipment needed for our manufacturing facility. As of March 31, 2003, our outstanding commitments for capital expenditures were approximately $1.5 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our manufacturing facility. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. During the first part of 2002, we began engineering and authorized capital expenditures for equipment for a second manufacturing line. We have also entered into agreements to purchase some of the longer-lead time equipment that is planned for the second manufacturing line. We will fund our current capital commitments with the proceeds from our initial public offering, which closed in November 2000. In addition to the current capital commitments, substantial further capital expenditures will be required over the next twelve to eighteen months to increase the capacity at our manufacturing facility to our target level of 10 to 14 megawatts for both lines. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund this capacity expansion or our operations (as presently conducted) through fiscal year 2003 and, as a result, we will need to raise significant additional financing in order to successfully build out our manufacturing capacity and fund our operations. As more fully described in Part I of this report under the heading “Financing Transaction,” on March 21, 2003, we entered into a definitive purchase agreement with certain investors to raise $29,475,000 through the issuance of up to a maximum of approximately 43,200,000 shares of Series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of our common stock. Consummation of the transactions contemplated by the purchase agreement is subject to obtaining stockholder approval and other closing conditions. If we are able to complete this financing in a timely manner, we expect the second manufacturing line to become operational in late 2003 and in 2004. If we are not able to complete a financing in a timely manner, we will need to implement fundamental changes to our business and operations which will likely include substantially reducing, suspending, or terminating our capacity expansion and substantially reducing our daily operating expenditures from current levels, in which case we believe our cash, cash equivalents and short-term investments will then be sufficient to fund our operations through the end of fiscal year 2003.

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

We currently do not have any special purpose entities or off-balance sheet financing arrangements. As of March 31, 2003, our cash commitments, as disclosed in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, have not significantly changed.

Certain Factors Which May Affect Future Results

Risks Relating to Our Financial Results

Evaluating our business and future prospects may be difficult due to our limited operating history.

We are at an early stage of development and there is limited historical information available upon which you can base your evaluation of our business and prospects. We were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products. Although we began shipping product from our pilot manufacturing facility in 1997, the primary objective of our pilot production line was the technical development and further refinement of our String Ribbon technology and related manufacturing processes. We shipped our first commercial products from our Marlboro manufacturing facility in June 2001. We have shipped only a limited number of solar power panels and have recognized limited revenues since our inception.

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

Since our inception, we have incurred significant net losses, including net losses of $3.2 million for the three month period ended March 31, 2003. As a result of ongoing operating losses, we had a cumulative net loss of $44.6 million as of March 31, 2003. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to: expand our manufacturing operations, develop our distribution network, continue to research and develop our products and manufacturing technologies, implement internal systems and infrastructure in conjunction with our growth and hire additional personnel.

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

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold over 30,000 solar panels since 1997, none of these panels has been operating more than six years, and over 50% of them have been operating less than one year. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective product. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. Through March 31, 2003, we sold our solar power products to approximately 20 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

From our inception through March 31, 2003, approximately 61% of our product sales have been made to resellers outside North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will continue to be significant. We will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

From our inception through March 31, 2003, our three largest resellers accounted for approximately 68% of our product sales and our 10 largest resellers accounted for approximately 88% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

We generally do not obtain long-term contracts or purchase orders prior to the production of our solar power products. Instead, we rely on forecasts to determine the timing of our production schedules and the volume and mix of product to be manufactured. The level and timing of orders placed by our resellers may vary for many reasons. As a result, at any particular time, we may not have enough inventory to meet demand or we may have excess inventory, each of which could negatively impact our operating results. In addition, as we manufacture more solar power products without related purchase orders, we increase our risk of loss of revenues due to the obsolescence of products held in inventory for which we have already incurred production costs.

The success of our business depends on the continuing contributions of our key personnel and our ability to attract and retain new qualified employees in a competitive labor market.

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Mark A. Farber, our Chief Executive Officer, President and a director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 131 employees as of March 31, 2003, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 26% for the three month period ended March 31, 2003. We currently have two active research contracts with total estimated revenues of approximately $5.0 million, $2.75 million of which has been authorized by the sponsoring agencies and $2.5 million of which has been recorded as revenue as of March 31, 2003. The remaining $2.5 million of revenue will be recognized over the remaining life of each of the contracts, which expire on October 31, 2003 and May 31, 2005. These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies.

In addition, contracts involving government agencies may be terminated at the convenience of the agency. Other risks include potential disclosure of our confidential information to third parties and the exercise of “march-in” rights by the government. Our government-sponsored research contracts require that we provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of our sensitive confidential information. March-in rights refer to the right of the United States government or government agency to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology, because action is necessary to alleviate health or safety needs, or to meet requirements of federal regulations, or to give the United States industry preference. Funding from government contracts also may limit when and how we can deploy our technology developed under those contracts.

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

As of April 25, 2003, our executive officers, directors and entities affiliated with them controlled approximately 18% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations. If we complete the financing transaction as described in this report, our executive officers, directors and entities affiliated with them would control up to approximately 56% of our common stock on an as converted basis.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. If the financing transaction described in Part I of this report under the heading “Financing Transaction” is consummated, our current stockholders will experience significant dilution as the result of the conversion of the Series A convertible preferred stock and exercise of the warrant to be issued in the financing transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We do not use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

Foreign Currency Exchange Rate Risk

All of our sales are currently denominated in United States dollars. Accordingly, we have not been materially exposed to fluctuations in currency exchange rates. However, since we sell a significant portion of our products internationally, the relative competitiveness of our products is impacted by foreign currency exchange rates. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 31, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file number 333-43140), relating to the initial public offering of 3,000,000 shares of our common stock, $.01 par value per share, at a price to the public of $14.00 per share. The offering commenced on November 2, 2000 and closed on November 7, 2000. The aggregate offering price to the public of the initial public offering was $42,000,000. The proceeds to us, net of underwriting discounts and commissions of $2,940,000 and offering expenses of approximately $1,310,000, was approximately $37.7 million. Through March 31, 2003, approximately $32.1 million of the net offering proceeds was spent, of which approximately $8.2 million was spent on capital equipment and the remainder on general operations. We have invested all of the remaining proceeds in investment grade, interest-bearing securities. Other than salaries paid to our officers in the ordinary course of business, none of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities, or any of our affiliates.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

During the quarter ended March 31, 2003, the Company filed a report on Form 8-K dated March 24, 2003, reporting information under Item 5 relating to the proposed Series A private placement financing transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: May 14, 2003
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

Date: May 14, 2003

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

Date: May 14, 2003
/s/ Richard G. Chleboski

Richard G. Chleboski
Chief Financial Officer