Form 10-Q
period 2003-06-30
EVERGREEN SOLAR INC
filed 2003-08-12
CIK 947397

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-31687

EVERGREEN SOLAR, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	04-3242254
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

Yes __X__      No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ____     No __X__

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2003 there were 11,411,646 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
Item 2. Changes in Securities and Use Of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
EX-10.1 Indemnification Agreement-Tim Woodward
EX-10.2 Indemnification Agreement-Philip Deutch
EX-10.3 Indemnification Agreement-Charles McDermot
EX-10.4 Indemnification Agreement-Lue Charron
EX-31.1 Section 302 Certification-CEO
EX-31.2 Section 302 Certification-CFO
EX-32.1 Section 906 Certification-CEO
EX-32.2 Section 906 Certification-CFO

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$12,058	$1,194
Marketable securities	17,138	7,289
Accounts receivable, net of allowance for doubtful accounts of $230 and $140 at December 31, 2003 and June 30, 2002, respectively	2,995	2,848
Interest receivable	178	57
Inventory	2,158	2,194
Other current assets	698	1,012

Total current assets	35,225	14,594
Restricted cash	414	464
Fixed assets, net	18,617	16,905

Total assets	$54,256	$31,963

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$881	$861
Accrued employee compensation	570	569
Accrued warranty	376	326
Other accrued expenses	216	294

Total current liabilities	2,043	2,050

Convertible preferred stock
Series A, $.01 par value, 26,227,668 and none shares authorized, 26,227,668 and none issued and outstanding at June 30, 2003 and December 31, 2002, respectively	29,742	—

Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 and 30,000,000 shares authorized, 11,411,646 and 11,410,826 issued and outstanding at June 30, 2003
and December 31, 2002, respectively	114	114
Additional paid-in capital	70,513	71,508
Accumulated other comprehensive income (loss)	(54)	7
Accumulated deficit	(47,880)	(41,356)
Deferred compensation	(222)	(360)

Total stockholders’ equity	22,471	29,913

Total liabilities, convertible preferred stock and stockholders’ equity	$54,256	$31,963

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Product revenues	$2,659	$1,075	$3,727	$1,988
Research revenues	508	207	889	443

Total revenues	3,167	1,282	4,616	2,431
Operating expenses:
Cost of product revenues	4,242	2,791	6,907	5,695
Research and development expenses, including costs of research revenues	1,072	989	1,786	1,842
Selling, general and administrative expenses	1,202	1,187	2,521	2,243

Total operating expenses	6,516	4,967	11,214	9,780

Operating loss	(3,349)	(3,685)	(6,598)	(7,349)
Interest income, net	50	210	74	452

Net loss	(3,299)	(3,475)	(6,524)	(6,897)
Accretion of Series A convertible preferred stock	(12,055)	—	(12,055)	—

Net loss attributed to common stockholders	(15,354)	(3,475)	(18,579)	(6,897)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(55)	(62)	(61)	93

Comprehensive loss	$(15,409)	$(3,537)	$(18,640)	$(6,804)

Net loss per common share (basic and diluted)	$(1.35)	$(0.30)	$(1.63)	$(0.60)
Weighted average shares used in computing basic and diluted net loss per common share	11,412	11,404	11,411	11,401

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(6,524)	$(6,897)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,023	990
Bad debt expense	83	62
Amortization of bond premiums	50	164
Write-off of fixed assets	—	43
Issuance of stock options to consultants	37	—
Compensation expense associated with employee stock options	138	143

Changes in operating assets and liabilities:
Inventory	36	(1,027)
Other current assets	314	(14)
Interest receivable	(121)	137
Accounts receivable	(230)	(880)
Accounts payable	20	(174)
Accrued expenses	57	138

Net cash used in operating activities	(5,117)	(7,315)

Cash flows from investing activities:
Purchases of fixed assets	(2,735)	(665)
Restricted cash	50	—
Purchases of marketable securities	(17,211)	(5,092)
Proceeds from sale and maturity of marketable securities	7,251	11,304

Net cash provided by (used in) investing activites	(12,645)	5,547

Cash flows from financing activities:
Financing costs on issuance of Series A convertible preferred stock	(849)	—
Proceeds from the issuance of Series A convertible preferred stock	29,375	—
Proceeds from the issuance of common stock warrant	100
Proceeds from the exercise of stock options and warrants	—	7

Net cash flow provided by financing activities	28,626	7

Net increase (decrease) in cash and cash equivalents	10,864	(1,761)
Cash and cash equivalents at beginning of period	1,194	2,554

Cash and cash equivalents at end of period	$12,058	$793

Supplemental cash flow information:
Taxes paid	13	14
Non-cash Series A convertible preferred stock dividends earned	367	—

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1.     Basis of Presentation

The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2002. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 27, 2003. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002, and the cash flows for the three and six month periods ended June 30, 2003 and 2002. The balance sheet at December 31, 2002 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2003.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research and product revenues. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. As more fully described in Note 8 “Stockholders Equity,” on May 15, 2003, the Company consummated the private placement transaction contemplated by the purchase agreement entered into on March 21, 2003 with certain investors to raise $29,475,000 through the issuance of 26,227,668 shares of Series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of common stock. The proceeds to the Company, net of financing expenses of approximately $849,000, were approximately $28.6 million. The Company expects to use the net proceeds from this transaction to fund the construction of the second manufacturing line and other operations of the Company. The Company expects portions of the second manufacturing line to become operational in late 2003 and that it will be completed in 2004. As of June 30, 2003, our outstanding commitments for capital expenditures were approximately $4.5 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our manufacturing facility. In addition to the current capital commitments, substantial further capital expenditures will be required over the next twelve to eighteen months to increase the capacity at our manufacturing facility to our target level of 10 to 14 megawatts for both lines.

The Company may need additional financing to execute its business plan if the Company needs to respond to business contingencies such as the need to enhance its operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. The Company does not know whether it will be able to raise additional financing on favorable financing terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

2. Net Income (Loss) per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three and six month periods ended June 30, 2002 and 2003 does not include 1,549,589 and 30,520,239 potential shares of common stock equivalents outstanding at June 30, 2002 and 2003, respectively, as their inclusion would be antidilutive.

3. Inventory

     A summary of inventories is as follows:

	June 30,	December 31,
	2003	2002

Raw materials	$1,143,000	$1,236,000
Work-in-process	89,000	148,000
Finished goods	926,000	810,000

	$2,158,000	$2,194,000

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

Product warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Given the Company’s limited operating history, the Company uses historical industry solar panel failure rates as the basis for the accrued warranty costs during the period. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, material usage or service delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known. Since the Company has a limited operating history and its manufacturing process differs from industry standards, their experience may be different from the industry data used as a basis for its estimate. While the Company’s methodology takes into account these uncertainties, adjustments in future periods may be required as its products mature. The following table summarizes the activity regarding the Company’s warranty accrual during the first half of 2003:

Balance at December 31, 2002	$326,000
Accruals for warranties issued during the period	50,000
Settlements made during the period	—

Balance at the end of the period	$376,000

Indemnification agreements

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, directors and officers. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements under certain circumstances may be unlimited. However, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Furthermore, the Company has a Director and Officer insurance policy pursuant to which the Company may recover all or a portion of amounts it pays to directors and officers under their indemnification agreements. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company believes the estimated fair value of agreements with parties other than its directors and officers is minimal as well.

The Company agreed to indemnify, defend and hold harmless each of the purchasers participating in the Company’s Series A private placement financing transaction, their affiliates and their respective officers, directors, agents, employees, subsidiaries, partners, members and controlling persons to the fullest extent permitted by law from and against any and all losses, claims or written threats thereof, damages, expenses (including reasonable fees, disbursements and other charges of counsel) resulting from or arising out of the Company’s breach of any representation or warranty, covenant or agreement in the purchase agreement. The Company believes the estimated fair value of this indemnification agreement is minimal.

5. Deferred Compensation and Equity Related Charges

Prior to December 31, 2000, the Company recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the fair market value of the Company’s common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $143,000 and $138,000 for the six months ended June 30, 2002 and 2003, respectively.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had compensation expense for the employee stock option plan been determined based on the fair value at the grant dates for options granted under the plan consistent with the method of SFAS No. 123, net loss would have been as follows (in thousands, except per share data):

		Three Months Ended				Six Months Ended

	June 30, 2002		June 30, 2003		June 30, 2002		June 30, 2003

	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per	Attributable	Per	Attributable	Per
	To Common	Common	To Common	Common	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share	Stockholders	Share	Stockholders	Share

Net loss attributed to common stockholders, as reported	$(3,475)	$(0.30)	$(15,354)	$(1.35)	$(6,897)	$(0.60)	$(18,579)	$(1.63)
Add: Stock-based employee compensation expense included in reported results	72	0.01	69	0.01	143	0.01	138	0.01
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(279)	(0.02)	(291)	(0.03)	(573)	(0.05)	(578)	(0.05)

Pro forma net loss attributed to common stockholders	$(3,682)	$(0.31)	$(15,576)	$(1.37)	$(7,327)	$(0.64)	$(19,019)	$(1.67)

7. Segment Information

The Company operates as one operating segment. The following table summarizes the Company’s concentration of total revenue:

	Six Months Ended
	June 30,

	2002	2003

By geography:
U.S. distributors	31%	19%
U.S. Government (research revenue)	18%	19%
Germany	33%	54%
Japan	7%	0%
All other	11%	8%

	100%	100%
By customer:
European distributor	33%	45%
National Institute of Industry Standards (research revenue)	18%	9%
National Renewable Energy Laboratory (research revenue)	0%	10%
All other	49%	36%

	100%	100%

8. Stockholders Equity

The Company has two classes of capital stock: common and preferred. In May 2003, the Company increased the number of authorized shares of common stock to 70,000,000. At June 30, 2003, 7,650,000 shares of common stock were authorized for issuance under the Company’s 2000 Stock Option Plan and 40,000,000 shares were reserved for issuance upon conversion of Series A convertible preferred stock and upon exercise of a warrant issued to Beacon Power Corporation.

In May 2003, the Company increased the number of authorized shares of preferred stock to 27,227,668, of which 26,227,668 shares were designated Series A convertible preferred stock. On May 15, 2003, the Company consummated the transaction contemplated by a Stock and Warrant Purchase Agreement which was entered into on March 21, 2003 with Perseus 2000, L.L.C., Nth Power Technologies Fund II, LP, Nth Power Technologies Fund II-A, LP, RockPort Capital Partners, L.P., RP Co-Investment Fund, I, Micro-Generation Technology Fund, LLC, UVCC Fund II, UVCC II Parallel Fund, L.P., Caisse de depot et placement du Quebec, CDP Capital — Technology Ventures U.S. Fund 2002 L.P., Beacon Power Corporation, Massachusetts Technology Park Corporation, Zero Stage Capital VII, L.P., Zero Stage Capital (Cayman) VII, L.P., Zero Stage Capital SBIC VII, L.P., IMPAX Environmental Markets plc, Merrill Lynch New Energy Technology Plc, MLIIF New Energy Fund, PNE Invest Limited, Odyssey Fund, SAM Private Equity Energy Fund LP, SAM Sustainability Private Equity LP and SAM Smart Energy. As a result of the consummation of this transaction, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at a per share exercise price equal to $3.37, for $100,000. A total of $29,475,000 was raised as a result of the consummation of the transaction. The proceeds to the Company, net of financing expenses of approximately $849,000, was approximately $28.6 million for the transaction. The shares of Series A convertible preferred stock were initially convertible into shares of common stock on a 1-to-1 basis which is subject to adjustment to account for the payment of dividends, to take into account certain changes to our capital structure and to account for future dilutive issuances. As a condition to the obligation of the purchasers to consummate the financing transaction, the Company agreed to register for resale the shares of common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrant.

As a result of the Series A convertible preferred stock financing, accretion of $12.1 million was recognized. The sources of the discounts on issuance requiring this accretion charge are summarized in the following table:

Beneficial conversion feature	$10,314,000
Proceeds allocated to the fair value of common stock warrant	525,000
Preferred stock dividend through June 30, 2003	367,000
Financing costs	849,000

Total preferred stock accretion	$12,055,000

The difference between the issuance price of the Series A convertible preferred stock and the fair value of our common stock on the date of issuance of the Series A convertible preferred stock resulted in a beneficial conversion feature totaling approximately $10.3 million, which was calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

The total proceeds of $1.1 million from Beacon Power Corporation were allocated between the Series A convertible preferred stock (approximately $475,000) and the warrant (approximately $625,000) based on their relative fair values. The value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of approximately 2% and a term of three years. The difference between the proceeds allocated to the relative fair value of the warrant, $625,000, and the amount paid for the warrant, $100,000, or $525,000 was included in the accretion charge of $12.1 million for the quarter ended June 30, 2003.

Liquidation Preference of Series A Convertible Preferred Stock

In the event of voluntary or involuntary liquidation under applicable bankruptcy or reorganization legislation, dissolution or winding up, the holders of shares of Series A convertible preferred stock will be paid in cash for each share of Series A convertible preferred stock held thereby, out of the Company’s assets legally available for distribution to stockholders, before any payment or distribution is made to any other class or series of the Company’s capital stock, an amount equal to the greater of (i) the sum of (x) the Accreted Value of each share of Series A convertible preferred stock as of such date, plus (y) all dividends accrued since the previous Compounding Date, or (ii) the aggregate amount then payable with respect to the number of shares of common stock into which such share of Series A convertible preferred stock is convertible immediately prior to such liquidation event. The liquidation preference of the Series A convertible preferred stock initially will be the purchase price per share paid by the purchasers for the Series A convertible preferred stock of $1.12, subject to adjustment.

In the event of the merger, consolidation or sale of all or substantially all of our assets or in the event of certain other change of control transactions, the holders of shares of Series A convertible preferred stock will be paid for each share of Series A convertible preferred stock held thereby, before any payment or distribution is made to any other class or series of our capital stock, an amount equal to the greater of (i) the sum of the Accreted Value of each share of Series A convertible preferred stock as of such date, plus all dividends accrued since the previous Compounding Date, or (ii) the aggregate amount payable in the applicable change of control transaction with respect to the number of shares of our common stock into which a share of Series A convertible preferred stock is convertible immediately prior to the consummation of the change of control transaction. If the assets available for distribution to the holders of shares of Series A convertible preferred stock are insufficient to permit payment in full to the holders thereof of the amount described above, then all of the assets available for distribution to holders of shares of Series A convertible preferred stock will be distributed among and paid to those holders ratably in proportion to the amounts that would be payable to those holders if such assets were sufficient to permit payment in full. Any liquidation payment due upon a change of control transaction will be paid in the form of consideration paid in such change of control transaction on the closing date of the transaction.

“Accreted Value” means, as of any date, with respect to each share of Series A convertible preferred stock, the purchase price paid for such share, plus the amount of dividends that have accrued and compounded and have been added thereto to such date pursuant to the terms of the Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock. “Compounding Date” means March 31, June 30, September 30 or December 31 of each year, each of which is a date upon which holders of shares of Series A convertible preferred stock are entitled to receive cumulative dividends quarterly in arrears.

Dividend Rights of Series A Convertible Preferred Stock

Shares of Series A convertible preferred stock pay a compounding dividend of 10% per annum, paid quarterly, in cash, or at the Company’s election to be added to the liquidation preference of the Series A convertible preferred stock on a quarterly basis, which would result in an increase in the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock. For the quarter ended June 30, 2003, a total of $367,188 in dividends had accrued on the outstanding Series A convertible preferred stock, which the Company elected to add to the liquidation preference of the Series A convertible preferred stock. Subject to changes in business conditions, the Company presently anticipates that the dividend will be added to the liquidation preference for the foreseeable future.

Conversion of Series A Convertible Preferred Stock

The holders of shares of Series A convertible preferred stock are entitled to convert their shares into common stock at any time. The number of shares of common stock issuable upon the conversion of a share of Series A convertible

ITEM 2. MANAGEMENT’S DISCUSSION

preferred stock is equal to the product of (x) the number of shares of Series A convertible preferred stock to be converted and (y) the quotient obtained by dividing the sum of the Accreted Value, plus all dividends accrued since the previous Compounding Date by the conversion price per share of the Series A convertible preferred stock, which conversion price initially was $1.12.

The applicable conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events. Additionally, the Series A convertible preferred stock provides for full-ratchet anti-dilution protection, subject to standard exceptions, with respect to the issuance of the Company’s capital stock at a purchase price per share which is below the conversion price of the Series A convertible preferred stock then in effect. If, on any date after May 15, 2005, the average market price for a share of common stock for the trailing 180 consecutive trading days is at least $7.50 (subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events), then the Company may elect, at its option, to convert all, but not less than all, of the outstanding shares of Series A convertible preferred stock into the number of shares of common stock as is equal to the product of (x) the number of shares of Series A convertible preferred stock to be converted and (y) the quotient obtained by dividing the sum of (i) $1.12 and (ii) all accrued and unpaid dividends on such shares by the then applicable conversion price.

Voting Rights of Series A Convertible Preferred Stock

     Holders of the Series A convertible preferred stock will have the right to vote on all matters that the holders of common stock vote on, voting together with the holders of common stock as single class. Each share of Series A convertible preferred stock will be entitled to the number of votes as is equal to the number of shares of the Company’s common stock into which it is convertible. However, the maximum number of votes to which a share of Series A convertible preferred stock will be entitled is capped at 0.7417, subject to adjustment to reflect stock splits, stock dividends, recapitalizations and the like.

Preemptive Rights of Series A Convertible Preferred Stock

For so long as 5,350,000 of the shares of Series A convertible preferred stock remain outstanding, subject to adjustment to reflect stock splits, stock dividends, recapitalizations and the like, the purchasers will have preemptive rights for any private placement of equity securities by the Company.

9. Warrants

In connection with the Series A convertible preferred stock financing transaction (described in Note 8), Beacon Power Corporation purchased a warrant for $100,000, which is exercisable for 2,400,000 shares of the Company’s common stock at an exercise price of $3.37 per share. The warrant issued to Beacon Power Corporation will be exercisable in whole (and not in part) at any time prior to May 14, 2006 and may not be exercised on a cashless basis. Additionally, Beacon Power Corporation purchased 892,857 shares of Series A convertible preferred stock for $1,000,000. The total proceeds of $1.1 million from Beacon Power Corporation were allocated between the Series A convertible preferred stock (approximately $475,000) and the warrant (approximately $625,000) based on their relative fair values. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of approximately 2% and a term of three years. The difference between the proceeds allocated to the relative fair value of the warrant, $625,000, and the amount paid for the warrant, $100,000, or $525,000 was included in the accretion charge of $12.1 million for the quarter ended June 30, 2003.

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

Financing Transaction

On May 15, 2003, we consummated a private placement financing transaction with Perseus 2000, L.L.C., Nth Power Technologies Fund II, LP, Nth Power Technologies Fund II-A, LP, RockPort Capital Partners, L.P., RP Co-Investment Fund, I, Micro-Generation Technology Fund, LLC, UVCC Fund II, UVCC II Parallel Fund, L.P., Caisse de depot et placement du Quebec, CDP Capital — Technology Ventures U.S. Fund 2002 L.P., Beacon Power Corporation, Massachusetts Technology Park Corporation, Zero Stage Capital VII, L.P., Zero Stage Capital (Cayman) VII, L.P., Zero Stage Capital SBIC VII, L.P., IMPAX Environmental Markets plc, Merrill Lynch New Energy Technology Plc, MLIIF New Energy Fund, PNE Invest Limited, Odyssey Fund, SAM Private Equity Energy Fund LP, SAM Sustainability Private Equity LP and SAM Smart Energy. As a result of the consummation of this transaction, on May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at an exercise price equal to $3.37 per share. A total of $29,475,000 was raised as a result of the consummation of the transaction. The proceeds to us, net of financing expenses of approximately $849,000, were approximately $28.6 million. The shares of Series A convertible preferred stock were initially convertible into shares of common stock on a 1-to-1 basis which is subject to adjustment to account for the payment of dividends, to take into account certain changes to our capital structure and to account for future dilutive issuances. As a condition to the obligation of the purchasers to consummate the financing transaction, we agreed to register for resale the shares of common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrant.

Results of Operations

Product revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. Product revenues represented 81% of total revenues for the six month period ended June 30, 2003 and 82% of total revenues for the six month period ended June 30, 2002. International product sales accounted for approximately 76% and 58% of total product revenues for the six month periods ended June 30, 2003, and 2002, respectively. Product sales to a German distributor accounted for approximately 55% and 22% of total product revenue for the six months ended June 30, 2003 and June 30, 2002, respectively. Product sales to a U.S. distributor accounted for 6% and 15% of total product revenue for the six months ended June 30, 2003 and 2002, respectively. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all product revenues are denominated in United States dollars. Foreign exchange rate fluctuations have impacted the relative competitiveness of our products in other markets, but we have not had any direct foreign exchange exposure relating to our sales. However, market conditions in the future may require us to denominate a portion of our sales in local currencies, which could further expose us to foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

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

Research and development expenses, including cost of research revenues. Research and development expenses, including cost of research revenues, consist primarily of salaries and related personnel costs, consulting expenses, and prototype costs related to the design, development, testing and enhancement of our products and manufacturing technology. We expense our research and development expenses as incurred. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers. As a result, we expect that our total research and development expenses will increase in the future. We currently have two active research contracts with total estimated revenues of approximately $5.0 million, $3.5 million of which has been authorized by the sponsoring agencies and $3.0 million of which has been recorded as revenue as of June 30, 2003. We expect the remaining $2.0 million of revenue will be recognized somewhat ratably over the remaining life of each of the contracts, which expire on October 31, 2003 and May 31, 2005.

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

Interest income, net. Net interest income consists primarily of interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any bond premium amortization.

Comparison of Three Months Ended June 30, 2002 and 2003

Revenues. Our product revenues for the three months ended June 30, 2003 were $2.7 million, an increase of $1.6 million, or 147%, from $1.1 million for the same period in 2002. The increase in product revenues was due to the increased production capacity of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the three months ended June 30, 2003 were $508,000, an increase of $301,000, or 145%, from $207,000 for the same period in 2002. The increase in research revenues reflects revenue recognized on a research contract with the National Renewable Energy Laboratory (“NREL”) awarded in late 2002.

Cost of product revenues. Our cost of product revenues for the three months ended June 30, 2003 was $4.2 million, an increase of $1.4 million, or 52%, from $2.8 million for the same period in 2002. Most of the increase was due to an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the three months ended June 30, 2003 was –60% versus -160% for the same period in 2002. Product gross margin improved due primarily to yield and efficiency improvements associated with the scale-up of our manufacturing line. Due to the relatively large component of fixed costs and scale-up of our production, product gross margins will still be highly dependent on sales volumes. Therefore, we do not expect substantial improvements in product gross margin until we realize capacity increases associated with the completion of our second manufacturing line, expected in the first half of 2004.

Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the three months ended June 30, 2003 were $1.1 million, an increase of $83,000, or 8%, from $989,000 for the same period in 2002. The increase was due primarily to increased activity associated with our two active government contracts, as more costs were incurred for payment to subcontractors providing research services as well as for added personnel.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended June 30, 2003 were $1.2 million, an increase of $15,000, or 1%, from $1.2 million for the same period in 2002. The increase was primarily due to increased insurance costs and increased costs associated with sales and marketing initiatives. These costs were offset partially by decreases in administrative professional fees and occupancy costs.

Interest income, net. Our net interest income for the three months ended June 30, 2003 was $50,000, a decrease of $160,000, or 76%, from $210,000 for the same period in 2002. The decrease in interest income was due to declining cash and investment balances for most of the period resulting from capital equipment purchases and funding of operations.

Accretion of preferred stock. On May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at an exercise price equal to $3.37 per share. A total of $29,475,000 was raised as a result of the consummation of the transaction, which was partially offset by financing costs of $849,000. As a result of the preferred stock financing, accretion of $12.1 million was recognized. The sources of the discounts on issuance requiring this accretion charge are summarized in the following table:

Beneficial conversion feature	$10,314,000
Proceeds allocated to the fair value of common stock warrant	525,000
Preferred stock dividend through June 30, 2003	367,000
Financing costs	849,000

Total preferred stock accretion	$12,055,000

The difference between the issuance price of the Series A convertible preferred stock and the fair value of our common stock on the date of issuance of the Series A convertible preferred stock resulted in a beneficial conversion feature totaling approximately $10.3 million, which was calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

The total proceeds of $1.1 million from Beacon Power Corporation were allocated between the Series A convertible preferred stock (approximately $475,000) and the warrant (approximately $625,000) based on their relative fair values. The value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of approximately 2% and a term of three years. The difference between the proceeds allocated to the relative fair value of the warrant, $625,000, and the amount paid for the warrant, $100,000, or $525,000 was included in the accretion charge of $12.1 million for the quarter ended June 30, 2003.

Other comprehensive loss. Our other comprehensive loss for the three months ended June 30, 2003 was $55,000, compared to $62,000 for the same period in 2002. For the three months ended June 30, 2003, our other comprehensive income included unrealized gains and losses on marketable securities.

Comparison of Six Months Ended June 30, 2002 and 2003

Revenues. Our product revenues for the six months ended June 30, 2003 were $3.7 million, an increase of $1.7 million, or 88%, from $2.0 million for the same period in 2002. The increase in product revenues was due to the increased production capacity of our manufacturing facility, and our increased marketing and sales activities. Research revenues for the six months ended June 30, 2003 were $889,000, an increase of $446,000, or 101%, from $443,000 for the same period in 2002. The increase in research revenues reflects revenue recognized on a research contract with the National Renewable Energy Laboratory (“NREL”) awarded in late 2002.

Cost of product revenues. Our cost of product revenues for the six months ended June 30, 2003 was $6.9 million, an increase of $1.2 million, or 21%, from $5.7 million for the same period in 2002. Most of the increase was due to an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the six months ended June 30, 2003 was –85% versus -186% for the same period in 2002. Product gross margin improved due primarily to yield and efficiency improvements associated with the scale-up of our manufacturing line. Due to the relatively large component of fixed costs and scale-up of our production, product gross margins will still be highly dependent on sales volumes. Therefore, we do not expect substantial improvements in product gross margin until we realize capacity increases associated with the completion of our second manufacturing line, expected in the first half of 2004.

Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the six months ended June 30, 2003 were $1.8 million, a decrease of $56,000, or 3%, from $1.8 million for the same period in 2002. The decrease was due mainly to decreased payments made to contractors working on the build out of our second manufacturing line.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the six months ended June 30, 2003 were $2.5 million, an increase of $278,000, or 12%, from $2.2 million for the same period in 2002. The increase was primarily due to increased insurance costs and increased costs associated with sales and marketing initiatives. These costs were partially offset by decreases in administrative professional fees and occupancy costs.

Interest income, net. Our net interest income for the six months ended June 30, 2003 was $74,000, a decrease of $378,000, or 84%, from $452,000 for the same period in 2002. The decrease in interest income was due to declining cash and investment balances for most of the period resulting from capital equipment purchases and funding of operations.

Accretion of preferred stock. As stated previously, on May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at an exercise price equal to $3.37 per share. A total of $29,475,000 was raised as a result of the consummation of the transaction, which was partially offset by financing costs of $849,000. As a result of the preferred stock financing, accretion of $12.1 million was recognized. The sources of the discounts on issuance requiring this accretion charge are summarized in the following table:

Beneficial conversion feature	$10,314,000
Proceeds allocated to the fair value of common stock warrant	525,000
Preferred stock dividend through June 30, 2003	367,000
Financing costs	849,000

Total preferred stock accretion	$12,055,000

The difference between the issuance price of the Series A convertible preferred stock and the fair value of our common stock on the date of issuance of preferred stock resulted in a beneficial conversion feature totaling approximately $10.3 million, which was calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Certain terms of the Series A convertible preferred stock might require us to calculate and record additional beneficial conversion charges in future periods.

The total proceeds of $1.1 million from Beacon Power Corporation were allocated between the Series A convertible preferred stock (approximately $475,000) and the warrant (approximately $625,000) based on their relative fair values. The value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of approximately 2% and a term of three years. The difference between the proceeds allocated to the relative fair value of the warrant, $625,000, and the amount paid for the warrant, $100,000, or $525,000 was included in the accretion charge of $12.1 million for the quarter ended June 30, 2003.

Other comprehensive loss. Our other comprehensive loss for the six months ended June 30, 2003 was $61,000, compared to a comprehensive gain of $93,000 for the same period in 2002. For the six months ended June 30, 2003, our other comprehensive income included unrealized gains and losses on marketable securities.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and, to a lesser extent, research and product revenues. At June 30, 2003, we had working capital of $33.2 million, including cash, cash equivalents and short-term investments of $29.2 million.

Net cash used in operating activities was $5.1 million for the six months ended June 30, 2003, as compared to $7.3 million for the six months ended June 30, 2002. The decrease in net cash used in operating activities was primarily due to a decrease in our net loss combined with a decrease in accounts receivable and inventory For the second quarter in 2003, Days Sales Outstanding (DSO) was approximately 85 days, versus approximately 93 days for the first quarter of 2003. The decrease in DSO was due mainly to significant cash receipts during the second quarter of 2003 related to sales originating in the first quarter of 2003. Product sales to customers can fluctuate widely month-to-month, and depending on when sales occur during the quarter, DSO can fluctuate significantly quarter-to-quarter.

Net cash used in investing activities was $12.6 million for the six months ended June 30, 2003, as compared to net cash provided by investing activities of $5.5 million for the six months ended June 30, 2002. Net cash was used to purchase equipment associated with the build-out of our Marlboro manufacturing plant as well as purchases of marketable securities.

Net cash provided by financing activities was $28.6 million for the six months ended June 30, 2003, as compared to $7,000 for the six months ended June 30, 2002. The cash provided by financing activities represents the net proceeds resulting from our Series A convertible preferred stock financing which closed on May 15, 2003. The cash provided by financing activities also includes proceeds from common stock shares issued under our Employee Stock Purchase Plan, and proceeds from the exercise of options to purchase common stock.

Capital expenditures were $2.7 million for the six months ended June 30, 2003, as compared to $665,000 for the six months ended June 30, 2002. Capital expenditures for the six months ended June 30, 2003 were primarily for equipment needed for our manufacturing facility. As of June 30, 2003, our outstanding commitments for capital expenditures were approximately $4.5 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our manufacturing facility. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We have purchased certain equipment that is planned for the second manufacturing line. We will fund our current capital commitments primarily with the proceeds from our Series A convertible preferred stock financing which closed on May 15, 2003. In addition to the current capital commitments, substantial further capital expenditures will be required over the next twelve to eighteen months to increase the capacity at our manufacturing facility to our target level of 10 to 14 megawatts for both lines. We expect portions of the second manufacturing line to become operational in late 2003 and that it will be completed in 2004. We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations for the next 12 months.

We may need additional financing to execute our business plan sooner if we need to respond to business contingencies such as the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise an additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

We currently do not have any special purpose entities or off-balance sheet financing arrangements. As of June 30, 2003, our cash commitments, as disclosed in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, have not significantly changed.

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

Since our inception, we have incurred significant net losses, including net losses of $6.5 million for the six month period ended June 30, 2003. As a result of ongoing operating losses, we had a cumulative net loss of $47.9 million as of June 30, 2003. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to: expand our manufacturing operations, develop our distribution network, continue to research and develop our products and manufacturing technologies, implement internal systems and infrastructure in conjunction with our growth and hire additional personnel.

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

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold over 40,000 solar panels since 1997, none of these panels has been operating more than six years, and over 50% of them have been operating less than one year. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective product. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our failure to produce solar power products which compete favorably against other solar power products on the basis of cost, quality and performance;

•	our failure to produce solar power products which compete favorably against conventional energy sources and alternative distributed generation technologies, such as fuel cells, on the basis of cost, quality and performance;

•	whether customers accept our new panel designs under development and the techniques we are developing to mount them; and

•	our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners.

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

If we fail to successfully complete the build-out of our Marlboro manufacturing facility, our business and results of operations would likely be materially impaired. The first of the Marlboro facility’s two manufacturing lines entered service in 2001. The Company expects portions of the second manufacturing line to become operational in late 2003 and that it will be completed in 2004. Completing the build-out of this facility to capacity will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of cost overruns, delays, equipment problems and other start-up and operating difficulties. Our manufacturing processes also use custom-built equipment that may not be delivered and installed in our new facility in a timely manner. In addition, this equipment may take longer and cost more to debug than planned and may never operate as designed. We plan to incorporate first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful, which would increase cost, limit capacity, and prevent us from achieving increases in sales. If we experience any of these or similar difficulties, we may be unable to complete the build-out of the facility, our manufacturing capacity could be substantially constrained and our revenues and earnings would likely be materially impaired.

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

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. Through June 30, 2003, we sold our solar power products to approximately 20 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

From our inception through June 30, 2003, approximately 64% of our product sales have been made to resellers outside North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will continue to be significant. We will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

From our inception through June 30, 2003, our three largest resellers accounted for approximately 63% of our product sales and our 10 largest resellers accounted for approximately 86% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Mark A. Farber, our Chief Executive Officer, President and a director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 135 employees as of June 30, 2003, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

We have significant capital requirements in order to maintain and grow our business.

On May 15, 2003, we consummated a private placement financing transaction that raised $29,475,000 through the issuance of 26,227,668 shares of Series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of our common stock. We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our planned manufacturing capacity expansion and operating expenditures over the next twelve months. In addition to the capital raised in our private placement financing transaction, we may need additional financing to execute our business plan sooner if we need to respond to business contingencies such as the need to further enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.

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

We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 19% for the six month period ended June 30, 2003. We currently have two active research contracts with total estimated revenues of approximately $5.0 million, $3.5 million of which has been authorized by the sponsoring agencies and $3.0 million of which has been recorded as revenue as of June 30, 2003. The remaining $2.0 million of revenue will be recognized over the remaining life of each of the contracts, which expire on October 31, 2003 and May 31, 2005. These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies.

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

Risks Associated With the Market for Our Common Stock

Our officers and directors control 56% of our common stock and may be able to significantly influence corporate actions.

As of August 1, 2003, our executive officers, directors and entities affiliated with them controlled approximately 56% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

The market price of our common stock could decline as a result of the resale of the shares of common stock issuable upon conversion of the Series A convertible preferred stock and the exercise of the warrant issued in connection with the private placement financing or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Foreign Currency Exchange Rate Risk

All of our sales are currently denominated in United States dollars. Accordingly, we have not been materially exposed to fluctuations in currency exchange rates with respect to our product sales. However, since we sell a significant portion of our products internationally, the relative competitiveness of our products is impacted by foreign currency exchange rates. In addition, market conditions in the future may require us to denominate a portion of our sales in local currencies, which could further expose us to foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we may be exposed to currency gains or losses.

ITEM 4. CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 31, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file number 333-43140), relating to the initial public offering of 3,000,000 shares of our common stock, $.01 par value per share, at a price to the public of $14.00 per share. The offering commenced on November 2, 2000 and closed on November 7, 2000. The aggregate offering price to the public of the initial public offering was $42,000,000. The proceeds to us, net of underwriting discounts and commissions of $2,940,000 and offering expenses of approximately $1,310,000, was approximately $37.7 million. Through June 30, 2003, approximately $37.7 million of the net offering proceeds was spent, of which approximately $10.5 million was spent on capital equipment and the remainder on general operations. Other than salaries paid to our officers in the ordinary course of business, none of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities, or any of our affiliates.

On May 15, 2003, we consummated a private placement financing with Perseus 2000, L.L.C., Nth Power Technologies Fund II, LP, Nth Power Technologies Fund II-A, LP, RockPort Capital Partners, L.P., RP Co-Investment Fund, I, Micro-Generation Technology Fund, LLC, UVCC Fund II, UVCC II Parallel Fund, L.P., Caisse de depot et placement du Quebec, CDP Capital — Technology Ventures U.S. Fund 2002 L.P., Beacon Power Corporation, Massachusetts Technology Park Corporation, Zero Stage Capital VII, L.P., Zero Stage Capital (Cayman) VII, L.P., Zero Stage Capital SBIC VII, L.P., IMPAX Environmental Markets plc, Merrill Lynch New Energy Technology Plc, MLIIF New Energy Fund, PNE Invest Limited, Odyssey Fund, SAM Private Equity Energy Fund LP, SAM Sustainability Private Equity LP and SAM Smart Energy. As a result of the consummation of the financing, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at an exercise price equal to $3.37. A total of $29,475,000 was raised as a result of the consummation of the transaction. The proceeds to us, net of financing expenses of approximately $849,000, was approximately $28.6 million. The shares of Series A convertible preferred stock are initially convertible into shares of common stock on a 1-to-1 basis which is subject to adjustment to account for the payment of dividends, to take into account certain changes to our capital structure and to account for future dilutive issuances. The securities were issued to accredited investors in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and rule 506 of Regulation D as an issuer transaction not involving a public offering.

Conversion of Series A Preferred Stock

The holders of shares of Series A convertible preferred stock are entitled to convert their shares into common stock at any time. The number of shares of common stock issuable upon the conversion of a share of Series A convertible preferred stock is equal to the product of (x) the number of shares of Series A convertible preferred stock to be converted and (y) the quotient obtained by dividing the sum of the Accreted Value, plus all dividends accrued since the previous Compounding Date by the conversion price per share of the Series A convertible preferred stock, which conversion price initially was $1.12 The applicable conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events. Additionally, the Series A convertible preferred stock provides for full-ratchet anti-dilution protection, subject to standard exceptions, with respect to the issuance of the Company’s capital stock at a purchase price per share which is below the conversion price of the Series A convertible preferred stock then in effect. If, on any date after May 15, 2005, the average market price for a share of common stock for the trailing 180 consecutive trading days is at least $7.50 (subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events), then we may elect, at our option, to convert all, but not less than all, of the outstanding shares of Series A convertible preferred stock into the number of shares of common stock as is equal to the product of (x) the number of shares of Series A convertible preferred stock to be converted and (y) the quotient obtained by dividing the sum of (i) $1.12 and (ii) all accrued and unpaid dividends on such shares by the then applicable conversion price.

“Accreted Value” means, as of any date, with respect to each share of Series A convertible preferred stock, the purchase price paid for such share, plus the amount of dividends that have accrued and compounded and have been added thereto to such date pursuant to the terms of the Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock. “Compounding Date” means March 31, June 30, September 30 or December 31 of each year, each of which is a date upon which holders of shares of Series A convertible preferred stock are entitled to receive cumulative dividends quarterly in arrears.

As of June 30, 2003, none of the net proceeds of the Series A convertible preferred stock financing were spent and the net proceeds were invested in investment grade, interest-bearing securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 15, 2003. At the meeting, it was resolved that those persons nominated as indicated below be elected as directors of the Company, that the issuance of Series A convertible preferred stock and a warrant to purchase common stock in connection with the private placement financing transaction be approved, that an amendment to our Third Amended and Restated Certificate of Incorporation be approved and that a proposal to increase the number of shares available for grant under our 2000 Stock Option and Incentive Plan be approved. The voting results of the meeting are presented in the following table:

	FOR	WITHHELD	AGAINST

Election of Directors

Mark A. Farber	8,904,126	548,675	0

Dr. Robert W. Shaw, Jr.	8,904,126	548,675	0

Richard G. Chleboski	8,904,126	548,675	0

Issuance of Series A convertible preferred stock and warrant	6,832,508	0	454,012

Amendment of Certificate of Incorporation	6,735,291	0	554,929

Increase in 2000 Stock Option and Incentive Plan	6,330,091	0	956,679

Mark A. Farber, Dr. Robert W. Shaw, Jr., and Richard G. Chleboski were elected as directors of the Company. The terms of Drs. William P. Sommers and Brown F. Williams and Mason Willrich as directors continued after the meeting. In connection with the consummation of the financing transaction, representatives of four of the investors were appointed to the company’s Board of Directors: Luc Charron, Phillip Deutch, Charles McDermott and Tim Woodward. In connection with such appointments, Richard G. Chleboski and Mason Willrich resigned as directors effective upon closing of the financing transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Number	Description

10.1	Indemnification Agreement dated as of May 15, 2003 between Registrant and Tim Woodward

10.2	Indemnification Agreement dated as of May 15, 2003 between Registrant and Phillip J. Deutch

10.3	Indemnification Agreement dated as of May 15, 2003 between Registrant and Charles J. McDermott

10.4	Indemnification Agreement dated as of May 15, 2003 between Registrant and Luc Charron

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

During the quarter ended June 30, 2003, the Company filed a report on Form 8-K dated May 7, 2003, reporting information under Item 5 relating to the press release regarding its financial results for the quarter ending March 31, 2003 and a report on Form 8-K dated May 15, 2003 reporting information under Item 5 relating to the consummation of the private placement financing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: August 12, 2003

/s/ Richard G. Chleboski Richard G. Chleboski Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)