Form 10-Q
period 2003-09-30
EVERGREEN SOLAR INC
filed 2003-11-12
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2003 there were 11,647,583 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Page

PART I – FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Unaudited Condensed Consolidated Balance Sheets at December 31, 2002 and September 30, 2003	3
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4: CONTROLS AND PROCEDURES	25
PART II – OTHER INFORMATION
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K	26
SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$3,977	$1,194
Marketable securities	20,535	7,289
Accounts receivable, net of allowance for doubtful accounts of $254 and $140 at September 30, 2003 and December 31, 2002, respectively	2,376	2,848
Interest receivable	295	57
Inventory	1,945	2,194
Other current assets	611	1,012

Total current assets	29,739	14,594
Restricted cash	414	464
Fixed assets, net	21,355	16,905

Total assets	$51,508	$31,963

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$1,275	$861
Accrued employee compensation	488	569
Accrued warranty	410	326
Other accrued expenses	282	294

Total current liabilities	2,455	2,050
Convertible preferred stock
Series A, $.01 par value, 26,227,668 and 0 shares authorized, 26,004,454 and 0 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	30,232	—
Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 and 30,000,000 shares authorized, 11,647,583 and 11,410,826 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	116	114
Additional paid-in capital	70,031	71,508
Accumulated other comprehensive income (loss)	(32)	7
Accumulated deficit	(51,141)	(41,356)
Deferred compensation	(153)	(360)

Total stockholders’ equity	18,821	29,913

Total liabilities, convertible preferred stock and stockholders’ equity	$51,508	$31,963

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues:
Product revenues	$2,642	$1,461	$6,368	$3,448
Research revenues	463	641	1,352	1,084

Total revenues	3,105	2,102	7,720	4,532

Operating expenses:
Cost of product revenues	4,061	3,041	10,969	8,861
Research and development expenses, including costs of research revenues	1,087	935	2,872	2,776
Selling, general and administrative expenses	1,301	991	3,821	3,108

Total operating expenses	6,449	4,967	17,662	14,745

Operating loss	(3,344)	(2,865)	(9,942)	(10,213)
Interest income, net	83	133	157	585

Net loss	(3,261)	(2,732)	(9,785)	(9,628)
Accretion and dividends on Series A convertible preferred stock	(747)	—	(12,802)	—

Net loss attributed to common stockholders	(4,008)	(2,732)	(22,587)	(9,628)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	22	(46)	(39)	47

Comprehensive loss	$(3,986)	$(2,778)	$(22,626)	$(9,581)

Net loss per common share (basic and diluted)	$(0.35)	$(0.24)	$(1.97)	$(0.84)
Weighted average shares used in computing basic and diluted net loss per common share	11,497	11,408	11,440	11,403

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(9,785)	$(9,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,544	1,476
Bad debt expense	114	—
Amortization of bond premiums	216	233
Write-off of fixed assets	—	43
Issuance of stock options to consultants	37	—
Compensation expense associated with employee stock options	207	215
Changes in operating assets and liabilites:
Inventory	249	(1,563)
Interest receivable	(238)	190
Accounts receivable	358	(2,012)
Other current assets	401	(82)
Accounts payable	414	56
Accrued expenses	75	200

Net cash used in operating activities	(6,408)	(10,872)

Cash flows from investing activities:
Purchases of fixed assets	(5,994)	(1,454)
Restricted cash	50	—
Purchases of marketable securities	(22,201)	(9,475)
Proceeds from sale and maturity of marketable securities	8,700	20,180

Net cash provided by (used in) investing activities	(19,445)	9,251

Cash flows from financing activities:
Issuance of Series A convertible preferred stock	29,375	—
Financing costs on issuance of Series A convertible preferred stock	(849)	—
Proceeds from issuance of common stock warrant	100	—
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	10	14

Net cash flow provided by financing activities	28,636	14

Net increase (decrease) in cash and cash equivalents	2,783	(1,607)
Cash and cash equivalents at beginning of period	1,194	2,554

Cash and cash equivalents at end of period	$3,977	$947

Supplemental cash flow information:
Taxes paid	13	36
Non-cash Series A convertible preferred stock dividends earned	1,114	—
Non-cash conversion of Series A convertible preferred stock to common	257	—

The accompanying notes are an integral part of these financial statements.

EVERGREEN SOLAR, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2002. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 27, 2003. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at September 30, 2003, the results of operations for the three and nine month periods ended September 30, 2003 and 2002, and the cash flows for the nine month periods ended September 30, 2003 and 2002. The balance sheet at December 31, 2002 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2003.

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Estimates are used when accounting for the collectibility of receivables, valuing deferred tax assets, provisions for warranty claims and inventory obsolescence.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research and product revenues. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. As more fully described in Note 8 “Stockholders’ Equity,” on May 15, 2003, the Company consummated the private placement transaction contemplated by the purchase agreement entered into on March 21, 2003 with certain investors to raise $29,475,000 through the issuance of 26,227,668 shares of Series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of common stock. The proceeds to the Company, net of financing expenses of approximately $849,000, were approximately $28.6 million. The Company expects to use the net proceeds from this transaction to fund the construction of the second manufacturing line and other operations of the Company. The Company expects portions of the second manufacturing line to become operational in late 2003 and that it will be completed in 2004. As of September 30, 2003, our outstanding commitments for capital expenditures were approximately $3.3 million. Nearly all of its commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for its manufacturing facility. In addition to the current capital commitments, substantial further capital expenditures will be required over the next twelve to eighteen months to increase the capacity at its manufacturing facility to its target level of 10 to 14 megawatts for both lines.

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

2.     Net Loss per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three and nine month periods ended September 30, 2003 and 2002 does not include 30,042,944 and 1,557,511 potential shares of common stock equivalents outstanding at September 30, 2003 and 2002, respectively, as their inclusion would be antidilutive.

3.     Inventory

A summary of inventories is as follows:

	September 30,	December 31,
	2003	2002

Raw materials	$1,318,000	$1,236,000
Work-in-process	30,000	148,000
Finished goods	597,000	810,000

	$1,945,000	$2,194,000

4.     Cash and Investments

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.

The Company’s investments are classified as available-for-sale. At September 30, 2003 and December 31, 2002 the Company held US government agency bonds, treasury notes, municipal bonds, corporate bonds and commercial paper. The investments generally mature within one year from the date of purchase and are carried at market value. Cash and investments have increased significantly since December 31, 2002 due to the Company’s Series A convertible preferred stock and warrant financing that closed on May 15, 2003.

5.     Fixed Assets

Fixed assets consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	Useful	September	December
	Life	2003	2002

Laboratory and manufacturing equipment	3-7 years	$11,764	$10,997
Computer and office equipment	3-7 years	258	245
Leasehold improvements	Lesser of 15 to 20 years or lease term	6,584	6,273
Assets under construction		7,672	2,769

		26,278	20,284
Less accumulated depreciation		(4,923)	(3,379)

		$21,355	$16,905

Fixed assets have increased significantly since December 31, 2002 due to the Company’s current production capacity expansion program. The Company expects portions of the second manufacturing line to become operational in late 2003 and that it will be completed in 2004. As of September 30, 2003, the Company’s outstanding commitments for capital expenditures were approximately $3.3 million. Nearly all of its commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for its manufacturing facility. In addition to the current capital commitments, substantial further capital expenditures will be required over the next twelve to eighteen months to increase the capacity at our manufacturing facility to our target level of 10 to 14 megawatts for both lines.

6.     Guarantor Arrangements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The following is a summary of the Company’s agreements that are within the scope of FIN 45.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Given the Company’s limited operating history, the Company uses historical industry solar panel failure rates as the basis for the accrued warranty costs during the period. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, material usage or service delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known. Since the Company has a limited operating history and its manufacturing process differs from industry standards, its experience may be different from the industry data used as a basis for its estimate. While the Company’s methodology takes into account these uncertainties, adjustments in future periods may be required as its products mature. The following table summarizes the activity regarding the Company’s warranty accrual during the first nine months of 2003:

Balance at December 31, 2002	$326,000
Accruals for warranties issued during the period	84,000
Settlements made during the period	—

Balance at the end of the period	$410,000

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

7.     Deferred Compensation and Equity Related Charges

Prior to December 31, 2000, the Company recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between the fair market value of the Company’s common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $207,000 and $215,000 for the nine months ended September 30, 2003 and 2002, respectively.

8.     Stock Based Compensation

The Company applies the accounting provisions of Accounting Principles Board (“APB”) Opinion 25 and related interpretations and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards Board (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company has disclosed herein pro forma net loss using the fair value based method. All stock-based awards to non-employees are accounted for at their fair market value, as calculated using the Black-Scholes model in accordance with SFAS No. 123.

Had compensation expense for the employee stock option plan been determined based on the fair value at the grant dates for options granted under the plan consistent with the method of SFAS No. 123, net loss would have been as follows (in thousands, except per share data):

	Three Months Ended

	September 30, 2003		September 30, 2002

	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per
	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share

Net loss attributed to common stockholders, as reported	$(4,008)	$(0.35)	$(2,732)	$(0.24)
Add: Stock-based employee compensation expense included in reported results	69	0.01	72	0.01
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards	(289)	(0.03)	(294)	(0.03)

Pro forma net loss attributed to common stockholders	$(4,228)	$(0.37)	$(2,954)	$(0.26)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended

	September 30, 2003		September 30, 2002

	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per
	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share

Net loss attributed to common stockholders, as reported	$(22,587)	$(1.97)	$(9,628)	$(0.84)
Add: Stock-based employee compensation expense included in reported results	207	0.02	215	0.02
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards	(857)	(0.07)	(867)	(0.08)

Pro forma net loss attributed to common stockholders	$(23,237)	$(2.02)	$(10,280)	$(0.90)

9.     Segment Information

The Company operates as one operating segment. The following table summarizes the Company’s concentration of total revenue:

	Nine Months Ended
	September 30,

	2003	2002

By geography:
U.S. distributors	22%	29%
U.S. Government (research revenue)	18%	24%
Germany	56%	36%
Japan	0%	4%
All other	4%	7%

	100%	100%
By customer:
European distributor #1	40%	33%
European distributor #2	10%	0%
National Institute of Industry Standards (research revenue)	8%	13%
National Renewable Energy Laboratory (research revenue)	9%	11%
All other	33%	43%

	100%	100%

10.     Stockholders’ Equity

The Company has two classes of capital stock: common and preferred. In May 2003, the Company increased the number of authorized shares of common stock to 70,000,000. At September 30, 2003, 7,650,000 shares of common stock were authorized for issuance under the Company’s 2000 Stock Option Plan and 40,000,000 shares were reserved for issuance upon conversion of Series A convertible preferred stock sold to several purchasers and upon exercise of a warrant issued to Beacon Power Corporation.

In May 2003, the Company increased the number of authorized shares of preferred stock to 27,227,668, of which 26,227,668 shares were designated Series A convertible preferred stock. On May 15, 2003, the Company consummated the transaction contemplated by a Stock and Warrant Purchase Agreement which was entered into on March 21, 2003 with Perseus 2000, L.L.C., Nth Power Technologies Fund II, LP, Nth Power Technologies Fund II-A, LP, RockPort Capital Partners, L.P., RP Co-Investment Fund, I, Micro-Generation Technology Fund, LLC, UVCC Fund II, UVCC II Parallel Fund, L.P., Caisse de depot et placement du Quebec, CDP Capital - Technology Ventures U.S. Fund 2002 L.P., Beacon Power Corporation, Massachusetts Technology Park Corporation, Zero Stage Capital VII, L.P., Zero Stage Capital (Cayman) VII, L.P., Zero Stage Capital SBIC VII, L.P., IMPAX Environmental Markets plc, Merrill Lynch New Energy Technology Plc, MLIIF New Energy Fund, PNE Invest Limited, Odyssey Fund, SAM Private Equity Energy Fund LP, SAM Sustainability Private Equity LP and SAM Smart Energy. As a result of the consummation of this transaction, the Company issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at a per share exercise price equal to $3.37, for $100,000. A total of $29,475,000 was raised as a result of the consummation of the transaction. The proceeds to the Company, net of financing expenses of approximately $849,000, were approximately $28.6 million for the transaction. The shares of Series A convertible preferred stock were initially convertible into shares of common stock on a 1-to-1 basis which is subject to adjustment to account for the payment of dividends, to take into account certain changes to the Company’s capital structure and to account for future dilutive issuances. As a condition to the obligation of the purchasers to consummate the financing transaction, the Company agreed to register for resale the shares of common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrant.

As a result of the Series A convertible preferred stock and warrant financing, accretion and dividends of $12.8 million was recorded for the nine-month period ended September 30, 2003. $11.7 million of this charge was recognized immediately (during the second quarter) since the holders of shares of the Series A convertible preferred stock are entitled to convert their shares into common stock at any time. The sources of the discounts on issuance requiring this accretion charge and dividends are summarized in the following table:

Beneficial conversion feature	$10,314,000
Proceeds allocated to the fair value of common stock warrant	525,000
Financing costs	849,000
Preferred stock dividend through September 30, 2003	1,114,000

Total preferred stock accretion and dividends	$12,802,000

The difference between the issuance price of the Series A convertible preferred stock and the fair value of the Company’s common stock on the date of issuance of the Series A convertible preferred stock resulted in a beneficial conversion feature totaling approximately $10.3 million, which was calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

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

In the event of the merger, consolidation or sale of all or substantially all of the Company’s assets or in the event of certain other change of control transactions, the holders of shares of Series A convertible preferred stock will be paid for each share of Series A convertible preferred stock held thereby, before any payment or distribution is made to any other class or series of our capital stock, an amount equal to the greater of (i) the sum of the Accreted Value of each share of Series A convertible preferred stock as of such date, plus all dividends accrued since the previous Compounding Date, or (ii) the aggregate amount payable in the applicable change of control transaction with respect to the number of shares of our common stock into which a share of Series A convertible preferred stock is convertible immediately prior to the consummation of the change of control transaction. If the assets available for distribution to the holders of shares of Series A convertible preferred stock are insufficient to permit payment in full to the holders thereof of the amount described above, then all of the assets available for distribution to holders of shares of Series A convertible preferred stock will be distributed among and paid to those holders ratably in proportion to the amounts that would be payable to those holders if such assets were sufficient to permit payment in full. Any liquidation payment due upon a change of control transaction will be paid in the form of consideration paid in such change of control transaction on the closing date of the transaction.

“Accreted Value” means, as of any date, with respect to each share of Series A convertible preferred stock, the purchase price paid for such share, plus the amount of dividends that have accrued and compounded and have been added thereto to such date pursuant to the terms of the Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock. “Compounding Date” means March 31, September 30, September 30 or December 31 of each year, each of which is a date upon which holders of shares of Series A convertible preferred stock are entitled to receive cumulative dividends quarterly in arrears.

Dividend Rights of Series A Convertible Preferred Stock

Shares of Series A convertible preferred stock pay a compounding dividend of 10% per annum, paid quarterly, in cash, or at the Company’s election, to be added to the liquidation preference of the Series A convertible preferred stock on a quarterly basis, which would result in an increase in the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock. To date, a total of $1,114,000 in dividends has accrued on the outstanding Series A convertible preferred stock, which the Company elected to add to the liquidation preference of the Series A convertible preferred stock. Subject to changes in business conditions, the Company presently anticipates that the dividend will be added to the liquidation preference for the foreseeable future.

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

11.     Warrants

In connection with the Series A convertible preferred stock financing transaction (described in Note 8), Beacon Power Corporation purchased a warrant for $100,000, which is exercisable for 2,400,000 shares of the Company’s common stock at an exercise price of $3.37 per share. The warrant issued to Beacon Power Corporation is exercisable in whole (and not in part) at any time prior to May 14, 2006 and may not be exercised on a cashless basis. Additionally, Beacon Power Corporation purchased 892,857 shares of Series A convertible preferred stock for $1,000,000. The total proceeds of $1.1 million from Beacon Power Corporation were allocated between the Series A convertible preferred stock ($475,000) and the warrant ($625,000) based on their relative fair values. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of 2% and a term of three years. The difference between the proceeds allocated to the relative fair value of the warrant, $625,000, and the amount paid for the warrant, $100,000, or $525,000 was included in the accretion charge of $12.8 million for the nine-month period ended September 30, 2003.

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

Financing Transaction

On May 15, 2003, we consummated a private placement financing transaction with Perseus 2000, L.L.C., Nth Power Technologies Fund II, LP, Nth Power Technologies Fund II-A, LP, RockPort Capital Partners, L.P., RP Co-Investment Fund, I, Micro-Generation Technology Fund, LLC, UVCC Fund II, UVCC II Parallel Fund, L.P., Caisse de depot et placement du Quebec, CDP Capital - Technology Ventures U.S. Fund 2002 L.P., Beacon Power Corporation, Massachusetts Technology Park Corporation, Zero Stage Capital VII, L.P., Zero Stage Capital (Cayman) VII, L.P., Zero Stage Capital SBIC VII, L.P., IMPAX Environmental Markets plc, Merrill Lynch New Energy Technology Plc, MLIIF New Energy Fund, PNE Invest Limited, Odyssey Fund, SAM Private Equity Energy Fund LP, SAM Sustainability Private Equity LP and SAM Smart Energy. As a result of the consummation of this transaction, on May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at an exercise price equal to $3.37 per share. A total of $29,475,000 was raised as a result of the consummation of the transaction. The proceeds to us, net of financing expenses of approximately $849,000, were approximately $28.6 million. The shares of Series A convertible preferred stock were initially convertible into shares of common stock on a 1-to-1 basis which is subject to adjustment to account for the payment of dividends, to take into account certain changes to our capital structure and to account for future dilutive issuances. As a condition to the obligation of the purchasers to consummate the financing transaction, we agreed to register for resale the shares of common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrant.

Results of Operations

There were no material changes in the our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Product revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. Product revenues represented 82% of total revenues for the nine- month period ended September 30, 2003 and 76% of total revenues for the nine- month period ended September 30, 2002. International product sales accounted for approximately 74% of total product revenues for the nine-month periods ended September 30, 2003, and 2002.

Product sales to a German distributor accounted for approximately 49% and 44% of total product revenue for the nine-months ended September 30, 2003 and 2002, respectively. Product sales to a second German distributor accounted for approximately 12% and 0% of total product revenue for the nine-months ended September 30, 2003 and 2002, respectively. Product sales to a U.S. distributor accounted for 0% and 11% of total product revenue for the nine- months ended September 30, 2003 and 2002, respectively. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all product revenues are denominated in United States dollars. Foreign exchange rate fluctuations have impacted the relative competitiveness of our products in other markets, but we have not had any direct foreign exchange exposure relating to our sales. However, market conditions in the future may require us to denominate a portion of our sales in local currencies, which could further expose us to foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

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

Research and development expenses, including cost of research revenues. Research and development expenses, including cost of research revenues, consist primarily of salaries and related personnel costs, consulting expenses, and prototype costs related to the design, development, testing and enhancement of our products and manufacturing technology. We expense our research and development costs as incurred. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers. As a result, we expect that our total research and development expenses will increase in the future. We currently have two active research contracts with total estimated revenues of approximately $5.0 million, $3.5 million of which has been authorized by the sponsoring agencies and $3.4 million of which has been recorded as revenue as of September 30, 2003. We have fully recognized all revenue associated with our contract that expires on October 31, 2003, and we expect the remaining $1.6 million of revenue will be recognized somewhat ratably over the remaining life of the second contract, which expires on May 31, 2005.

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

Comparison of Three Months Ended September 30, 2003 and 2002

Revenues. Our product revenues for the three months ended September 30, 2003 were $2.6 million, an increase of $1.2 million, or 81%, from $1.5 million for the same period in 2002. The increase in product revenues was due to the increased production capacity of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the three months ended September 30, 2003 were $463,000, a decrease of $178,000, or 28%, from $641,000 for the same period in 2002. The decrease in research revenues is the result of unusually high contract revenues in 2002 as at that time we were able to invoice costs on one R&D contract costs incurred prior to Q3 2002 in Q3 2002.

Cost of product revenues. Our cost of product revenues for the three months ended September 30, 2003 was $4.1 million, an increase of $1.0 million, or 33%, from $3.0 million for the same period in 2002. Most of the increase was due to an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the three months ended September 30, 2003 was –54% versus -108% for the same period in 2002. Product gross margin improved due primarily to yield and efficiency improvements associated with the scale-up of our manufacturing line. Due to the relatively large component of fixed costs, product gross margins will still be highly dependent on sales volumes. Therefore, we do not expect substantial improvements in product gross margin until we realize production capacity increases associated with the inauguration of our second manufacturing line, expected in the first half of 2004.

Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the three months ended September 30, 2003 were $1.1 million, an increase of $152,000, or 16%, from $935,000 for the same period in 2002. The increase was due mainly to increased activity associated with our research contract with the National Renewable Energy Laboratory (“NREL”) awarded in late 2002, as well as increased activity associated with other internal research and development programs.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended September 30, 2003 were $1.3 million, an increase of $310,000, or 31%, from $991,000 for the same period in 2002. The increase was primarily due to increased insurance costs and increased costs associated with sales and marketing initiatives.

Interest income, net. Our net interest income for the three months ended September 30, 2003 was $83,000, a decrease of $50,000, or 38%, from $133,000 for the same period in 2002. The decrease in interest income was due to declining cash and investment balances for a portion of the period resulting from capital equipment purchases and funding of operations and generally lower yields realized on marketable securities.

Accretion and dividends on preferred stock. On May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12 to several purchasers. Shares of Series A convertible preferred stock pay a compounding dividend of 10% per annum, paid quarterly, in cash, or at our election to be added to the liquidation preference of the Series A convertible preferred stock on a quarterly basis, which would result in an increase in the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock. For the quarter ended September 30, 2003, $747,395 in dividends accrued on the outstanding Series A convertible preferred stock, which we elected to add to the liquidation preference of the Series A convertible preferred stock. Subject to changes in business conditions, we presently anticipate that the dividend will be added to the liquidation preference for the foreseeable future.

Other comprehensive income (loss). Our other comprehensive income for the three months ended September 30, 2003 was $22,000, compared to a loss of $46,000 for the same period in 2002, consisting of net unrealized gains and losses on marketable securities.

Comparison of Nine Months Ended September 30, 2003 and 2002

Revenues. Our product revenues for the nine months ended September 30, 2003 were $6.4 million, an increase of $2.9 million, or 85%, from $3.5 million for the same period in 2002. The increase in product revenues was due to the increased production capacity of our manufacturing facility, and our increased marketing and sales activities. Research revenues for the nine months ended September 30, 2003 were $1.4 million, an increase of $268,000, or 25%, from $1.1 million for the same period in 2002. The increase in research revenues reflects revenue recognized on a research contract with the NREL awarded in late 2002.

Cost of product revenues. Our cost of product revenues for the nine months ended September 30, 2003 was $11.0 million, an increase of $2.1 million, or 24%, from $8.9 million for the same period in 2002. Most of the increase was due to an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the nine months ended September 30, 2003 was –72% versus -157% for the same period in 2002. Product gross margin improved due primarily to yield and efficiency improvements associated with the scale-up of our manufacturing line. Due to the relatively large component of fixed costs and scale-up of our production, product gross margins will still be highly dependent on sales volumes. Therefore, we do not expect substantial improvements in product gross margin until we realize production capacity increases associated with the inauguration of our second manufacturing line, expected in the first half of 2004.

Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the nine months ended September 30, 2003 were $2.9 million, an increase of $96,000, or 4%, from $2.8 million for the same period in 2002. The increase was due mainly to increased activity associated with our research contract with the NREL awarded in late 2002, as well as increased activity associated with other internal research and development programs.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the nine months ended September 30, 2003 were $3.8 million, an increase of $713,000, or 23%, from $3.1 million for the same period in 2002. The increase was primarily due to increased insurance costs and increased costs associated with sales and marketing initiatives.

Interest income, net. Our net interest income for the nine months ended September 30, 2003 was $157,000, a decrease of $428,000, or 73%, from $585,000 for the same period in 2002. The decrease in interest income was due to declining cash and investment balances for a portion of the period resulting from capital equipment purchases and funding of operations and generally lower yields realized on marketable securities.

Accretion and dividends on preferred stock. As disclosed above, on May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock and warrant to purchase 2,400,000 shares of common stock. As a result of the preferred stock and warrant financing, accretion and dividends of $12.8 million were recorded for the nine-month period ended September 30, 2003. $11.7 million of this charge was recognized immediately (during the second quarter) since the holders of shares of the Series A convertible preferred stock are entitled to convert their shares into common stock at any time. The sources of the discounts on issuance requiring this accretion charge and dividends are summarized in the following table:

Beneficial conversion feature	$10,314,000
Proceeds allocated to the fair value of common stock warrant	525,000
Financing costs	849,000
Preferred stock dividend through September 30, 2003	1,114,000

Total preferred stock accretion and dividends	$12,802,000

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

The total proceeds of $1.1 million from Beacon Power Corporation were allocated between the Series A convertible preferred stock ($475,000) and the warrant ($625,000) based on their relative fair values. The value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of 2% and a term of three years. The difference between the proceeds allocated to the relative fair value of the warrant, $625,000, and the amount paid for the warrant, $100,000, or $525,000 was included in the accretion charge of $12.8 million for the nine-month period ended September 30, 2003.

Other comprehensive income (loss). Our other comprehensive loss for the nine months ended September 30, 2003 was $39,000, compared to comprehensive income of $47,000 for the same period in 2002, consisting of net unrealized gains and losses on marketable securities.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and, to a lesser extent, research and product revenues. At September 30, 2003, we had working capital of $27.3 million, including cash, cash equivalents and short-term investments of $24.5 million.

Net cash used in operating activities was $6.4 million for the nine months ended September 30, 2003, as compared to $10.9 million for the nine months ended September 30, 2002. The decrease in net cash used in operating activities was primarily due to a decrease in our accounts receivable and inventory and an increase in accounts payable. For the third quarter in 2003, Days Sales Outstanding (DSO) was approximately 69 days, versus approximately 85 days for the second quarter of 2003. The decrease in DSO was due mainly to significant cash receipts during the third quarter of 2003 related to sales originating in the second quarter of 2003. Product sales to customers can fluctuate widely month-to-month, and depending on when sales occur during the quarter, DSO can fluctuate significantly quarter-to-quarter.

Net cash used in investing activities was $19.4 million for the nine months ended September 30, 2003, as compared to net cash provided by investing activities of $9.3 million for the nine months ended September 30, 2002. For the nine-months ended September 30, 2003, net cash was used to purchase equipment associated with the build-out of our Marlboro manufacturing plant as well as purchases of marketable securities. For the nine months ended September 30, 2002, net cash was provided from the net sales of marketable securities somewhat offset by purchases of equipment associated with the build-out of our Marlboro manufacturing plant.

Net cash provided by financing activities was $28.6 million for the nine months ended September 30, 2003, as compared to $14,000 for the nine months ended September 30, 2002. The cash provided by financing activities principally represents the net proceeds resulting from our Series A convertible preferred stock and warrant financing which closed on May 15, 2003.

Capital expenditures were $6.0 million for the nine months ended September 30, 2003, as compared to $1.5 million for the nine months ended September 30, 2002. Capital expenditures for the nine months ended September 30, 2003 were primarily for equipment needed for our manufacturing facility. As of September 30, 2003, our outstanding commitments for capital expenditures were approximately $3.3 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our manufacturing facility. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We have purchased certain equipment that is planned for the second manufacturing line. We will fund our current capital commitments primarily with the proceeds from our Series A convertible preferred stock and warrant financing which closed on May 15, 2003. In addition to the current capital commitments, substantial further capital expenditures will be required over the next twelve to eighteen months to increase the capacity at our manufacturing facility to our target level of 10 to 14 megawatts for both lines. We expect portions of the second manufacturing line to become operational in late 2003 and that it will be completed in 2004. We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations for the next 12 months.

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

We currently do not have any special purpose entities or off-balance sheet financing arrangements. As of September 30, 2003, our cash commitments, as disclosed in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, have not significantly changed.

Certain Factors Which May Affect Future Results

Risks Relating to Our Financial Results

Evaluating our business and future prospects may be difficult due to our limited operating history.

We are at an early stage of development and there is limited historical information available upon which you can base your evaluation of our business and prospects. We were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products. Although we began shipping product from our pilot manufacturing facility in 1997, the primary objective of our pilot production line was the technical development and further refinement of our String Ribbon technology and related manufacturing processes. We shipped our first commercial products from our Marlboro manufacturing facility in September 2001. We have shipped only a limited number of solar power panels and have recognized limited revenues since our inception.

In addition, our early stage of development means that we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the market we are addressing is rapidly evolving. You should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

Since our inception, we have incurred significant net losses, including net losses of $9.8 million for the nine-month period ended September 30, 2003. As a result of ongoing operating losses, we had a cumulative net loss of $51.1 million as of September 30, 2003. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to: expand our manufacturing operations, develop our distribution network, continue to research and develop our products and manufacturing technologies, implement internal systems and infrastructure in conjunction with our growth and hire additional personnel.

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

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold over 48,000 solar panels since 1997, none of these panels has been operating more than six years, and over 50% of them have been operating less than one year. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective product. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. Through September 30, 2003, we sold our solar power products to approximately 20 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

From our inception through September 30, 2003, approximately 65% of our product sales have been made to resellers outside North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will continue to be significant. Sales in Germany constituted approximately 61% of our total product sales for the nine month period ended September 30, 2003. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

-	difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

-	inability to obtain intellectual property protection;

-	encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries;

-	difficulty of enforcing revenue collection internationally; and

-	our continued ability to sell our products in the German market.

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

From our inception through September 30, 2003, our three largest resellers accounted for approximately 58% of our product sales and our 10 largest resellers accounted for approximately 83% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

We manufacture all of our solar power products using materials and components procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required time frames and we may experience order cancellation and loss of market share. We currently do not have contracts with many of our suppliers and may not be able to procure sufficient quantities of the materials and components necessary to manufacture our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products and/or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us. In addition, our manufacturing processes utilize custom-built equipment that is currently produced by a limited number of suppliers. A supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us could delay our capacity expansion of our manufacturing facility and otherwise disrupt our production schedule or increase our costs of production.

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

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Mark A. Farber, our Chief Executive Officer, President and a director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 142 employees as of September 30, 2003, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our intellectual property against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property:

-	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

-	our license, but not our right, to practice the String Ribbon technology terminates upon expiration of the underlying patents, the first of which expired in June 2003, and our historical operating experience with String Ribbon and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage after these patents have expired;

-	third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies;

-	we may incur significant costs and diversion of management resources in prosecuting or defending patent infringement suits;

-	we may not be successful in prosecuting or defending patent infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights; however, a license may not be available to us or may not be available to us on commercially reasonable terms; and

-	the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information disclosed to the public.

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

We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 18% for the nine-month period ended September 30, 2003. We currently have two active research contracts with total estimated revenues of approximately $5.0 million, $3.5 million of which has been authorized by the sponsoring agencies and $3.4 million of which has been recorded as revenue as of September 30, 2003. We have fully recognized all revenue associated with our contract that expires on October 31, 2003, and we expect the remaining $1.6 million of revenue will be recognized somewhat ratably over the remaining life of the second contract, which expires on May 31, 2005. These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies.

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

Risks Associated With the Market for Our Common Stock

Our officers and directors control 69% of our voting stock and may be able to significantly influence corporate actions.

As of November 1, 2003, our executive officers, directors and entities affiliated with them controlled 69% of our voting stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

Provisions of our certificate of incorporation, our by-laws and Delaware law could make it more difficult and expensive for a third party to pursue a tender offer, change in control transaction or takeover attempt that is opposed by our board of directors. Stockholders who wish to participate in these transactions may not have the opportunity to do so. We also have a staggered board of directors, which makes it difficult for stockholders to change the composition of our board of directors in any one year. If a tender offer, change in control transaction, takeover attempt or change in our board of directors is prevented or delayed, the market price of our common stock could decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We do not use derivative financial instruments. Interest income earned on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income is sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and nine months ended September 30, 2003, a 100-basis point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

During the quarter ended September 30, 2003, the Company filed a report on Form 8-K dated July 31, 2003, reporting information under Item 5 relating to the press release regarding its financial results for the quarter ending June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: November 12, 2003	/s/ Richard G. Chleboski

Richard G. Chleboski
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)