Form 10-K
period 2003-12-31
EVERGREEN SOLAR INC
filed 2004-03-23
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

     Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes ☐ No ☒

     As of March 17, 2004, there were 16,086,604 shares of the registrant’s Common Stock, $.01 par value per share, outstanding. The aggregate market value of the registrant’s voting equity held by non-affiliates as of June 30, 2003 was approximately $15 million.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS:

OVERVIEW

     We develop, manufacture and market solar power products that are capable of providing reliable and environmentally clean electric power throughout the world. Our solar power products are targeted at the global solar power market. We believe our proprietary and patented solar power technologies, based on our String RibbonTM technology, offer significant design, cost and manufacturing advantages over competing solar power technologies. We intend to become a leading producer of high-quality solar power products by expanding our manufacturing capacity, reducing our manufacturing costs, developing innovative solar power products, increasing our distribution capabilities and pursuing strategic relationships.

     Since our formation in 1994, we have conducted research and development of advanced process and product technologies and, between 1997 and June 2001, we used pilot manufacturing facilities to refine our solar power products and manufacturing processes. Also in 1997, we began shipping small quantities of commercial products. In 2001, we expanded our manufacturing capacity capability by relocating our operations to a 56,250 square foot facility in Marlboro, Massachusetts where we constructed a new manufacturing line. We are continuing to refine, develop and commercialize a number of laboratory-demonstrated advancements in our solar power technologies, including advanced String Ribbon crystal growth, more efficient solar cells and improved solar panel designs. Since our inception, we have shipped over 50,000 solar panels for residential, commercial and industrial applications in the United States and internationally. As we continue to increase production volumes, we intend to actively expand existing and seek new distribution and marketing arrangements.

FINANCING TRANSACTION

     On May 15, 2003, the Company consummated the transaction contemplated by a Stock and Warrant Purchase Agreement which was entered into on March 21, 2003 with Perseus 2000, L.L.C., Nth Power Technologies Fund II, LP, Nth Power Technologies Fund II-A, LP, RockPort Capital Partners, L.P., RP Co-Investment Fund, I, Micro-Generation Technology Fund, LLC, UVCC Fund II, UVCC II Parallel Fund, L.P., Caisse de depot et placement du Quebec, CDP Capital — Technology Ventures U.S. Fund 2002 L.P., Beacon Power Corporation, Massachusetts Technology Park Corporation, Zero Stage Capital VII, L.P., Zero Stage Capital (Cayman) VII, L.P., Zero Stage Capital SBIC VII, L.P., IMPAX Environmental Markets plc, Merrill Lynch New Energy Technology Plc, MLIIF New Energy Fund, PNE Invest Limited, Odyssey Fund, SAM Private Equity Energy Fund LP, SAM Sustainability Private Equity LP and SAM Smart Energy. As a result of the consummation of this transaction, the Company issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at a per share exercise price equal to $3.37, for $100,000. A total of $29.5 million was raised as a result of the consummation of the transaction. The proceeds to the Company, net of financing expenses of approximately $849,000, were approximately $28.6 million for the transaction. The shares of Series A convertible preferred stock were initially convertible into shares of common stock on a 1-to-1 basis which is subject to adjustment to account for the payment of dividends, to take into account certain changes to the Company’s capital structure and to account for future dilutive issuances. As a condition to the obligation of the purchasers to consummate the financing transaction, the Company registered for resale the shares of common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrant.

HISTORICAL MILESTONES

     We were incorporated in August 1994 and, to date, we have achieved the following milestones along our product development and commercialization schedule:

Date		Historical Milestone

October	1994	Evergreen Solar founded with four employees in a 2,500 square foot laboratory.
October	1995	First String Ribbon wafers produced.
April	1997	9,400 square foot pilot manufacturing facility operational.
October	1997	First commercial sale of solar panels produced using String Ribbon technology.
June	1999	Total sales of solar panels of 2,500 units and 100 kilowatts achieved.
December	1999	Kawasaki investment of $5 million and execution of a strategic distribution and marketing agreement.
March	2000	Leased 56,250 square foot manufacturing and headquarters facility located in Marlboro, Massachusetts.
August	2000	Renovation of our Marlboro manufacturing facility and headquarters begun.
June	2001	First shipment of solar panels from our new Marlboro manufacturing facility.
November	2001	New distribution relationships in the U.S. and Europe.
December	2001	Shipment of our 10,000th solar panel.
June	2002	Achieved first quarterly $1.0 million in product sales.
December	2002	Demonstration of double ribbon growth to boost productivity.
December	2002	Solar system installed on White House.
May	2003	Close of $29.5 million preferred stock and warrant financing transaction
Dec	2003	Richard M. Feldt appointed as new Chief Executive Officer
Jan	2004	Shipment of our 50,000th solar panel
Jan	2004	Demonstrated quad-ribbon growth process

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

     Solar power has emerged as one of the primary distributed generation technologies seeking to capitalize on the opportunities resulting from trends affecting the electric power industry. Relative to other distributed generation technologies, solar power benefits include:

-	Modular and scaleable. From tiny solar cells powering a hand-held calculator to an array of roof panels powering an entire home to acres of panels on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world. Solar is among the best technologies for power generation in urban areas, environmentally sensitive areas, and geographically remote areas in both developing and developed countries.

-	Reliable. With no moving parts and no fuel supply required, solar power systems reliably power some of the world’s most sensitive applications, from space satellites to microwave stations in the mountains and other remote, harsh environments which typically require reliable power sources. Solar panels typically carry warranties as long as 25 years.

-	Dual use. Solar panels are expected to increasingly serve as both a power generator and the skin of the building. Like architectural glass, solar panels can be installed on the roofs or facades of residential and commercial buildings.

-	Environmentally cleaner. Solar power systems consume no fuel and produce no air or water emissions.

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

OUR TECHNOLOGY SOLUTION

     We believe our technologies and processes are unique among our competitors. Both our technologies and processes have been designed to reduce manufacturing costs while improving product design. We are developing technology at the wafer, cell and panel stages of manufacturing, and we hold patents and other intellectual property in all three areas. We believe our String Ribbon wafer manufacturing technology is our core technology and offers a substantial opportunity to reduce cost and otherwise advance our business through reduced materials cost, simpler processing and lower required economies of scale.

     In the String Ribbon technique, strings are pulled vertically through a shallow pool of molten silicon, and the silicon solidifies between the strings to form a continuous ribbon of crystalline silicon. The ribbon is then cut and prepared for cell fabrication. The use of strings to aid in the simplified growth of a silicon ribbon is what distinguishes our proprietary and patented String Ribbon technology from other advanced crystalline silicon wafer technologies that do not involve slicing. We believe our String Ribbon technology for the growth of solar wafers has the following significant advantages:

-	Efficient materials use. Unlike conventional bulk crystalline silicon wafer technology, in which solid blocks of silicon are sliced into thin wafers at significant expense and silicon waste, our technology grows a continuous, flat ribbon to the desired thickness. Since our technology does not involve slicing solid blocks, we can use approximately half as much silicon as conventional crystalline silicon techniques and we believe we can reduce this amount to about one-fifth in the future through production of thinner wafers.

-	Continuous processing. Our technology permits the continuous growth of crystalline silicon ribbon, which can lead to high automation, efficient equipment use and improved productivity.

-	Modularity. Dual-String Ribbon furnaces individually have a capacity of approximately 0.1 megawatts per year, whereas conventional bulk technology typically has an individual machine capability of 3 or more megawatts per year, and the trend has been to increase minimum unit size in recent years. We expect that this modularity may enable us to achieve economies of scale at a smaller scale than conventional technologies, which could enable us to manufacture internationally in more numerous, smaller factories to better serve global markets.

OUR PRODUCTS

     Solar power products in general are built-up through four stages of production:

-	Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon that can be processed into a solar cell. Our rectangular wafers currently measure 81 millimeters by 150 millimeters and are approximately as thick as a business card.

-	Cells. A solar cell is a device made from a wafer that converts sunlight into electricity by means of a process known as the photovoltaic effect. Our solar cells produce approximately 1.5 watts of power each.

-	Panels. A solar panel is an assembly of solar cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. A typical solar panel can produce from 20 to 200 watts of power and range in size from two to 15 square feet. A 100-watt solar panel can power a standard 100-watt light bulb, or approximately 3% of the power requirements of a typical home in the United States. Our current solar panels range from 47 to 115 watts in power.

-	Systems. A solar system is an assembly of one or more solar panels that have been physically mounted and electrically interconnected, often with batteries and/or power electronics, to produce electricity. Typical residential on-grid systems contain between 10-40 panels and produce 1-4 kW.

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

SALES AND MARKETING

     Market Focus

     We intend to primarily target the on-grid markets and the off-grid rural electrification market, where we believe growth prospects are the largest and where we expect our solar power technology will provide us the greatest competitive advantage. These markets are characterized as follows:

-	On-grid. The on-grid market is currently the fastest growing solar power market within which we are focused primarily on U.S. and European markets.

-	Off-grid rural electrification. Within the off-grid market, we believe that rural electrification has the largest potential but is the least penetrated market as evidenced by the two billion people in the world without conventional electricity. Marketing, financing, local infrastructure and support are projected to remain the principal challenges to greater expansion of this market. To date, we have primarily pursued sales in Central and South America and the Pacific Rim.

     Since inception, over 89% of our product sales have been to on-grid market segments, and over 65% of our product sales have been exported from the U.S. The majority of our export sales to date have been to Europe.

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

     We expect to collaborate closely with a relatively small number of resellers throughout the world. We currently have approximately 25 distributors worldwide and are actively adding new accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development, and more easily and cost-effectively enter new geographic markets, attract new customers and develop advanced solar power applications.

     We currently work with a relatively small number of resellers who have particular expertise in a selected geographic or applications market segment. Sales to our ten largest resellers have accounted for approximately 82% of our total product revenues since inception. No single reseller has accounted for more than 45% of total revenues over that period. As we continue to expand manufacturing capacity and sales volumes, we anticipate developing relationships with additional resellers. During fiscal year 2003, approximately 27% of our product sales were made to resellers in the United States, and all of our research revenue was generated within the United States. During the same period, revenue from a German distributor and the National Renewable Energy Laboratory accounted for approximately 39% and 10% of total revenues, respectively.

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

MANUFACTURING

     Our principal manufacturing objective is to provide for large-scale manufacturing of our solar power products at low costs that will enable us to penetrate price-sensitive solar power markets. Our 56,250 square foot facility in Marlboro, Massachusetts includes approximately 35,000 square feet of manufacturing space. This facility includes a complete line of equipment to manufacture String Ribbon wafers, fabricate and test solar cells, and laminate and test panels. The first of the facility’s two planned manufacturing lines entered service in 2001. During 2002, we initiated the design and construction of the second production line in our Marlboro facility. At the end of 2003, equipment for parts of the cell processing and module fabrication operations began production.

     In addition to our current investment in our Marlboro, Massachusetts facility, we intend to selectively pursue opportunities to establish local manufacturing arrangements on a worldwide basis. Because the market opportunity for solar power encompasses numerous applications in both developed and developing nations worldwide, we expect a significant portion of our future sales will be made outside of the United States. Despite these opportunities, manufacturing of solar power products has remained largely concentrated in the United States, Europe and Japan due to factors such as reduced economies of scale and technical process complexities of establishing local manufacturing facilities.

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

     We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 17% for the year ended December 31, 2003. During 2003, we had two active multi-year research contracts summarized as follows (in millions):

	National Institute
	of Standards and	National Renewable
	Technology	Energy Laboratory
Total government funding	$2.0	$3.0
Total funding authorized as of December 31, 2003	$2.0	$2.0
Revenue recorded through December 31, 2003	$2.0	$1.6
Remaining revenue to be recorded	$0.0	$1.4
Expiration date	October 31, 2003	May 31, 2005

     We have fully recognized all revenue associated with our contract with the National Institute of Standards and Technology which expired on October 31, 2003, and we expect the remaining $1.4 million of revenue associated with the contract with the National Renewable Energy Laboratory will be recognized as work is performed over the remaining life of the contract, which expires on May 31, 2005.

     These and other research contracts we have obtained generally provide for development of advanced materials and methods for wafer, cell and panel manufacturing, product development and market development. In all cases to date, we retain all rights to any intellectual property and technological developments resulting from the government funding, with the exception of government “march-in” rights to practice the technology on its own behalf and certain rights universities retain for work they perform under subcontract to us. These contracts usually require the submission by us of technical progress reports, most of which may become publicly available. These contracts are generally cost-shared between the funding agency and us with our share of the total contract cost historically ranging from approximately 30% to 70%. The contracts normally expire between six months and three years from their initiation. We recognized research revenues of $932,000 in 2001, $1.4 million in 2002, and $1.6 million in 2003 from several government-sponsored research contracts. We recorded research and development expenditures, including the cost of research revenue, of $3.1 million in 2001, $3.7 million in 2002 and $3.8 million in 2003.

The following table summarizes research revenues received from various government agencies as a percentage of total revenues:

	2001	2002	2003
National Institute of Standards and Technology	24%	11%	7%
National Renewable Energy Laboratory	15%	10%	10%

	39%	21%	17%

INTELLECTUAL PROPERTY RIGHTS

  Patents

     We believe that our commercial success will significantly depend on our ability to protect our intellectual property rights underlying our proprietary technologies. We seek United States and international patent protection for major components of our technology platform, including our crystalline silicon wafers, solar cells and solar panels. We own or have licensed 20 issued United States patents and 3 issued foreign patents in the solar power field. These patents began to expire in 2003 and will all be expired by 2019. In addition, we have 5 United States patent applications pending. We decide whether and in what foreign countries to file counterparts of our United States patent applications. We devote substantial resources to building a strong patent position, and we intend to continue to file additional United States and foreign patent applications to seek protection for technology we deem important to our commercial success.

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

     In September 1994, Dr. Sachs granted us an irrevocable, worldwide, royalty-bearing license to practice the String Ribbon technology and related patents under a license and consulting agreement. The patents underlying this agreement began to expire in 2003 and will all have expired by the end of 2004. This agreement permits us to sublicense any of our license and other rights under the agreement. The license is exclusive worldwide, subject only to nonexclusive, nontransferable rights held by the United States Department of Energy to practice the String Ribbon technology on its own behalf. Dr. Sachs continues to actively consult with Evergreen Solar on new technological developments.

     We have been awarded 3 issued United States patents and have filed 6 patent applications on our own, internally-developed inventions related to String Ribbon and wafer fabrication, which are method inventions relating to automated, high-yield production techniques.

     Solar Cell Fabrication. We have been awarded 5 issued United States patents and 1 foreign patent relating to our solar cell processing technology. The issued United States patents relate to the method for forming wrap-around contacts on solar cells and a method for processing solar cells.

     Solar Panels. We have been awarded 8 issued United States patents and 1 foreign patent relating to advanced solar panel designs. The 8 issued United States patents relate to solar cell modules with an improved backskin, solar cell modules with an interface mounting system, an encapsulant material for solar cell modules and a solar cell roof tile system.

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

COMPETITION

     The market for solar power products is intensely competitive. There are over 20 companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Royal Dutch Shell, Sharp Corporation, RWE, and Sanyo Corporation. All of these solar power product producers, as well as several others, have historically derived all or a majority of their solar power product sales from conventional manufacturing technology that involves using wafers made from slicing solid blocks of crystalline silicon. In addition, some of these companies are developing advanced crystalline silicon or thin film technologies, including technologies such as advanced crystalline sheet and ribbon technologies and thin films of amorphous silicon, cadmium telluride and copper indium diselenide, and project future cost savings similar to or greater than ours. We believe several of our competitors are developing and are currently producing products based on crystalline silicon wafer technologies that, like String Ribbon, do not involve slicing silicon blocks.

     We believe the technologies used in our current solar power products have some similarities with those employed in our competitors’ products. However, because our solar power products are made from crystalline silicon, we believe our current products may be more reliable than those made from thin film technologies which often use materials, such as amorphous silicon, which we believe may be less stable.

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

EMPLOYEES

     As of December 31, 2003, we had 151 full-time employees, including 18 engaged in research and development and 118 engaged in manufacturing. Nineteen of our employees have advanced degrees, including 5 with Ph.D.s. None of our employees are represented by any labor union nor are they organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

AVAILABLE INFORMATION

     Our annual report on Form 10-K, quarterly reports, current reports on Form 8-K, and all amendments to those reports are made available free of charge though our internet website (http://www.evergreensolar.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES:

     Our headquarters is currently located in a leased space in Marlboro, Massachusetts, where we currently occupy approximately 56,250 square feet of administrative, laboratory and manufacturing space. Our lease expires on June 30, 2010.

     On January 24, 2004, we signed a new lease for 23,839 square feet of additional warehouse and office space located in Marlboro, Massachusetts. This lease expires on January 24, 2010.

ITEM 3. LEGAL PROCEEDINGS:

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

Market for Our Common Stock

     Our common stock is traded on the Nasdaq National Market under the symbol “ESLR”. The following table sets forth for the calendar periods indicated, the high and low sales price of our common stock on the Nasdaq National Market.

	High	Low
2002:
First Quarter	$4.79	$2.06
Second Quarter	$3.48	$1.32
Third Quarter	$1.70	$0.65
Fourth Quarter	$1.68	$0.44
2003:
First Quarter	$2.32	$1.00
Second Quarter	$1.98	$1.26
Third Quarter	$3.25	$1.01
Fourth Quarter	$2.89	$1.48

     On March 17, 2004 there were approximately 176 stockholders of record of our common stock. We have never declared or paid cash dividends on shares of our common stock. Holders of shares of Series A convertible preferred stock are entitled to a quarterly dividend at an annual rate of 10% payable in cash or, at our option, we may accrete the Series A convertible preferred stock 10% dividend to the conversion price and liquidation preference of the Series A convertible preferred stock. Apart from the dividend on the Series A convertible preferred stock, we intend to retain any earnings for use in our business.

     Please see Part III, Item 12: Securities Ownership of Certain Beneficial Owners and Management for the information regarding securities authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA:

     You should read the data set forth below in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2001, 2002, and 2003 and the balance sheet data at December 31, 2002 and 2003 have been derived from our audited financial statements which appear elsewhere in this filing. The statement of operations data presented below for the years ended December 31, 1999 and 2000, and the balance sheet data at December 31, 1999, 2000 and 2001 have been derived from our audited financial statements, which are not included in this filing.

	Year Ended December 31,
	1999	2000	2001	2002	2003
		(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Product revenues	$189	$419	$1,546	$5,296	$7,746
Research revenues	2,113	1,753	932	1,448	1,565

Total revenues	2,302	2,172	2,478	6,744	9,311

Operating Expenses:
Cost of product revenues	997	2,795	9,649	12,405	15,379
Research and development expenses, including cost of research revenues	3,091	3,382	3,063	3,692	3,791
Selling, general and administrative expenses	1,309	2,505	4,088	4,520	5,337

Total operating expenses	5,397	8,682	16,800	20,617	24,507

Operating loss	(3,095)	(6,510)	(14,322)	(13,873)	(15,196)
Net interest income	163	1,305	1,845	674	222

Net loss	(2,932)	(5,205)	(12,477)	(13,199)	(14,974)
Accretion and dividends on Series A convertible preferred stock	(1,231)	(2,283)	—	—	(13,498)

Net loss attributable to common stockholders	$(4,163)	$(7,488)	$(12,477)	$(13,199)	$(28,472)

Net loss per share attributable to common stockholders (basic and diluted)	$(5.18)	$(2.96)	$(1.10)	$(1.16)	$(2.39)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	803	2,530	11,304	11,405	11,899

	December 31,
	1999	2000	2001	2002	2003
			(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$14,455	$45,994	$26,263	$8,483	$20,340
Working capital	14,982	46,056	26,591	12,544	22,039
Total assets	16,318	55,783	44,861	31,963	45,976
Convertible preferred stock	29,293	—	—	—	27,032
Stockholder’s equity (deficit)	(13,502)	54,143	43,055	29,913	16,944

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

EXECUTIVE OVERVIEW

     We develop, manufacture and market solar power products for the global marketplace. Solar cells are semiconductor devices that convert sunlight into electricity and form the building block for all solar power products. To date, our product sales have been primarily solar panels, which have been used to generate electricity for on-grid and off-grid applications. Off-grid applications have included the electrification of rural homes, lighting for small, rural schools and power supplies for water pumping. More recently, the substantial majority of our products have been used by on-grid customers as a clean, renewable source of alternative or supplemental electricity.

During 2003, our product sales were constrained by our manufacturing capacity. During the second half of 2003, we made significant progress on our capital expansion program aimed at roughly quadrupling our production capacity by adding a second manufacturing line, which we expect to be completed by the end of 2004. We completed a $29.5 million private equity financing on May 15, 2003 which will help fund this expansion. Since product revenue has been capacity limited, the planned expansion should enable significant revenue growth during 2004 and should also further improve our product gross margins.

In anticipation of the increase in product availability, we strengthened our sales and marketing organization with three hires during the fourth quarter of 2003, and are focused on expanding sales channels. The combination of recent governmental initiatives in Germany aimed at accelerating the adoption of solar power for residential and commercial applications, our proactive sales efforts, and our capacity expansion efforts should provide us with a foundation for product revenue growth in 2004.

     Implementation of our dual-ribbon growth technology, increased production volume, adding key positions to staff across the organization, expanding and establishing key customer relationships, and consummating the Series A convertible preferred stock and warrant financing were the key factors in determining our performance for 2003. We demonstrated the dual-ribbon growth technology (pulling two string ribbons out of one furnace) on a limited production basis during the fourth quarter in 2003, which we expect to substantially lower the manufacturing cost of growing silicon wafers and roughly double the capacity of one string ribbon furnace. We expect the new crystal growth furnaces we will be installing throughout 2004 will all be dual-ribbon growth furnaces. We added several key staff in sales, administration, manufacturing and research and development during 2003 to better position ourselves for the anticipated growth of the company over the next 12 months. Most notably, we hired Richard M. Feldt as our new President and CEO in December 2003. Additionally, our marketing and sales organization was expanded during the fourth quarter to develop our marketing and distribution strategy in anticipation of future growth.

The cash raised as a result of the Series A convertible preferred stock and warrant financing provided us with the resources necessary to increase our capital spending program. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund this capacity expansion and our expected increased level of operations through fiscal year 2004 and, as a result, we will need to raise significant additional financing or secure a working capital line of credit in order to successfully fund such expanded operations. If we are not able to complete a financing or secure a working capital line of credit in a timely manner, we will need to implement fundamental changes to our business and operations which will likely include substantially reducing, suspending, or terminating our capacity expansion and substantially reducing our daily operating expenditures from current levels, in which case we believe our cash, cash equivalents and short-term investments will then be sufficient to fund our operations through the end of fiscal year 2004.

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

Inventory

     Inventory is valued at the lower of cost or market. Certain factors may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. Given our current production levels and the market value of our products, we currently sell our finished goods inventory at prices that are below the sum of our fixed and variable costs per unit. Accordingly, we write down our finished goods inventory to realizable value equal to the difference between the cost of inventory and the estimated market value. In addition, estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We treat lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

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

Long-lived Assets

     Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that an impairment is required, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes further reducing our manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.

Income Taxes

     We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of our consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that we determine that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

Results of Operations

     Product revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. Product revenues represented 83% of total revenues for the year ended December 31, 2003, 79% of total revenues for the year ended December 31, 2002 and 62% of total revenues for the year ended December 31, 2001. International product sales accounted for approximately 73%, 68% and 35% of total product revenues for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, product sales to a European distributor accounted for approximately 47% of product revenue, and sales to another European distributor accounted for approximately 10% of product revenue. During 2002, sales to a European distributor accounted for approximately 56% of product revenue. During 2001, sales to a U.S. distributor and a Japanese distributor accounted for approximately 52% and 22% of product revenue, respectively. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Through December 31, 2003, all product revenues were denominated in United States dollars. Foreign exchange rate fluctuations have impacted the relative competitiveness of our products in international markets, but we have not had any direct foreign exchange exposure. However, we expect that during 2004, market conditions will require us to denominate a portion of our sales in local currencies, which could expose us directly to foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

     Research revenues. Research revenues consist of revenues from various state and federal government agencies to fund our ongoing research, development, testing and enhancement of our products and manufacturing technology. We have not in the past, nor is it our intention in the future, to pursue contracts that are not part of our ongoing research activities. We recognize research revenues as services are rendered. During 2003, we had two active multi-year research contracts summarized as follows (in millions):

	National Institute
	of Standards and	National Renewable
	Technology	Energy Laboratory
Total government funding	$2.0	$3.0
Total funding authorized as of December 31, 2003	$2.0	$2.0
Revenue recorded through December 31, 2003	$2.0	$1.6
Remaining revenue to be recorded	$0.0	$1.4
Expiration date	October 31, 2003	May 31, 2005

     We have fully recognized all revenue associated with our contract with the National Institute of Standards and Technology which expired on October 31, 2003, and we expect the remaining $1.4 million of revenue associated with the contract with the National Renewable Energy Laboratory will be recognized as work is performed over the remaining life of the contract, which expires on May 31, 2005.

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

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel costs, professional fees, rent, insurance and other sales expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts, hire additional sales personnel and initiate additional marketing programs. We expect that general and administrative expenses will increase as we add personnel and incur additional costs related to the growth of our business as well as increased compliance costs associated with being a publicly traded company.

     Stock-based compensation expense, related to the issuance of stock options to employees. Prior to December 31, 2000, we recorded total cumulative deferred compensation of approximately $1.3 million representing the difference between the estimated fair market value of the common stock and the exercise price of the option at the grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $271,000, $289,000, and $290,000 for the years ended December 31, 2003, 2002, and 2001, respectively, and is reflected in operating expenses. We expect to recognize stock-based compensation expense for these past grants of approximately $90,000 for the year ending December 31, 2004.

     Net interest income. Net interest income consists primarily of interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any bond premium amortization.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

     Revenues. Our product revenues for the year ended December 31, 2003 were $7.7 million, an increase of $2.5 million, or 46%, from $5.3 million for the same period in 2002. The increase in product revenues was due to the increased production capacity of our manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the year ended December 31, 2003 were $1.6 million, an increase of $117,000, or 8%, from $1.4 million for the same period in 2002. The increase in research revenue was due to revenue recognized associated with our research contract with the National Renewable Energy Laboratory, for which work did not begin until late 2002.

     Cost of product revenues. Our cost of product revenues for the year ended December 31, 2003 was $15.4 million, an increase of $3.0 million, or 24%, from $12.4 million for the same period in 2002. This increase was associated with increased production at our Marlboro facility. Approximately 25% of the increase was due to higher depreciation expense resulting from equipment placed in service at our Marlboro manufacturing facility, approximately 50% of the increase was due to increases in materials purchased due to increased production, and most of the remainder was due to increases in salaries associated with additional personnel. Product gross margin for the year ended December 31, 2003 was –99% versus -134% for the same period in 2002. Product gross margin improved primarily due to yield and efficiency improvements associated with the scale-up of our manufacturing line and higher sales volumes. Due to the relatively large component of fixed costs and scale-up of our production, product gross margins will still be highly dependent on sales volumes. Therefore, we do not expect substantial improvements in product gross margin until we realize increased production volumes associated with the completion of our second manufacturing line, expected by the end of 2004.

     Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the year ended December 31, 2003 were $3.8 million, an increase of $99,000, or 3%, from $3.7 million for the same period in 2002. The increase was due primarily to increased activity associated with our two active government contracts, as more costs were incurred for subcontractors providing research services as well as for added personnel.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2003 were $5.3 million, an increase of $817,000, or 18%, from $4.5 million in 2002. Approximately 50% of the increase was due to increases in insurance costs, approximately 20% of the increase was due to increases in advertising and other marketing programs, and most of the remainder of the increase was due to higher professional service fees.

     Net interest income. Our net interest income for the year ended December 31, 2003 was $222,000, a decrease of $452,000, or 67%, from $674,000 for the same period in 2002. The decrease in interest income was due to declining cash and investment balances for a portion of the period resulting from capital equipment purchases and funding of operations and generally lower yields realized on marketable securities.

     Accretion and dividends on preferred stock. On May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at an exercise price equal to $3.37 per share for $100,000. A total of $29.5 million was raised as a result of the consummation of the transaction, which was partially offset by financing costs of $849,000. As a result of the preferred stock financing, accretion and dividends of $13.5 million were recorded through December 31, 2003. $11.7 million of this charge relates to accretion that was recognized immediately (during the second quarter of 2003) because the holders of shares of the Series A convertible preferred stock are entitled to convert their shares into common stock at any time. The sources of the discounts on issuance requiring this accretion charge are summarized in the following table:

Beneficial conversion feature	$10,314,000
Proceeds allocated to the fair value of common stock warrant	525,000
Financing costs	849,000

Total preferred stock accretion and dividends	$11,688,000

     The difference between the issuance price of the Series A convertible preferred stock and the fair value of our common stock on the date of issuance of the Series A convertible preferred stock resulted in a beneficial conversion feature totaling approximately $10.3 million, which was calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments

     The total proceeds of $1.1 million from Beacon Power Corporation were allocated between the Series A convertible preferred stock (approximately $475,000) and the warrant (approximately $625,000) based on their relative fair values. The value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of approximately 2% and a term of three years. The difference between the proceeds allocated to the relative fair value of the warrant, $625,000, and the amount paid for the warrant, $100,000, or $525,000 contributed to the accretion charge of $11.7 million for the year ended December 31, 2003.

     Shares of Series A convertible preferred stock pay a compounding dividend of 10% per annum, paid quarterly, in cash, or at our election to be added to the liquidation preference of the Series A convertible preferred stock on a quarterly basis, which would result in an increase in the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock. For the year ended December 31, 2003, $1.8 million in dividends accrued on the outstanding Series A convertible preferred stock, which we elected to add to the liquidation preference of the Series A convertible preferred stock. Subject to changes in business conditions, we presently anticipate that the dividend will be added to the liquidation preference of the Series A convertible preferred stock for the foreseeable future.

     Net loss attributable to common stockholders. Net loss attributable to common stockholders was $28.5 million and $13.2 million for the years ending December 31, 2003 and December 31, 2002, respectively. The increase in net loss attributable to common stockholders was due to the overall increase in net operating losses associated with the scale-up of our operations combined with the accretion and dividend charges associated with the Series A convertible preferred stock financing, which was consummated on May 15, 2003.

     Other comprehensive loss. Our other comprehensive loss for the year ended December 31, 2003 was $34,000, compared to $242,000 for the same period in 2002, consisting of net unrealized losses on marketable securities.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

     Revenues. Our product revenues for the year ended December 31, 2002 were $5.3 million, an increase of $3.8 million, or 243%, from $1.5 million for the same period in 2001. The increase in product revenues was due to the increased production capacity of our manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the year ended December 31, 2002 were $1.4 million, an increase of $516,000, or 55%, from $932,000 for the same period in 2001. The increase in research revenues reflects revenue recognized on a research contract with the National Renewable Energy Laboratory accrued in 2002.

     Cost of product revenues. Our cost of product revenues for the year ended December 31, 2002 was $12.4 million, an increase of $2.8 million, or 29%, from $9.6 million for the same period in 2001. This increase was associated with increased production at our Marlboro facility. Approximately one third of the increase was due to higher depreciation expense resulting from equipment placed in service at our Marlboro manufacturing facility, approximately one half of the increase was due to increases in materials purchased due to increased production, and most of the remainder was due to increases in salaries associated with additional personnel.

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

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2002 were $4.5 million, an increase of $432,000, or 11%, from $4.1 million in 2001. Approximately 20% of the increase was due to increases in insurance costs, approximately 33% of the increase was due to increases in salary and other costs associated with the establishment of our Germany sales office, and the remainder of the increase was due to higher depreciation and professional service fees (including audit and legal fees).

     Net interest income. Our net interest income for the year ended December 31, 2002 was $674,000, a decrease of $1.2 million, or 63%, from $1.8 million for the same period in 2001. The decrease in interest income was due to declining cash and investment balances resulting from capital equipment purchases and funding of operations.

     Net loss attributable to common stockholders. Net loss attributable to common stockholders was $13.2 million and $12.5 million for the years ending December 31, 2003 and December 31, 2002, respectively. The increase in net loss attributable to common stockholders was due primarily to a decrease in interest income resulting from declining cash and investment balances resulting from capital equipment purchases and funding of operations.

     Other comprehensive income (loss). Our other comprehensive loss for the year ended December 31, 2002 was $242,000, compared to other comprehensive income of $249,000 for the same period in 2001, consisting of net unrealized gains and losses on marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Financing Transaction

     On May 15, 2003, we consummated a private placement financing transaction with Perseus 2000, L.L.C., Nth Power Technologies Fund II, LP, Nth Power Technologies Fund II-A, LP, RockPort Capital Partners, L.P., RP Co-Investment Fund, I, Micro-Generation Technology Fund, LLC, UVCC Fund II, UVCC II Parallel Fund, L.P., Caisse de depot et placement du Quebec, CDP Capital - Technology Ventures U.S. Fund 2002 L.P., Beacon Power Corporation, Massachusetts Technology Park Corporation, Zero Stage Capital VII, L.P., Zero Stage Capital (Cayman) VII, L.P., Zero Stage Capital SBIC VII, L.P., IMPAX Environmental Markets plc, Merrill Lynch New Energy Technology Plc, MLIIF New Energy Fund, PNE Invest Limited, Odyssey Fund, SAM Private Equity Energy Fund LP, SAM Sustainability Private Equity LP and SAM Smart Energy. As a result of the consummation of this transaction, on May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at an exercise price equal to $3.37 per share for $100,000. A total of $29.5 million was raised as a result of the consummation of the transaction. The proceeds to us, net of financing expenses of approximately $849,000, were approximately $28.6 million. The shares of Series A convertible preferred stock were initially convertible into shares of common stock on a 1-to-1 basis which is subject to adjustment to account for the payment of dividends, to take into account certain changes to our capital structure and to account for future dilutive issuances. As a condition to the obligation of the purchasers to consummate the financing transaction, we registered for resale the shares of common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrant.

     We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At December 31, 2003, we had working capital of $22.0 million, including cash, cash equivalents and short-term investments of $20.3 million.

     Net cash used in operating activities was $9.4 million for the year ended December 31, 2003, $14.3 million for the year ended December 31, 2002, and $11.4 million for the year ended December 31, 2001. The decrease in net cash used in operating activities in fiscal year 2003 as compared with fiscal year 2002, was primarily due to a decrease in our accounts receivable and other current assets. As of December 31, 2003, Days Sales Outstanding (DSO) was approximately 38 days, versus approximately 152 days as of December 31, 2002. The decrease in DSO reflects a significant amount of cash receipts during the fourth quarter relating to sales made in prior quarters, combined with a decrease in product revenue in the fourth quarter from the third quarter. However, international customers are commonly offered longer payment terms than domestic customers due to established business practices, and DSO in future periods may fluctuate depending on the mix of international versus domestic sales as well as the timing of when such sales are made. In general, we anticipate DSO in excess of 60 days during 2004.

     Net cash used in investing activities was $15.8 million for the year ended December 31, 2003, compared to net cash provided by investing activities of $12.9 million for the year ended December 31, 2002, and net cash used in investing activities of $16,000 for the year ended December 31, 2001. For the year ended December 31, 2003, net cash was used to purchase equipment associated with the build-out of the second manufacturing line at our Marlboro manufacturing plant as well as the purchase of marketable securities partially offset by the maturity and sales of marketable securities. For the year ended December 31, 2002, net cash was provided by maturing and selling short-term investments as required to fund operations and purchases of equipment associated with the build-out of the second manufacturing line at our Marlboro manufacturing plant, offset by purchases of corporate paper, corporate bonds and United States government-backed obligations with contractual maturities typically less than one year. For the year ended December 31, 2001, net cash used in investing activities primarily represented capital expenditures associated with the build-out of our manufacturing facility in Marlboro, and also included purchases, sales and maturities of marketable securities.

     Net cash provided by financing activities was $28.6 million for the year ended December 31, 2003, $10,000 for the year ended December 31, 2002, and $812,000 for the year ended December 31, 2001. For the year ended December 31, 2003, cash provided by financing activities principally represented the net proceeds resulting from our Series A convertible preferred stock and warrant financing which closed on May 15, 2003. During 2002 and 2001, cash provided by financing activities represents proceeds from common stock shares issued under our Employee Stock Purchase Plan, and proceeds from the exercise of options and warrants to purchase common stock.

     Capital expenditures were $7.1 million for the year ended December 31, 2003, $2.9 million for the year ended December 31, 2002, and $9.4 million for the year ended December 31, 2001. Capital expenditures for the year ended December 31, 2003 were primarily for equipment needed for our manufacturing facility. As of December 31, 2003, our outstanding commitments for capital expenditures were approximately $3.0 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our manufacturing facility. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We have purchased certain equipment that is planned for the second manufacturing line. We will fund our current capital commitments primarily with the proceeds from our Series A convertible preferred stock and warrant financing which closed on May 15, 2003. In addition to the current capital commitments, substantial further capital expenditures will be required over the next twelve months to increase the capacity at our manufacturing facility to our target level of 10 to 14 megawatts for both lines. We expect the second manufacturing line will be completed in 2004. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund this capacity expansion and our expected increased level of operations through fiscal year 2004 and, as a result, we will need to raise significant additional financing or secure a working capital line of credit in order to successfully fund such expanded operations. If we are not able to complete a financing or secure a working capital line of credit in a timely manner, we will need to implement fundamental changes to our business and operations which will likely include substantially reducing, suspending, or terminating our capacity expansion and substantially reducing our daily operating expenditures from current levels, in which case we believe our cash, cash equivalents and short-term investments will then be sufficient to fund our operations through the end of fiscal year 2004.

     We need additional financing to execute our business plan and to respond to business contingencies such as the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. In addition to the current capital commitments, substantial further capital expenditures will be required over the next twelve months to increase the capacity at our manufacturing facility to our target level of 10 to 14 megawatts for both lines. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

     We currently do not have any special purpose entities or off-balance sheet financing arrangements.

     The following table summarizes our contractual obligations as of December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less than
	Years	1 Year	1-3 Years	4-5 Years	After 5 Years
Non-cancelable operating lease	$4,082,161	$628,765	$1,965,732	$1,359,707	$292,020
Minimum future royalty payments	25,000	25,000
Capital expenditure obligations	3,000,000	3,000,000
Raw materials purchase commitments	2,200,000	2,200,000

Total contractual cash obligations	$9,307,161	$5,853,765	$1,975,107	$1,364,394	$113,895

INCOME TAXES

     As of December 31, 2003, we had federal and state net operating loss carryforwards totaling approximately $47.9 million and $39.9 million, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2004 and 2023. In addition, as of December 31, 2003 we had federal and state research and development tax credit carryforwards of approximately $804,000 and $433,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2009 and 2023. Under provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used annually to offset future taxable income and income tax liability. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. We have considered our history of losses and, in accordance with the applicable accounting standards, have fully reserved the deferred tax asset.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered separately for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

     On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

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

Since our inception, we have incurred significant net losses, including net losses of $15.0 million for the year ended December 31, 2003. As a result of ongoing operating losses, we had a cumulative net loss of $56.3 million as of December 31, 2003. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to: expand our manufacturing operations, develop our distribution network, continue to research and develop our products and manufacturing technologies, implement internal systems and infrastructure in conjunction with our growth and hire additional personnel.

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

     On May 15, 2003, we consummated a private placement financing transaction that raised $29.5 million (before offering expenses of $849,000) through the issuance of 26,227,668 shares of Series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of our common stock. We will fund our current capital commitments primarily with the proceeds from our Series A convertible preferred stock and warrant financing. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund this capacity expansion and our expected increased level of operations through fiscal year 2004 and, as a result, we will need to raise significant additional financing or secure a working capital line of credit in order to successfully fund such expanded operations. If we are not able to complete a financing or secure a working capital line of credit in a timely manner, we will need to implement fundamental changes to our business and operations which will likely include substantially reducing, suspending, or terminating our capacity expansion and substantially reducing our daily operating expenditures from current levels, in which case we believe our cash, cash equivalents and short-term investments will then be sufficient to fund our operations through the end of fiscal year 2004.

We need additional financing to execute our business plan and to respond to business contingencies such as the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. In addition to our current capital commitments, substantial further capital expenditures will be required over the next twelve months to increase the capacity at our manufacturing facility to our target level of 10 to 14 megawatts for both lines. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.

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

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold over 50,000 solar panels since 1997, none of these panels has been operating more than six years, and over 50% of them have been operating less than one year. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

If we fail to successfully complete the build-out of our Marlboro manufacturing facility, our business and results of operations would likely be materially impaired. The first of the Marlboro facility’s two manufacturing lines entered service in 2001. The Company expects the second manufacturing line to be completed in 2004. Completing the build-out of this facility to capacity will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of cost overruns, delays, equipment problems and other start-up and operating difficulties. Our manufacturing processes also use custom-built equipment that may not be delivered and installed in our new facility in a timely manner. In addition, this equipment may take longer and cost more to debug than planned and may never operate as designed. We plan to incorporate first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful, which would increase cost, limit capacity, and prevent us from achieving increases in sales. If we experience any of these or similar difficulties, we may be unable to complete the build-out of the facility, our manufacturing capacity could be substantially constrained and our revenues and earnings would likely be materially impaired.

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

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. For the year ended December 31, 2003, we sold our solar power products to approximately 25 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

From our inception through December 31, 2003, approximately 67% of our product sales have been made to resellers outside North America. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will continue to be significant. Sales in Germany constituted approximately 63% of our total product sales for the year ended December 31, 2003. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

We expect that a portion of our international sales will be denominated in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies would cause our products to become less competitive in international markets and could result in limited, if any, sales and profitability. We expect that during 2004, market conditions will require us to denominate a majority of our sales in local currencies, which will further expose us to foreign exchange gains or losses.

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

From our inception through December 31, 2003, our three largest resellers accounted for approximately 57% of our product sales and our 10 largest resellers accounted for approximately 82% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Richard M. Feldt, our Chief Executive Officer, President and a director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 151 employees as of December 31, 2003, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are over 20 companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Royal Dutch Shell, Sharp Corporation, RWE, and Sanyo Corporation. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs.

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

We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 17% for the year ended December 31, 2003. During 2003, we had two active research contracts with the National Institute of Standards and Technology and the National Renewable Energy Laboratory.

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

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products we sell results in injury. Since our products are electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since sales of our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate, could require us to make significant payments.

Risks Associated With the Market for Our Common Stock

Our officers and directors control 32% of our voting stock and may be able to significantly influence corporate actions.

As of March 17, 2004, our executive officers, directors and entities affiliated with them controlled 32% of our voting stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

INTEREST RATE RISK

We do not use derivative financial instruments. Interest income earned on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. For these reasons, a hypothetical 100-basis point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

FOREIGN CURRENCY EXCHANGE RATE RISK

Through December 31, 2003, all of our sales were denominated in United States dollars. Accordingly, we have not been materially exposed to fluctuations in currency exchange rates with respect to our product sales. However, since we sell a significant portion of our products internationally, the relative competitiveness of our products is impacted by foreign currency exchange rates. We expect that during 2004, a substantial portion of our sales will be denominated in local currencies, which would further expose us to foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Company’s Financial Statements and related Notes and the Report of Independent Auditors are included beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

ITEM 9A. Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness and design of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The information required under this item may be found under the sections captioned “Election of Directors”, “Occupations of Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our Proxy Statement (the “2003 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION:

The information required under this item may be found under the section captioned “Compensation and Other Information Concerning Directors and Officers” in the 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information required under this item may be found under the section captioned “Securities Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required under this item may be found under the caption “Certain Relationships and Related Transactions” in the 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:

The information required under this item may be found under the caption “[Principal Accounting Fees and Services]” in the 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

        1. Consolidated Financial Statements. The financial statements included in Item 8 of Part II which appear beginning on page 33 of this Annual Report on Form 10-K.

        2. Exhibits. The following exhibits:

Exhibit
Number	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)

3.2 (1)	Second Amended and Restated By-laws of the Registrant. (Exhibit 3.4)

4.1(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

4.2(2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant. (Exhibit 4.4)

4.3(3)	Form of Warrant issued to Beacon Power Corporation. (Exhibit 10.4)

10.1 (1)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (1)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (1)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)

10.4 (1)	Lease Agreement between Registrant W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended (Exhibit 10.5)

10.5 (1)+	Agreement between Registrant and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.6 (1)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.7 (1)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (Exhibit 10.9)

10.8 (2)	Stock and Warrant Purchase Agreement dated as of March 21, 2003

10.9 (2)	Form of Registration Rights Agreement

10.10 (2)	Voting Agreement dated as of March 21, 2003

21.1	Subsidiaries of the Registrant. (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (filed herewith)

24.1	Power of Attorney (included on Page II-2)

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+ Confidential treatment granted as to certain portions.

* Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 (File No. 333-106126). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed on March 24, 2003

      (b)Reports on Form 8-K:

        During the quarter ended December 31, 2003, the Company filed a report on form 8-K dated November 5, 2003, reporting information under Item 5 relating to the press release regarding its financial results for the quarter ending September 30, 2003. The Company also filed a report on form 8-K dated December 12, 2003, reporting information under Item 5 and Item 7 relating to the press release regarding the appointment of Richard M. Feldt as the Company’s new Chief Executive Officer.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Evergreen Solar, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Evergreen Solar, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2004

EVERGREEN SOLAR, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2003
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$1,194	$4,620
Marketable securities	7,289	15,720
Accounts receivable, net of allowance for doubtful accounts of $140 and $227 at December 31, 2002 and December 31, 2003, respectively	2,848	983
Interest receivable	57	154
24,039
Restricted cash	464	414
Fixed assets, net	16,905	21,523

Total assets	$31,963	$45,976

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$861	$905
Accrued employee compensation	569	425
Accrued warranty	326	426
Other accrued expenses	294	244

Total current liabilities	2,050	2,000
Convertible preferred stock:
Series A, $0.01 par value, 0 and 26,227,668 shares authorized, 0 and 22,679,125 issued and outstanding at December 31, 2002 and December 31, 2003, respectively (stated at liquidation value)	—	27,032
Stockholders’ equity:
Common stock, $0.01 par value, 30,000,000 and 70,000,000 shares authorized, 11,410,826 and 15,126,268 issued and outstanding at December 31, 2002 and December 31, 2003, respectively	114	151
Additional paid-in capital	71,508	73,239
Deferred compensation	(360)	(89)
Accumulated deficit	(41,356)	(56,330)
Accumulated other comprehensive income (loss)	7	(27)

Total stockholders’ equity	29,913	16,944

Total liabilities, convertible preferred stock and stockholders’ equity	$31,963	$45,976

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended December 31,
	2001	2002	2003
Revenues:
Product revenues	$1,546	$5,296	$7,746
Research revenues	932	1,448	1,565

Total revenues	2,478	6,744	9,311

Operating expenses:
Cost of product revenues	9,649	12,405	15,379
Research and development expenses, including costs of research revenues	3,063	3,692	3,791
Selling, general and administrative expenses	4,088	4,520	5,337

Total operating expenses	16,800	20,617	24,507

Operating loss	(14,322)	(13,873)	(15,196)
Interest income, net	1,845	674	222

Net loss	(12,477)	(13,199)	(14,974)
Accretion and dividends on Series A convertible preferred stock	—	—	(13,498)

Net loss attributable to common stockholders	(12,477)	(13,199)	(28,472)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	249	(242)	(34)

Comprehensive loss	$(12,228)	$(13,441)	$(28,506)

Net loss per share attributable to common stockholders (basic and diluted)	$(1.10)	$(1.16)	$(2.39)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,304	11,405	11,899

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In	Deferred	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (loss)	Equity
Balance at December 31, 2000	11,170	$111	$70,671	$(959)	$(15,680)	$—	$54,143
Issuance of common stock pursuant to exercise of options	20	1	11				12
Issuance of common stock pursuant to exercise of warrants	209	2	798				800
Compensation expense associated with stock options			37	290			327
Terminated options			(20)	20			—
Other comprehensive income						249	249
Net loss					(12,477)		(12,477)

Balance at December 31, 2001	11,399	$114	$71,497	$(649)	$(28,157)	$249	$43,054
Issuance of common stock pursuant to exercise of options	12	—	11				11
Compensation expense associated with stock options				289			289
Other comprehensive loss						(242)	(242)
Net loss					(13,199)		(13,199)

Balance at December 31, 2002	11,411	$114	$71,508	$(360)	$(41,356)	$7	$29,913
Issuance of common stock pursuant to exercise of options	5	—	8				8
Shares of common stock issued under ESPP	3	—	2				2
Conversion of Series A convertible preferred stock to common stock	3,707	37	4,116				4,153
Compensation expense associated with stock options			80	271			351
Accretion of Series A convertible preferred stock			(11,688)				(11,688)
Beneficial conversion feature of Series A convertible preferred stock			10,314				10,314
Dividend on Series A convertible preferred stock			(1,810)				(1,810)
Issuance of warrants in connection with Series A convertible preferred stock			625				625
Reversal of overaccrued IPO financing costs			84				84
Other comprehensive loss						(34)	(34)
Net loss					(14,974)		(14,974)

Balance at December 31, 2003	15,126	$151	$73,239	$(89)	$(56,330)	$(27)	$16,944

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2001	2002	2003
Cash flows from operating activities:
Net loss	$(12,477)	$(13,199)	$(14,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,003	1,968	2,005
Bad debt expense	—	127	87
Amortization of bond premiums	—	331	381
Write-off of fixed assets	—	43	513
Issuance of stock options to consultants	37	—	80
Compensation expense associated with employee stock options	290	289	271
Changes in operating assets and liabilites:
Inventory	(591)	(1,195)	175
Interest receivable	(189)	332	(97)
Accounts receivable	461	(2,487)	1,778
Other current assets	(113)	(754)	469
Accounts payable	197	3	44
Accrued expenses	(31)	241	(94)

Net cash used in operating activities	(11,413)	(14,301)	(9,362)

Cash flows from investing activities:
Purchases of fixed assets	(9,380)	(2,916)	(7,136)
Restricted cash	—	—	50
Purchases of marketable securities	(87,041)	(10,762)	(26,850)
Proceeds from sale and maturity of marketable securities	96,405	26,609	18,088

Net cash provided by (used in) investing activites	(16)	12,931	(15,848)

Cash flows from financing activities:
Issuance of Series A convertible preferred stock	—	—	29,375
Financing costs on issuance of Series A convertible preferred stock	—	—	(849)
Proceeds from issuance of common stock warrant	—	—	100
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	812	10	10

Net cash flow provided by financing activities	812	10	28,636

Net increase (decrease) in cash and cash equivalents	(10,617)	(1,360)	3,426
Cash and cash equivalents at beginning of period	13,171	2,554	1,194

Cash and cash equivalents at end of period	$2,554	$1,194	$4,620

Supplemental cash flow information:
Taxes paid	50	32	36
Realized gains on sale of marketable securities	—	—	16
Non-cash Series A convertible preferred stock dividends earned	—	—	1,810
Non-cash conversion of Series A convertible preferred stock to common	—	—	4,153

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Evergreen Solar, Inc. (the “Company”), incorporated in August 1994, develops, manufactures and markets solar power products, including solar cells, panels and systems. In April 1997 the Company commenced product sales. The Company has incurred losses since inception and has an accumulated deficit, which has been funded by issuing debt and equity securities

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research and product revenues. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. As more fully described in Note 6 “Capital Stock,” on May 15, 2003, the Company consummated the private placement transaction contemplated by the purchase agreement entered into on March 21, 2003 with certain investors to raise $29.5 million through the issuance of 26,227,668 shares of Series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of common stock. The proceeds to the Company, net of financing expenses of approximately $849,000, were approximately $28.6 million. The Company expects to use the net proceeds from this transaction to fund the construction of the second manufacturing line and other operations of the Company.

The Company needs additional financing to execute its business plan and to respond to business contingencies such as the need to enhance its operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. For example, in addition to capital commitments as of December 31, 2003, substantial further capital expenditures will be required over the next twelve months to increase the capacity at the Company’s manufacturing facility to its target level of 10 to 14 megawatts for both manufacturing lines. The Company does not know whether it will be able to raise additional financing on favorable financing terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In such a situation, the Company would need to implement fundamental changes to its business and operations which would likely include substantially reducing, suspending, or terminating the Company’s capacity expansion and substantially reducing daily operating expenditures from current levels, in which case the Company believes its cash, cash equivalents and short-term investments will then be sufficient to fund operations through the end of fiscal year 2004.

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

The Company’s investments are classified as available-for-sale. At December 31, 2002 and 2003 the Company held US government agency bonds, treasury notes, municipal bonds, corporate bonds and commercial paper. The investments generally mature within one year from the date of purchase and are carried at market value. During 2003, there were realized gains of $18,000. At December 31, 2003, there were unrealized losses of $27,000, which are reported as part of stockholders’ equity.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable, such receivables are primarily from distributors and integrators in the solar power industry located in the United States and throughout the world. The Company performs ongoing credit evaluations of its customers ´ financial conditions. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. One individual customer accounted for approximately 26% of total accounts receivable as at December 31, 2003, and another customer accounted for approximately 67% and 46% of total accounts receivable as at December 31, 2002 and 2001, respectively. The Company’s five largest individual customers accounted for 76%, 85% and 85% of total accounts receivable at December 31, 2003, 2002, and 2001, respectively. Separately, one individual customer accounted for approximately 47%, 57% and 8% of product revenue for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s five largest individual customers accounted for 74%, 80% and 94% of product revenue in 2003, 2002, and 2001, respectively.

INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market. Certain factors may impact the realizable value of the Company’s inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to its cost structure. Given the Company’s current production levels and the market value of its products, the Company currently sells its finished goods inventory at prices that are below the sum of its fixed and variable costs per unit. Accordingly, the Company writes down its finished goods inventory to realizable value equal to the difference between the cost of inventory and the estimated market value. In addition, estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. The Company treats lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

GUARANTOR ARRANGEMENTS

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of the Company’s agreements that we have determined are within the scope of FIN No. 45.

Product warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Given the Company’s limited operating history, historical industry solar panel failure rates are used as the basis for the warranty provision calculation. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. Since the Company has a limited operating history and its manufacturing process differs from industry standards, its experience may be different from the industry data used as a basis for its estimate. While the Company’s methodology takes into account these uncertainties, adjustments in future periods may be required as its products mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance at December 31, 2001	$138,000
Accruals for warranties issued during the period	188,000
Balance at December 31, 2002	$326,000
Accruals for warranties issued during the period	100,000

Balance at December 31, 2003	$426,000

Indemnification agreements

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, customers, directors and officers. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Furthermore, the Company has a Director and Officer insurance policy that limits its exposure with indemnification agreements specifically with its directors and officers, which enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company believes the estimated fair value of agreements with parties other than its directors and officers is minimal as well. The Company agreed to indemnify, defend and hold harmless each of the purchasers participating in the Company’s Series A convertible preferred stock financing transaction, their affiliates and their respective officers, directors, agents, employees, subsidiaries, partners, members and controlling persons to the fullest extent permitted by law from and against any and all losses, claims or written threats thereof, damages, expenses (including reasonable fees, disbursements and other charges of counsel) resulting from or arising out of the Company’s breach of any representation or warranty, covenant or agreement in the purchase agreement. The Company believes the estimated fair value of this indemnification agreement is minimal.

FIXED ASSETS

Fixed assets are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the straight-line method over three to seven years for all laboratory and manufacturing equipment, computers, and office equipment. Leasehold improvements are depreciated over the shorter of the remainder of the lease’s term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that impairment is required, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, the Company has had recurring operating losses and the recoverability of its long-lived assets is contingent upon executing its business plan that includes further reducing it’s manufacturing costs and significantly increasing sales. If the Company is unable to execute its business plan, the Company may be required to write down the value of its long-lived assets in future periods. No impairments were required to be recognized during the years ended December 31, 2003, 2002 and 2001.

REVENUE RECOGNITION

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

The Company also evaluates the facts and circumstances related to each sales transaction and considers whether risk of loss has passed to the customer upon shipment. The Company considers whether its customer is purchasing its product for stock, and whether contractual or implied rights to return the product exist or whether its customer has an end user contractually committed. The Company does not offer rights to return its product other than for normal warranty conditions and has had no history of product returns.

At the time revenue is recognized, the Company provides for the estimated cost of product warranties.

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

COMPREHENSIVE INCOME

Comprehensive income consists of unrealized gains and losses on available-for-sale securities. As of December 31, 2003, accumulated other comprehensive loss was $27,000, and as of December 31, 2002, accumulated other comprehensive income was $7,000. Other comprehensive income (loss) is reflected in the Company’s Consolidated Statement of Operations and the Consolidated Statement of Stockholder’s Equity.

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

Had compensation expense for the employee stock option plan been determined based on the fair value at the grant dates for options granted under the plan consistent with the method of SFAS 123, the net loss would have been as follows (in thousands, except per share data):

	2001		2002		2003
	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per	Attributable	Per
	To Common	Common	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share	Stockholders	Share
Net loss attributable to common stockholders, as reported	$(12,477)	$(1.10)	$(13,199)	$(1.16)	$(28,472)	$(2.39)
Add: Stock-based employee compensation expense included in reported results	290	0.03	289	0.03	271	0.02
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards	(1,283)	(0.12)	(1,177)	(0.10)	(1,561)	(0.13)

Pro forma net loss attributable to common stockholders	$(13,470)	$(1.19)	$(14,087)	$(1.23)	$(29,762)	$(2.50)

The fair value of employee options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2001, 2002 and 2003:

	2001	2002	2003
Expected options term	7	7	7
Risk-free interest rate	4.0%	4.0%	4.0%
Expected dividend yield	None	None	None
Volatility	90%	90%	90%

Through December 31, 2000, the Company accumulated deferred compensation of $1.3 million related to stock option grants to employees. The deferred compensation represents differences between the estimated fair value of common stock on the date of grant and the exercise price. The deferred compensation is being amortized and charged to operations over the vesting period of the related options.

NET LOSS PER COMMON SHARE

The Company computes net loss per common share by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net loss per common share for the years ended December 31, 2001, 2002 and 2003 does not include 1,525,246, 1,146,378 and 27,526,462 potential shares of common stock equivalents outstanding at December 31, 2001, 2002 and 2003, respectively, as their inclusion would be antidilutive. Common stock equivalents include outstanding common stock options, common stock warrants and Series A convertible preferred stock.

SEGMENT REPORTING

The Company operates in a single segment: the sale of solar panels that generate electricity. The Company has no organizational structure dictated by product lines, geography or customer type. Major customer and geographic area revenue disclosures are presented in Note 12.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are used when accounting for the collectibility of receivables, realizability of finished goods inventory, estimated warranty costs, and deferred tax assets. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2002 and 2003. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

RECENT PRONOUNCEMENTS

In November 2002, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered separately for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

3. INVENTORY

Inventory consisted of the following at December 31, 2002 and 2003 (in thousands):

	December 31,	December 31,
	2002	2003
Raw materials	$1,236	$1,318
Work-in-process	148	4
Finished goods	810	697

	$2,194	$2,019

4. FIXED ASSETS

Fixed assets consisted of the following at December 31, 2002 and 2003 (in thousands):

	Useful	December 31,
	Life	2002	2003
Laboratory and manufacturing equipment	3-7 years	$10,997	$13,542
Computer and office equipment	3-7 years	245	280
Leasehold improvements	Lesser of 15 to 20 years or lease term	6,273	6,273
Assets under construction		2,769	6,812

		20,284	26,907
Less accumulated depreciation		(3,379)	(5,384)

		$16,905	$21,523

Depreciation expense for the years ended December 31, 2001, 2002 and 2003 was $1.0 million, $2.0 million and $2.0 million, respectively. During 2003, the Company disposed of assets that were no longer in service that had a cost of $718,340 and associated accumulated depreciation of $205,239. These assets were associated with the Company’s single ribbon furnace technology, which were retrofitted to accommodate the Company’s double ribbon furnace technology. The asset disposal resulted in a loss of $513,101 to operations. As of December 31, 2003, the Company had outstanding commitments for capital expenditures of approximately $3.0 million.

5. INCOME TAXES

Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the following for the years ended December 31, 2001, 2002 and 2003:

	2001	2002	2003
Income tax benefit at US federal statutory tax rate	$(4,242,000)	$(4,488,000)	$(5,091,000)
State income taxes, net of federal tax effect	(786,000)	(661,000)	(758,000)
Permanent items	101,000	102,000	95,000
Other	(78,000)	(52,000)	(3,000)
Change in deferred tax asset valuation allowance	5,005,000	5,099,000	5,757,000

	$—	$—	$—

As of December 31, 2003, we had federal and state net operating loss carryforwards totaling approximately $47.9 million and $39.9 million, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2004 and 2023. In addition, as of December 31, 2003 we had federal and state research and development tax credit carryforwards of approximately $804,000 and $433,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2009 and 2023. Under provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset.

Deferred tax assets consist of the following at December 31, 2002 and 2003:

	2002	2003
Gross deferred tax assets
Net operating loss carryforwards	$13,796,000	$18,793,000
Research and develppment credit carryforwards	1,036,000	1,090,000
Capitalized R&D expenses	2,364,000	3,114,000
Accrued expenses and deferred compensation	604,000	620,000
Other	199,000	281,000

Total gross deferred tax assets	17,999,000	23,898,000
Gross deferred tax liabilities
Depreciation	(847,000)	(990,000)
Deferred tax valuation allowance	(17,152,000)	(22,908,000)

Net deferred tax asset	$—	$—

6. CAPITAL STOCK

The Company has two classes of capital stock: common and preferred. In May 2003, the Company increased the number of authorized shares of common stock to 70,000,000. At December 31, 2003, there were 2,859,771 shares of common stock reserved for grant under both the Company’s 1994 Stock Option Plan and the Company’s 2000 Stock Option and Incentive Plan. At December 31, 2003, 7,650,000 shares of common stock were authorized for issuance under the Company’s 2000 Stock Option Plan and 40,000,000 shares were reserved for issuance upon conversion of Series A convertible preferred stock sold to several purchasers and upon exercise of a warrant issued to Beacon Power Corporation.

In May 2003, the Company increased the number of authorized shares of preferred stock to 27,227,668, of which 26,227,668 shares were designated Series A convertible preferred stock. On May 15, 2003, the Company consummated the transaction contemplated by a Stock and Warrant Purchase Agreement which was entered into on March 21, 2003 with Perseus 2000, L.L.C., Nth Power Technologies Fund II, LP, Nth Power Technologies Fund II-A, LP, RockPort Capital Partners, L.P., RP Co-Investment Fund, I, Micro-Generation Technology Fund, LLC, UVCC Fund II, UVCC II Parallel Fund, L.P., Caisse de depot et placement du Quebec, CDP Capital - Technology Ventures U.S. Fund 2002 L.P., Beacon Power Corporation, Massachusetts Technology Park Corporation, Zero Stage Capital VII, L.P., Zero Stage Capital (Cayman) VII, L.P., Zero Stage Capital SBIC VII, L.P., IMPAX Environmental Markets plc, Merrill Lynch New Energy Technology Plc, MLIIF New Energy Fund, PNE Invest Limited, Odyssey Fund, SAM Private Equity Energy Fund LP, SAM Sustainability Private Equity LP and SAM Smart Energy. As a result of the consummation of this transaction, the Company issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at a per share exercise price equal to $3.37, for $100,000. A total of $29.5 million was raised as a result of the consummation of the transaction. The proceeds to the Company, net of financing expenses of approximately $849,000, were approximately $28.6 million for the transaction. The shares of Series A convertible preferred stock were initially convertible into shares of common stock on a 1-to-1 basis which is subject to adjustment to account for the payment of dividends, to take into account certain changes to the Company’s capital structure and to account for future dilutive issuances. As a condition to the obligation of the purchasers to consummate the financing transaction, the Company agreed to register for resale the shares of common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrant.

As a result of the preferred stock financing, accretion and dividends of $13.5 million were recorded through December 31, 2003. $11.7 million of this charge relates to accretion that was recognized immediately (during the second quarter of 2003) because the holders of shares of the Series A convertible preferred stock are entitled to convert their shares into common stock at any time. The sources of the discounts on issuance requiring this accretion charge are summarized in the following table:

Beneficial conversion feature	$10,314,000
Proceeds allocated to the fair value of common stock warrant	525,000
Financing costs	849,000

Total preferred stock accretion and dividends	$11,688,000

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

Liquidation Preference of Series A Convertible Preferred Stock

In the event of voluntary or involuntary liquidation under applicable bankruptcy or reorganization legislation, dissolution or winding up, the holders of shares of Series A convertible preferred stock will be paid in cash for each share of Series A convertible preferred stock held thereby, out of the Company’s assets legally available for distribution to stockholders, before any payment or distribution is made to any other class or series of the Company’s capital stock, an amount equal to the greater of (i) the sum of (x) the Accreted Value of each share of Series A convertible preferred stock as of such date, plus (y) all dividends accrued since the previous Compounding Date, or (ii) the aggregate amount then payable with respect to the number of shares of common stock into which such share of Series A convertible preferred stock is convertible immediately prior to such liquidation event. The liquidation preference of the Series A convertible preferred stock initially was the purchase price per share paid by the purchasers for the Series A convertible preferred stock of $1.12, subject to adjustment. The liquidation preference of the Series A convertible preferred stock was $1.19 per share as of December 31, 2003.

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

Dividend Rights of Series A Convertible Preferred Stock

Shares of Series A convertible preferred stock pay a compounding dividend of 10% per annum, paid quarterly, in cash, or at the Company’s election, to be added to the liquidation preference of the Series A convertible preferred stock on a quarterly basis, which would result in an increase in the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock. As of December 31, 2003, a total of $1.8 million in dividends has accrued on the outstanding Series A convertible preferred stock, which the Company elected to add to the liquidation preference of the Series A convertible preferred stock. Subject to changes in business conditions, the Company presently anticipates that the dividend will be added to the liquidation preference for the foreseeable future.

Conversion of Series A Convertible Preferred Stock

The holders of shares of Series A convertible preferred stock are entitled to convert their shares into common stock at any time. The number of shares of common stock issuable upon the conversion of a share of Series A convertible preferred stock is equal to the product of (x) the number of shares of Series A convertible preferred stock to be converted and (y) the quotient obtained by dividing the sum of the Accreted Value, plus all dividends accrued since the previous Compounding Date by the conversion price per share of the Series A convertible preferred stock, which conversion price initially was $1.12. The liquidation preference of the Series A convertible preferred stock was $1.19 per share as of December 31, 2003.

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

The following is a summary of stock option activity:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2001	739,644	$4.66
Granted	400,100	5.14
Exercised	(19,391)	0.95
Terminated	(5,041)	3.23

Outstanding at December 31, 2001	1,115,312	4.94
Granted	60,000	1.86
Exercised	(11,429)	0.84
Terminated	(17,505)	3.34

Outstanding at December 31, 2002	1,146,378	4.84
Granted	4,137,447	1.75
Exercised	(5,500)	1.21
Terminated	(14,388)	3.65

Outstanding at December 31, 2003	5,263,937	$2.42

Summarized information about stock options outstanding is as follows:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$0.22	-	$1.54	774,348	9.16	$1.27	381,848	$1.01
1.55	-	1.60	45,000	10.34	1.58	35,000	1.59
1.61	-	1.61	2,000,000	12.38	1.61	—	—
1.68	-	1.95	61,000	10.60	1.71	12,000	1.85
2.00	-	2.00	1,518,000	12.34	2.00	—	—
2.08	-	5.00	530,093	7.56	3.00	322,407	3.01
6.38	-	11.04	186,477	6.99	8.44	128,731	8.26
12.65	-	12.65	6,000	7.42	12.65	6,000	12.65
14.00	-	14.00	127,019	6.84	14.00	95,262	14.00
19.00	-	19.00	16,000	6.84	19.00	13,500	19.00

December 31, 2003			5,263,937	11.02	$2.42	994,748	$4.18

At December 31, 2001, 2002 and 2003, options exercisable were 342,622, 614,394, and 994,748, respectively. Estimated weighted average fair value of options granted in fiscal years 2001, 2002 and 2003 were $5.14, $1.86 and $1.75, respectively, on the date of grant.

8. EMPLOYEE STOCK PURCHASE PLAN

In September 2000, the Company’s Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (“the ESPP”). Under the ESPP, eligible employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 0.1 percent and 10 percent of compensation, and a maximum of 25 shares per employee can be issued during each six-month payment period. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 120,000. As of December 31, 2003, there were 3,100 shares issued under the ESPP.

9. WARRANTS

In connection with the Series A convertible preferred stock financing transaction (described in Note 6), Beacon Power Corporation purchased a warrant for $100,000, which is exercisable for 2,400,000 shares of the Company’s common stock at an exercise price of $3.37 per share. The warrant issued to Beacon Power Corporation is exercisable in whole (and not in part) at any time prior to May 14, 2006 and may not be exercised on a cashless basis. Additionally, Beacon Power Corporation purchased 892,857 shares of Series A convertible preferred stock for $1,000,000. The total proceeds of $1.1 million from Beacon Power Corporation were allocated between the Series A convertible preferred stock ($475,000) and the warrant ($625,000) based on their relative fair values. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of 2% and a term of three years. The difference between the proceeds allocated to the relative fair value of the warrant, $625,000, and the amount paid for the warrant, $100,000, or $525,000 contributed to the accretion charge of $11.7 million for the year ended December 31, 2003.

10. EMPLOYEES’ SAVINGS PLAN

The Company established a 401(k) plan in 1996 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. In addition, the Company can make a matching contribution at its discretion. As of December 31, 2003, the Company has not made any contributions to the plan.

11. COMMITMENTS

LEASE

On March 13, 2000, the Company entered into a ten-year lease commencing July 1, 2000, for office and manufacturing space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $464,000 in the first year to $534,000 during the last year of the lease. Rent is payable on the first day of each month and is collateralized by a $414,000 standby letter of credit. In connection with this arrangement, the Company invested in a certificate of deposit pledged to a commercial bank. This certificate of deposit was classified as “restricted cash” on the December 31, 2002 and 2003 balance sheet. The following is a schedule, by year, of future minimum rental payments required under the ten-year lease that have remaining noncancelable lease terms in excess of one year as of December 31, 2003:

2004	$492,188
2005	499,219
2006	506,250
2007	513,281
2008	527,344
Thereafter	801,563

Total	$3,339,845

Occupancy expense, which includes rent, property taxes, and other operating expenses associated with our Marlboro manufacturing facility, was $795,000, $674,000, and $680,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

LICENSE AGREEMENT

In September 1994, the Company signed an agreement to license String Ribbon technology from a professor at Massachusetts Institute of Technology. Concurrently, the Company hired the professor as a consultant. This agreement provides the Company, its successors, assigns, and legal representatives an irrevocable, worldwide right and license in and to the technology and licensed patents, including the right to make, have made, use, lease, sub-license, and sell products and to enforce any of the patent rights of the licensed patents. The license is exclusive except for rights to the licensed patents held by the U.S. Department of Energy. In exchange for these rights, the consultant will earn royalties on sales of products through 2004. The Company incurred $25,000, $25,000 and $54,767 in royalty expense for the years ended December 31, 2001, 2002 and 2003, respectively. The Company can, at any time, cease utilization of the technology with no further royalty payments.

12. SEGMENT INFORMATION

The Company operates as one segment. The following table summarizes the Company’s concentration of total revenue:

% of Total revenue	2002	2003
By geography:
U.S. distributors	25%	29%
U.S. Government (research revenue)	21%	24%
Germany	44%	36%
Japan	2%	4%
All other	8%	7%

	100%	100%
By customer:
European distributor	44%	39%
National Institute of Industry Standards (research revenue)	11%	7%
National Renewable Energy Laboratory (research revenue)	10%	10%
All other	35%	44%

	100%	100%

13. UNAUDITED QUARTERLY RESULTS

The following tables set forth unaudited selected financial information for the periods indicated. This information has been derived from unaudited consolidated condensed financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The Company’s independent auditors have not audited this information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

QUARTERLY STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
UNAUDITED

	MAR 31,	JUN 30,	SEP 30,	DEC 31,	MAR 31,	JUN 30,	SEP 30,	DEC 31,
	2002	2002	2002	2002	2003	2003	2003	2003
Revenues:
Product revenues	$913	$1,075	$1,461	$1,847	$1,067	$2,659	$2,642	$1,378
Research revenues	236	207	641	364	381	508	463	213

Total revenues	1,149	1,282	2,102	2,211	1,448	3,167	3,105	1,591
Operating expenses:
Cost of product revenues	2,904	2,791	3,041	3,669	2,666	4,242	4,061	4,410
Research and development expenses	854	989	935	915	713	1,072	1,087	919
Selling, general and administrative expenses	1,054	1,187	991	1,287	1,317	1,202	1,301	1,517

Total operating expenses	4,812	4,967	4,967	5,871	4,696	6,516	6,449	6,846
Operating loss	(3,663)	(3,685)	(2,865)	(3,660)	(3,248)	(3,349)	(3,344)	(5,255)
Interest income	242	210	133	89	23	50	83	66

Net loss	(3,421)	(3,475)	(2,732)	(3,571)	(3,225)	(3,299)	(3,261)	(5,189)
Accretion of Series A convertible preferred stock	—	—	—	—	—	(12,055)	(747)	(696)

Net loss attributable to common stockholders	(3,421)	(3,475)	(2,732)	(3,571)	(3,225)	(15,354)	(4,008)	(5,885)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	155	(62)	(46)	(40)	(6)	(55)	22	5

Comprehensive loss attributable to common stockholders	$(3,266)	$(3,537)	$(2,778)	$(3,611)	$(3,231)	$(15,409)	$(3,986)	$(5,880)

Net loss per common share (basic and diluted)	$(0.30)	$(0.30)	$(0.24)	$(0.31)	$(0.28)	$(1.35)	$(0.35)	$(0.43)
Weighted average shares used in computing basic and diluted net loss per common share	11,398	11,404	11,408	11,410	11,411	11,412	11,497	13,600

14. VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activity in the Company’s valuation and qualifying accounts:

	Balance at
	beginning	Charged to		Balance at
Description	of period	operations	Deductions	end of period
Year ended December 31, 2001
Reserves and allowances deducted from assets accounts:
Valuation allowance for deferred tax assets	$7,047,000	$5,005,000	$—	$12,052,000
Allowance for doubtful accounts	13,000	—	—	13,000
Accrued warranty	48,000	90,000	—	138,000
Year ended December 31, 2002
Reserves and allowances deducted from assets accounts:
Valuation allowance for deferred tax assets	$12,052,000	$5,099,000	$—	$17,151,000
Allowance for doubtful accounts	13,000	127,000	—	140,000
Accrued warranty	138,000	188,000	—	326,000
Year ended December 31, 2003
Reserves and allowances deducted from assets accounts:
Valuation allowance for deferred tax assets	$17,151,000	$5,757,000	$—	$22,908,000
Allowance for doubtful accounts	140,000	87,000	—	227,000
Accrued warranty	326,000	100,000	—	426,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 23d day of March, 2004, thereunto duly authorized.

EVERGREEN SOLAR, INC.

By:	/s/ Richard M. Feldt
Richard M. Feldt
Chief Executive Officer,
President and Director

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Evergreen Solar, Inc., hereby severally constitute and appoint Richard M. Feldt and Richard G. Chleboski, and each of them singly, our true and lawful attorneys, with full power to both of them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Evergreen Solar, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Richard M. Feldt Richard M. Feldt	Chief Executive Officer, President and Director (Principal Executive Officer)	March 23, 2004

/s/ Mark A. Farber Mark A. Farber	Vice President, Director	March 23, 2004

/s/ Brown F. Williams Brown F. Williams	Chairman of the Board of Directors	March 23, 2004

/s/ Luc Charron Luc Charron	Director	March 23, 2004

/s/ Philip J. Deutch Philip J. Deutch	Director	March 23, 2004

/s/ Charles J. McDermott Charles J. McDermott	Director	March 23, 2004

/s/ Robert W. Shaw, Jr. Robert W. Shaw, Jr.	Director	March 23, 2004

/s/ William P. Sommers William P. Sommers	Director	March 23, 2004

/s/ Timothy Woodward Timothy Woodward	Director	March 23, 2004