Form 10-K/A
period 2003-12-31
EVERGREEN SOLAR INC
filed 2004-03-23
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Evergreen Solar, Inc. is filing this Amendment No. 1 to its Form 10-K, in its entirety, to remedy the original filing made on Tuesday, March 23, 2004. This filing corrects typographical errors in the Consolidated Balance Sheets on page 35, inadvertently made during the edgarization process.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2004

EVERGREEN SOLAR, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2003
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$1,194	$4,620
Marketable securities	7,289	15,720
Accounts receivable, net of allowance for doubtful accounts of $140 and $227 at December 31, 2002 and December 31, 2003, respectively	2,848	983
Interest receivable	57	154

Inventory	2,194	2,019
Other current assets	1,012	543

Total current assets	14,594	24,039

Restricted cash	464	414
Fixed assets, net	16,905	21,523

Total assets	$31,963	$45,976

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$861	$905
Accrued employee compensation	569	425
Accrued warranty	326	426
Other accrued expenses	294	244

Total current liabilities	2,050	2,000
Convertible preferred stock:
Series A, $0.01 par value, 0 and 26,227,668 shares authorized, 0 and 22,679,125 issued and outstanding at December 31, 2002 and December 31, 2003, respectively (stated at liquidation value)	—	27,032
Stockholders’ equity:
Common stock, $0.01 par value, 30,000,000 and 70,000,000 shares authorized, 11,410,826 and 15,126,268 issued and outstanding at December 31, 2002 and December 31, 2003, respectively	114	151
Additional paid-in capital	71,508	73,239
Deferred compensation	(360)	(89)
Accumulated deficit	(41,356)	(56,330)
Accumulated other comprehensive income (loss)	7	(27)

Total stockholders’ equity	29,913	16,944

Total liabilities, convertible preferred stock and stockholders’ equity	$31,963	$45,976

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