Form 10-K/A
period 2003-12-31
EVERGREEN SOLAR INC
filed 2004-04-29
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2 TO FORM 10-K

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
      Yes ☒ No ☐

     As of April 16, 2004, there were 16,086,604 shares of the registrant’s Common Stock, $.01 par value per share, outstanding. The aggregate market value of the registrant’s voting common equity held by non-affiliates as of June 30, 2003 was approximately $15 million.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

     Evergreen Solar, Inc. is filing this Amendment No. 2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 23, 2004, as amended by Amendment No. 1 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2004 (collectively, the “Annual Report on Form 10-K for fiscal year ended December 31, 2003”), in order to report the information required by the following items of Form 10-K:

Item	Description
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

     Evergreen Solar, Inc. hereby amends Items 10, 11, 12, 13, and 14 of Part III of its Annual Report on Form 10-K for fiscal year ended December 31, 2003 by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. In addition, Evergreen Solar, Inc. hereby supplements Item 15 of Part IV of its Annual Report on Form 10-K for fiscal year ended December 31, 2003 with the information provided below under “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Identification of Nominees for Director, Directors and Executive Officers

     Set forth below is information relating to the directors, all persons nominated to become directors, and the executive officers of the Company as of the date of this Amendment No. 2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

			Year First
			Became
			Director or	Year Term		Class of
Name	Age	Position(s) Held with the Company	Officer	Will Expire(6)		Director
Dr. William P. Sommers(3)(5)	68	Director	1999	2007		I
Luc Charron(5)	52	Director	2003	2007		I
Richard M. Feldt(5)	52	Chief Executive Officer, President	2003	2007	(1)	I
		and Director
Mark A. Farber	51	Vice President, Marketing and	1994	2006	(1)	III
		Business Development and Director
Phillip J. Deutch(2)	39	Director	2003	2006		III
Timothy A. Woodward(2)(4)	43	Director	2003	2006		III
Dr. Robert W. Shaw, Jr.(2)	60	Director	1994	2005		II
Charles J. McDermott(3)(4)	53	Director	2003	2005		II
Dr. Brown F. Williams(3)(4)	61	Chairman of the Board of Directors	1999	2005		II
Richard G. Chleboski	38	Chief Financial Officer, Vice	1994	(1)		N/A
		President, Treasurer, and
		Secretary

			Year First
			Became
			Director or	Year Term	Class of
Name	Age	Position(s) Held with the Company	Officer	Will Expire(6)	Director
Dr. Jack I. Hanoka	68	Chief Technical Officer	1994	(1)	N/A
John J. McCaffrey, Jr.	52	Vice-President, Manufacturing and	1999	(1)	N/A
		Engineering
Dr. Rex A. D’Agostino	61	Vice-President, Marketing and Sales	2001	(1)	N/A

(1)	Each officer shall serve until his or her successor is elected and qualified.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Nominee for Director.

(6)	The members of each class of directors serve for staggered three-year terms.

     Luc Charron is a Senior Partner at CDP Capital — Technology Ventures, a technology venture capital firm and subsidiary of Caisse de dépôt et placement du Québec. From 1998 to 2000, Mr. Charron was Senior Vice-President and Director of KPMG Corporate Finance Inc. and from 1992 to 1998, Mr. Charron was Vice-President, Investments, of the Solidarity Fund QFL, a leading Quebec development capital fund. Mr. Charron also served as Senior Vice-President and Director of Power Financial Capital Corporation. Prior to that, he was Vice-President, Merchant Banking and Credit, for the Quebec region for RoyNat, where he managed portfolios of $200-300 million and specialized in management buyouts. Mr. Charron serves on the board of directors of Hyradix, Inc., Cellex Power Products Inc., D.J. Livingston & Co., Groupe Triton International, Inc., and Ormecon GmbH. Mr. Charron received a B.B.A. from the École des Hautes Études Commerciales.

     Dr. William P. Sommers has served as a director since January 1999. Dr. Sommers retired in 1998. From 1994 to 1998, Dr. Sommers was President and Chief Executive Officer of SRI International, formerly Stanford Research Institute, a contract research and development organization. From 1963 to 1993, he was an Executive Vice President and director of Booz-Allen & Hamilton. Dr. Sommers serves on the board of directors of Litton Industries, Inc. and Deutsche-Scudder Investments. Dr. Sommers received a B.S. and M.S. in Mechanical Engineering and Ph.D. in Aeronautical Engineering from the University of Michigan, with highest honors.

     Richard M. Feldt became our President and Chief Executive Officer and Director in December 2003. Previously he was employed by Perseid, a developer of optical phased array technology created by Raytheon, where he served as Chief Executive Officer in 2002. Prior to that, from 2000 to 2001 , Mr. Feldt served as Chief Operating Officer of SupplierMarket.com, a B2B internet supply chain management company which was sold to Ariba. Prior to that, from 1995 to 2000, Mr. Feldt was Senior Vice President and General Manager of Worldwide Operations at Symbol Technologies, a data transaction systems company. In addition, Mr. Feldt has held senior positions at A.T. Cross Company, Eastman Kodak Company, and Spectra-Physics, Inc. He received a bachelor’s degree in industrial engineering from Northeastern University.

     Philip J. Deutch is a Managing Director of Perseus, L.L.C., a Washington, D.C. and New York City-based private equity firm and has lead Perseus’ energy technology investing since 1997. Mr. Deutch serves on the board of directors of Beacon Power Corporation, Metallic Power, Inc., Encorp, Inc. and International Marketing Concepts. Prior to joining Perseus, Mr. Deutch worked at Williams & Connolly and in the Mergers and Acquisitions Department of Morgan Stanley & Co. Mr. Deutch is a Term Member of the Council on Foreign Relations, a member of the board of directors of the International Center for Research on Women and the City Lights School of Washington, D.C. and a member of the Board of Advisors of Jumpstart DC. Mr. Deutch received a J.D. from Stanford Law School and a B.A. from Amherst College.

     Timothy Woodward is a Managing Director of Nth Power, L.L.C., a venture capital firm dedicated to the global energy sector. Mr. Woodward joined Nth Power in 1998 following eight years of managing venture capital investments at Liberty Environmental Partners, a venture capital firm focused on environmental, industrial and energy technologies. In 1991, Mr. Woodward assisted in the formation of Liberty Environmental Partners, where he co-managed the firm’s venture capital activities. Prior to forming Liberty Environmental Partners, Mr. Woodward was part of the founding senior management team of First Source, a company providing industrial solvent recycling services, and from 1982 to 1987 he worked in international marketing at Claude Laval Corporation, an industrial filtration equipment manufacturer. Mr. Woodward serves on the board of directors of AllConnect, Wellspring International and H2Gen. Mr. Woodward received an M.B.A. from the University of California, Los Angeles and a B.S. in resource economics from the University of California, Berkeley.

     Charles J. McDermott is a Partner in RockPort Capital Partners and Chief Executive Officer of the RockPort Group. From 1990 to 1998, Mr. McDermott was Vice President of Waste Management Inc., overseeing advocacy before the U.S. Congress, the Environmental Protection Agency and other federal agencies and the White House. During his tenure from 1984 to 1986 at Citizens Energy, a non-profit energy company, Mr. McDermott helped pioneer the creation of the nation’s first bulk electric power trading company. Mr. McDermott later served as Campaign Director and then as Chief of Staff for Congressman Joseph P. Kennedy II from 1986 to 1990 and has served on various EPA advisory councils and presidential task forces. Mr. McDermott serves on the board of directors and as President of the CEO Coalition to Advance Sustainable Technologies, is a member of the Board of Governors of the National Association of Small Business Investment Companies and also serves on the board of directors of Cerox Corporation.

     Dr. Brown F. Williams has served as Chairman of our board of directors since January 2004 and has been a director since January 1999. Since July 1990, Dr. Williams has been Chairman of the board of directors of Princeton Video Image, Inc., a media services company active in broadcast and cable television, virtual advertising and interactive telecommunications. Princeton Video Image filed a petition for protection under the federal bankruptcy laws in September 2003. From 1966 to 1988, he worked at RCA Laboratories in various capacities, including as a Vice President, where his responsibilities included research in solar power technology. Dr. Williams received a B.A., M.A. and Ph.D. in Physics from the University of California, Riverside.

     Mark A. Farber served as our President and Chief Executive Officer until December 2003 and has been a director since August 1994. Mr. Farber was elected our first Chief Executive Officer in May 2000 and currently serves as Vice President, Marketing & Business Development. From July 1988 until February 1994, Mr. Farber worked at Mobil Solar Energy Corporation, the solar power subsidiary of Mobil Corporation, where he was responsible for marketing, sales and corporate partnering activities. From June 1976 until June 1988, Mr. Farber was employed by Temple, Barker and Sloane, now Mercer Management Consulting, as a management consultant where he advised electric utilities, equipment manufacturers and government agencies on economic, business and policy issues related to energy. Mr. Farber received a B.S. in Industrial Engineering and Operations Research from Cornell University and a M.S. in Management from the Sloan School of Management of the Massachusetts Institute of Technology.

     Dr. Robert W. Shaw, Jr. served as the Chairman of our board of directors from October 1994 until January 2004 and continues to serve as a director. Since 1983, Dr. Shaw has served as President of Arete Corporation, a venture capital management firm with a focus on the energy technology sector, and has been General Partner of six venture capital funds. Prior to that time, Dr. Shaw was a senior vice president and director of Booz-Allen & Hamilton, an international management and technology consulting firm, where he founded the firm’s energy division. Dr. Shaw is Chairman of the board of directors of Proton Energy Systems, Inc. Dr. Shaw received a B.E.P. degree and an M.S. in Electrical Engineering from Cornell University, an M.P.A. from American University, and a Ph.D. in Applied Physics from Stanford University.

     Richard G. Chleboski has served as our Chief Financial Officer, Vice-President and Treasurer since August 1994 and our Secretary since May 2000. From June 1995 until May 2003, Mr. Chleboski served as a director of the Company. From July 1987 until February 1994, Mr. Chleboski worked at Mobil Solar Energy Corporation, the solar power subsidiary of Mobil Corporation where he was the Strategic Planner from March 1991 until February 1994 and a Process Engineer from 1987 until 1991. Mr. Chleboski received a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A. from Boston College.

     Dr. Rex A. D’Agostino has served as our Vice President, Marketing and Sales from January 2001 to December 2003 and currently serves as our Vice President of Sales. From August 1996 until January 2001, Dr. D’Agostino was President and Chief Executive Officer of Environmizer Systems Corporation, a manufacturer of magnetohydrodynamic products for fluid processing applications. From August 1989 to August 1996, he was President of The Graver Company, a division of the Marmon Group, a developer and manufacturer of water and wastewater treatment equipment and systems. Dr. D’Agostino received his B.A. in Biological Sciences from Shorter College and a Ph.D. in microbiology and biophysics from Notre Dame University.

     Dr. Jack I. Hanoka has served as our Chief Technical Officer since August 1994. From December 1978 until February 1994, Dr. Hanoka worked at Mobil Solar Energy Corporation, the solar power division of Mobil Corporation, where he was a Research Associate. Dr. Hanoka received a B.A. in Liberal Arts and a B.S. in Ceramic Engineering from Rutgers University and a M.S. in Ceramic Science and a Ph.D. in Solid State Physics from Pennsylvania State University.

     John J. McCaffrey, Jr. has served as our Vice President, Manufacturing and Engineering since December 2000 and previously served as our Vice President, Manufacturing since June 1999. From June 1979 until June 1999, Mr. McCaffrey worked for Polaroid Corporation where he managed manufacturing, equipment engineering and quality control, including factory start-ups and international operations. Mr. McCaffrey received a B.S. in Chemistry and General Engineering from The United States Naval Academy, Annapolis.

Audit Committee

     The Audit Committee of the board of directors, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, currently consists of Drs. Williams and Sommers and Mr. McDermott. Mr. Mason Willrich, formerly a member of the Audit Committee, resigned as a director and member of the Audit Committee effective May 15, 2003. Each of the members of the Audit Committee is independent within the meaning of the Company’s director independence standards and the applicable standards of the Nasdaq Stock Market, Inc. and the U.S. Securities and Exchange Commission (the “SEC”). The board of directors has determined that William P. Sommers is an “audit committee financial expert” under the rules of the SEC.

Procedures for Stockholder Recommendations of Director Nominees

     The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders provided that such recommendations are delivered pursuant to the Policy Governing Director Nominations and Security Holder — Board Communications. A copy of this policy may be obtained by writing to Evergreen Solar, Inc. Nominating and Corporate Governance Committee, 259 Cedar Hill Street, Marlboro, MA 01752. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee as nominees for election to the board of directors must give written notice to the Nominating and Corporate Governance Committee of the Company via one of three methods: (i) via U.S. Mail or Expedited Delivery to Evergreen Solar, Inc., 259 Cedar Hill Street, Marlboro, MA 01752, c/o Secretary of the Company; (ii) via facsimile at (508) 357-2279 or (iii) via email to the Chairman of the Nominating and Corporate Governance Committee at nominations@evergreensolar.com. Such notice must set forth all information that is required to be disclosed under applicable rules and regulations of the SEC and the Policy Governing Director Nominations and Security Holder — Board Communications for each person whom such stockholder proposes to nominate. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates director candidates, including the criteria set forth in the Policy Governing Director Nominations and Security Holder-Board Communications, based on whether the candidate was recommended by a stockholder or otherwise.

Code of Business Conduct and Ethics

     The board of directors has adopted a Code of Business Conduct and Ethics (the “Code”) for all employees, officers and directors. The Code meets the requirements of regulations promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. We require all employees to adhere to the Code in addressing legal and ethical issues encountered in conducting their work. The Code requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and the Company’s best interest. In support of the Code, the Company has provided its employees with numerous avenues for the reporting of ethics violations or other similar concerns. The Nominating and Corporate Governance Committee monitors the implementation and enforcement of the Code.

     A current copy of the Code is available at the Investor Relations section of the Company’s website at http://www.evergreensolar.com. A copy of the Code may also be obtained, free of charge, from the Company upon a written request directed to: Evergreen Solar, Inc., 259 Cedar Hill St., Marlboro, MA, 01752, Attention: Investor Relations. The Company intends to disclose amendments to or waivers from a provision of the Code that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on its website available at http://www.evergreensolar.com.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our Common Stock (collectively, the “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. Such persons are required by regulations of the SEC to furnish us with copies of all filings. Based on our review of the copies of such filings received by us with respect to the year ended December 31, 2003, we believe that all Reporting Persons complied with Section 16(a) filing requirements during the year ended December 31, 2003, with the following exceptions: (i) each of Messrs. Charron and Deutch and Micro-Generation Technology Fund, LLC filed a late Form 3 on May 27, 2003 reporting the initial statement of beneficial ownership, (ii) each of Messrs. Charron, Deutch and McDermott and Drs. Shaw, Sommers and Williams filed two late Form 4s, one on May 20, 2003 reporting one transaction (except in the case of Dr. Shaw, who reported four transactions) and one on August 26, 2003 reporting one transaction and (iii) each of Dr. D’Agostino and Mr. Woodward filed one late Form 4 on May 15, 2003 and August 26, 2003, respectively, reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION:

Executive Compensation Summary

     The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2003 and whose salary and bonus exceeded $100,000 for fiscal year 2003 (collectively, the “Named Executive Officers”) for fiscal years ended December 31, 2003, 2002 and 2001. Mr. Farber served as our Chief Executive Officer and President until December 11, 2003. Mr. Feldt was appointed as our Chief Executive Officer and President on December 11, 2003.

Summary Compensation Table

		Annual Compensation(1)		Long-Term Compensation Awards(2)
				Securities Underlying
Name and Principal Position(s)		Salary($)	Bonus($)	Options
Richard M. Feldt (3)	2003	13,587	0	2,000,000
Chief Executive Officer, President and Director	2002	0	0	0
	2001	0	0	0
Mark A. Farber	2003	172,093	4,000	300,000
Vice President, Marketing & Business Development and Director	2002	167,357	0	0
	2001	156,770	0	20,000
Richard G. Chleboski	2003	136,372	4,000	275,000
Chief Financial Officer, Treasurer, and Secretary	2002	130,771	0	0
	2001	122,455	0	15,000
Dr. Jack I. Hanoka	2003	138,120	2,000	190,000
Chief Technical Officer	2002	135,982	0	0
	2001	128,770	0	20,000
John J. McCaffrey, Jr.	2003	151,687	3,000	205,000
Vice President, Manufacturing and Engineering	2002	146,464	0	0
	2001	138,420	5,000	40,000
Dr. Rex D’Agostino (4)	2003	150,062	1,000	85,000
Vice President, Sales	2002	144,371	0	0
	2001	137,705	0	70,000

(1)	The compensation described in this table does not include medical, group life insurance and other benefits received by the Named Executive Officers which are available generally to all of our salaried employees and certain perquisites and other personal benefits received by the Named Executive Officers which do not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus reported in this table.

(2)	We did not grant any stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during the fiscal years ended December 31, 2003, 2002 and 2001.

(3)	Mr. Feldt became an employee and executive officer when he was elected Chief Executive Officer, President and Director on December 11, 2003.

(4)	Dr. D’Agostino became an employee and an executive officer when he was elected Vice President, Sales in January of 2001. Included in Dr. D’Agostino’s compensation was $18,000.00, $13,599.99, and $16,833.29 to cover costs associated with relocation to Evergreen Solar, Inc. during fiscal years 2003, 2002 and 2001, respectively.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2003. The percentage of total options granted to employees in 2003 shown in the table below is based on options to purchase an aggregate of 4,137,447 shares of Common Stock granted during the year ended December 31, 2003. The options, which were granted under our 2000 Stock Option and Incentive Plan, become exercisable over a four year period, with 25% of the option shares granted vesting on each of the one-year, two-year, three-year and four-year anniversary of the grant date, and expire on the tenth anniversary of the date of grant, subject to earlier termination in certain situations related to resignation or termination of employment. Options are subject to the employee’s continued employment. We did not grant any stock appreciation rights during the fiscal year ended December 31, 2003.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercise Price	Expiration	Rates of Stock Price Appreciation for Option Term(1)
Name	Granted	Fiscal Year(%)	($/Sh)(2)	Date	5%($)	10%($)
Richard M. Feldt(3)	2,000,000	48.3%	1.61	12/11/17	3,156,232	9,011,138
Mark A. Farber	250,000	6.0%	2.00	11/18/17	490,098	1,399,245
	50,000	1.2%	1.54	05/12/17	75,516	215,636
Richard G. Chleboski	225,000	5.4%	2.00	11/18/17	441,088	1,259,320
	50,000	1.2%	1.54	05/12/17	75,516	215,636
Dr. Jack I. Hanoka	175,000	4.2%	2.00	11/18/17	343,068	979,471
	15,000	0.4%	1.54	05/12/17	22,654	64,690
John J. McCaffrey, Jr.	175,000	4.2%	2.00	11/18/17	343,068	979,471
	30,000	0.7%	1.54	05/12/17	45,309	129,381
Dr. Rex D’Agostino	75,000	1.8%	2.00	11/18/17	147,029	419,773
	10,000	0.2%	1.54	05/12/17	15,103	43,127

(1)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of Evergreen’s stock price. The potential realizable value computation does not take into account any federal or state tax consequences of option exercises or sales of appreciated stock. This table does not take into account any appreciation in the price of the Common Stock since the date of grant.

(2)	The exercise price per share of each option was determined by the board of directors to be equal to the fair market value per share of Common Stock on the date of grant.

(3)	12.5% of Mr. Feldt’s options, which were granted on December 11, 2003, vest 6 months from the date of grant, with an additional 12.5% vesting one year form the grant date. Thereafter, 25% of the option shares granted vest on each of the second, third and fourth anniversary of the grant date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth certain information with respect to options to purchase our Common Stock granted to the Named Executive Officers, including (i) the number of shares of Common Stock purchased upon exercise of options in the fiscal year ended December 31, 2003; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 2003; and (iv) the value of unexercised options at exercise prices equal to or less than the market value of the Common Stock at December 31, 2003 (“In-the-Money”).

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options held at		In-the-Money Options at
	Shares Acquired on	Value	December 31, 2003		December 31, 2003($)(2)
Name	Exercise	Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard M. Feldt	0	0	0	2,000,000	0	140,000
Mark A. Farber	0	0	141,675	335,982	44,640	7,000
Richard G. Chleboski	0	0	108,344	298,667	42,909	7,000
Dr. Jack I. Hanoka	0	0	96,219	217,322	27,876	2,100
John J. McCaffrey, Jr	0	0	89,282	236,548	28,060	4,200
Dr. Rex D’Agostino	0	0	35,000	120,000	0	1,400

(1)	Amounts calculated by subtracting the aggregate exercise price of the options from the market value of the underlying Common Stock on the date of exercise, and do not reflect amounts actually received by the Named Executive Officers.

(2)	Amounts calculated by subtracting the exercise price of the options from the fair market value of the underlying Common Stock as quoted on The Nasdaq Stock Market, Inc. on December 31, 2003 of $1.68 per share, multiplied by the number of shares underlying the options, and do not reflect amounts that may be actually received by the Named Executive Officers upon exercise of options.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee are currently Dr. Shaw, Mr. Deutch and Mr. Woodward. Dr. Williams served as a member of the Compensation Committee until May 2003. No current member of the Compensation Committee or person who was a member of such committee at any time during 2003 was at any time during the past year an officer or employee of the Company (or any of our subsidiaries), was formerly an officer of the Company (or any of its subsidiaries), or had any relationship with the Company requiring disclosure herein.

     During the last fiscal year, none of our executive officers served as (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our board of directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the board of directors is currently composed of Dr. Robert W. Shaw, Jr., Mr. Phillip J. Deutch, and Mr. Timothy Woodward. Pursuant to authority delegated by the board of directors, the Compensation Committee reviews and evaluates the performance of the Company’s executive officers and makes recommendations to the board of directors regarding the appropriate level of base compensation and bonus and other incentive compensation for certain senior employees, including all executive officers other than the Chief Executive Officer, whose base compensation, bonus and other incentive compensation the Compensation Committee establishes and approves. The Compensation Committee is also responsible for establishing general compensation policies and guidelines and for administering and making recommendations and awards under Evergreen’s 2000 Stock Option and Incentive Plan and Evergreen’s 2000 Employee Stock Purchase Plan.

     Overview and Philosophy. Evergreen’s executive compensation policies are designed to:

•	provide compensation that attracts, motivates and retains experienced and well-qualified executives capable of leading Evergreen to meet its business objectives;

•	recognize and reward performance of Evergreen’s executive officers, both as individuals and as members of a cohesive management team, in meeting certain strategic objectives;

•	align the interests of Evergreen’s executive team with those of Evergreen; and

•	align the interests of Evergreen’s executive team with those of Evergreen’s stockholders through long-term equity-based incentives.

     Evergreen’s executive officers receive a compensation package consisting of base salary, incentive cash bonuses, long-term incentive awards in the form of stock options, and participation in benefit plans generally available to all of Evergreen’s employees. In setting executive officer compensation levels, the Committee is guided by the following considerations:

•	a portion of each executive officer’s compensation should be contingent upon the achievement of specific predetermined corporate objectives as well as upon each executive officer’s individual level of performance;

•	compensation levels should reflect Evergreen’s past performance and expectations of future performance;

•	compensation levels should be competitive with compensation generally being paid to executives in Evergreen’s industry to ensure Evergreen’s ability to attract and retain experienced and well-qualified executives; and

•	a significant portion of executive officer compensation should be paid in the form of equity-based incentives to link closely stockholder and executive interests.

     The Committee also considered Evergreen’s financial performance in fiscal year 2003, certain milestones achieved by Evergreen, and individual executive officer duties. Additional factors which the Compensation Committee considered with respect to each executive officer’s compensation package for fiscal year 2003 are summarized below. The Compensation Committee may, however, in its discretion, apply different or additional factors in making decisions with respect to executive compensation in future years. Also, the committee does not assign relative weights or rankings to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to Evergreen’s long-term goals and strategies.

     Base Salary. Fiscal 2003 base salaries for Evergreen’s executive officers who earned over $100,000 during fiscal 2003 are listed in the “Summary Compensation Table” found on page 6. Fiscal 2003 base salaries were determined by the Compensation Committee after considering the base salary level of the executive officers in prior years, and taking into account for each executive officer the amount of base salary as a component of total compensation. Generally, salary decisions for Evergreen’s executive officers are made after the end of each fiscal year. Base salary, while reviewed annually, is only adjusted as deemed necessary by the Compensation Committee in determining total compensation. Base salary levels for each of Evergreen’s executive officers, other than the Chief Executive Officer, were also based in part upon evaluations and recommendations made by the Chief Executive Officer.

     Bonus Compensation. In determining bonus compensation for Evergreen’s executive officers, the Compensation Committee evaluates Evergreen’s achievement of its strategic objectives, individual performance and the actual performance of each such executive officer. The balance of cash-incentive versus equity-based bonus is driven both by the individual’s performance as well as by the Company’s overall performance and situation. Future bonus compensation, if any, will be awarded based on factors described above as well as any additional factors the Committee deems necessary.

     Long Term Incentive Compensation. The Compensation Committee believes that stock option participation aligns the interests of executive officers with those of the stockholders. In addition, the Compensation Committee believes that equity ownership by executive officers helps to balance the short-term focus of annual incentive compensation with a longer term view and may help to retain such persons. Long-term incentive compensation, in the form of stock options, allows executive officers to share in any appreciation in the value of the Evergreen’s Common Stock. The Compensation Committee generally grants stock options that become exercisable over a four year period as a means of encouraging executive officers to remain with us and promote Evergreen’s success. In general, the Compensation Committee awards stock options to Evergreen’s executive officers with exercise prices equal to the market price of a share of Evergreen’s Common Stock on the date of grant. As a result, executive officers will benefit from these stock option grants only to the extent that the price of Evergreen’s Common Stock increases and Evergreen’s stockholders have also benefited.

     When establishing stock option grant levels, the Compensation Committee considers general corporate performance, individual performance, the Chief Executive Officer’s recommendations (except with respect to his own stock option grant levels), level of seniority and experience, existing levels of stock ownership, previous grants of stock options, vesting schedules of outstanding options and the current stock price.

     The Compensation Committee generally grants an initial stock option award to executive officers at the time they commence employment, consistent with the number of options granted to peers within and outside the industry at similar levels of seniority. In addition, the Compensation Committee may make performance-based grants from time-to-time, as it deems appropriate. In making such performance-based grants, the Compensation Committee considers individual contributions to Evergreen’s financial, operational and strategic objectives. For fiscal year 2003, the Committee awarded certain of Evergreen’s executive officers additional stock option awards in recognition of Evergreen’s performance during fiscal year 2003, including the successful scale up of our manufacturing operations.

     Other Benefits. Evergreen also offers various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. Evergreen offers a stock purchase plan, under which employees may purchase shares of Evergreen’s Common Stock at a discount, and offers a 401(k) Plan, which allows employees to invest in a wide array of funds on a pre-tax basis. Evergreen also maintains insurance and other benefit plans for its employees, including executive officers.

     Chief Executive Officer Compensation. On December 11, 2003, Mr. Richard M. Feldt was appointed Evergreen’s Chief Executive Officer at which time Mr. Farber assumed the title of Vice President, Marketing & Business Development. Compensation for Evergreen’s Chief Executive Officer and President was determined in accordance with the policies applicable to Evergreen’s other executive officers described above. In addition, the Committee considered Evergreen’s overall performance, the performance of the management team, compensation paid by competing companies, and Evergreen’s prospects, among other objective and subjective factors.

     Mr. Farber’s base salary for fiscal year 2003 was $172,093, which represents an increase of $4,736 or 2.8% over his 2002 base salary. Mr. Farber received bonus compensation of $4,000 for fiscal year 2003. The number of options granted to Mr. Farber in fiscal 2003 is set forth in the table captioned “Option Grants in Last Fiscal Year” found on page 7. The total options held by Mr. Farber at December 31, 2003 is set forth in the table captioned “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” found on page 8. The Compensation Committee believes Mr. Farber’s compensation as Chief Executive Officer was consistent with the compensation received by chief executive officers at companies within the same industry in which Evergreen operates, as adjusted to reflect the relative size of Evergreen to such comparable companies.

     Because Mr. Feldt did not begin his employment with Evergreen until December 2003, his base salary for fiscal year 2003 was $13,587, an annualized rate of $250,000. The number of options granted to Mr. Feldt in fiscal 2003 is set forth in the table captioned “Option Grants in Last Fiscal Year” found on page 7. The total options held by Mr. Feldt at December 31, 2003 is set forth in the table captioned “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” found on page 8. The Compensation Committee believes Mr. Feldt’s compensation is consistent with the compensation received by chief executive officers at companies within the same industry in which Evergreen operates, as adjusted to reflect the relative size of Evergreen to such comparable companies.

     Tax Deductibility of Executive Compensation. In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), Evergreen cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder. The Compensation Committee has considered the limitations on deductions imposed by Section 162(m) of the Code, and it is the Compensation Committee’s present intention that, for so long as it is consistent with its overall compensation objectives, substantially all tax deductions attributable to executive compensation will not be subject to the deduction limitations of Section 162(m) of the Code.

     Respectfully submitted by the Compensation Committee.

THE COMPENSATION COMMITTEE:

Dr. Robert W. Shaw, Jr.
Phillip J. Deutch
Timothy Woodward

STOCK PERFORMANCE GRAPH

     The following graph compares the percentage change in the cumulative total stockholder return on our Common Stock during the period from our initial public offering through December 31, 2003, with the cumulative total return of (i) the Media General Market Weighted Nasdaq Index (the “NASDAQ Market Index”) and (ii) an SIC Index that includes all organizations in our Standard Industrial Classification (SIC) Code 836 — Diversified Electronics (the “SIC Code Index”). The comparison assumes $100 was invested on November 2, 2000 in our Common Stock and in each of the foregoing indices and assumes any dividends were reinvested, if any.

	11/2/00	12/29/00	12/31/01	12/31/02	12/31/03
Evergreen Solar, Inc	$100.00	$35.53	$17.89	$6.79	$8.84
SIC Code Index	$100.00	$66.09	$38.31	$24.21	$38.00
NASDAQ Market Index.	$100.00	$73.35	$58.47	$40.78	$61.32

(1)	Prior to November 2, 2000 our Common Stock was not publicly traded. Comparative data is provided only for the period since that date. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price information shown on the graph is not necessarily indicative of future price performance. Information used on the graph was obtained from Media General Financial Services, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 with respect to shares of our Common Stock that may be issued under equity compensation plans:

			Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,263,937	$2.42	2,386,063
Equity compensation plans not approved by security holders	0	—	0
Total	5,263,937	$2.42	2,386,063

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our Common Stock and our Preferred Stock as of the Record Date by: (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of Common Stock or more than 5% of the outstanding shares of Series A Preferred Stock; (ii) each of our directors or nominees for director; (iii) each of our executive officers named in the Summary Compensation Table on page 6; and (iv) all of our current directors, nominees for director and executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is c/o Evergreen Solar, Inc., 259 Cedar Hill Street, Marlboro, MA 01752.

	Number of Shares	Percentage of	Percentage of
	Beneficially	Shares of	Shares of Series A
Name and Address of Beneficial Owner	Owned(1)	Common Stock(2)	Preferred Stock(3)
5% Stockholders:
Beacon Power Corporation(4)	3,292,857	13.0%	4.1%
234 Ballardvale Street Wilmington MA 01887
CDP Entities(5)	2,678,570	*	12.3%
1981, avenue McGill College, Montreal, Quebec H3A3C7 Canada
Kawasaki Heavy Industries, Ltd(6)	923,787	5.7%	*
World Trade Center Building 4-1 Hamamatsu-cho 2-chome Minato-ku Tokyo 105-6116 Japan
Massachusetts Technology Park Corporation(7)	2,232,142	*	10.2%
75 North Drive Westborough, MA 01581
Merrill Lynch Entities(8)	1,450,892	*	6.6%
Nth Power Technologies Entities(9)	4,588,342	6.3%	16.4%
50 California Street Suite 840 San Francisco, CA 94111
Perseus 2000, L.L.C.(10)	2,678,571	*	12.3%
2099 Pennsylvania Avenue, N.W., 9th Floor
Washington, D.C. 20006

	Number of Shares	Percentage of	Percentage of
	Beneficially	Shares of	Shares of Series A
Name and Address of Beneficial Owner	Owned(1)	Common Stock(2)	Preferred Stock(3)
RockPort Capital Entities(11)	4,687,499	*	21.5%
160 Federal Street, 18th Floor Boston, MA 02110
SAM Equity Partners Entities(12)	2,678,571	*	12.3%
P.O. Box 255 Trafalgar Court St. Peter Port, Guernsey
Executive Officers and Directors:
Richard M. Feldt (13)	250,000	1.5%	*
Mark A. Farber(14)	353,466	2.2%	*
Richard G. Chleboski(15)	315,054	1.9%	*
Dr. Jack I. Hanoka(16)	310,834	1.9%	*
John J. McCaffrey(17)	114,203	*	*
Rex D’Agostino(18)	50,000	*	*
Dr. Brown F. Williams(19)	71,835	*	*
Luc Charron(20)	2,694,175	*	12.3%
Phillip J. Deutch(21)	2,696,176	*	12.3%
Charles J. McDermott(22)	4,704,104	*	21.5%
Dr. Robert W. Shaw, Jr.(23)	411,397	1.0%	1.1%
Dr. William P. Sommers(24)	73,527	*	*
Timothy A. Woodward(25)	4,605,447	6.4%	16.4%
All executive officers and directors as a group (13 persons)(26)	16,650,218	16.3%	63.6%

*	Less than one percent of the outstanding shares of Class.

(1)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

(2)	Applicable percentage ownership as of the Record Date is based upon 16,086,604 shares of Common Stock outstanding as of the Record Date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days after the Record Date are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, as the case may be, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Applicable percentage ownership as of the Record Date is based upon 21,786,269 shares of Series A Preferred Stock outstanding as of the Record Date, which are convertible into 23,841,151 shares of Common Stock due to dividends earned by the Series A Preferred Stockholders that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days after the Record Date are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, as the case may be, but are not deemed outstanding for computing the percentage ownership of any other person.

(4)	Includes 2,400,000 shares of Common Stock issuable upon exercise of a warrant held by Beacon Power Corporation. Includes 892,857 shares of Series A Preferred Stock, which are convertible into 977,071 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock.

(5)	Includes 2,276,785 shares of Series A Preferred Stock held by Caisse dépôt et placement du Québec and 401,785 shares of Series A Preferred Stock held by CDP Capital-Technology Ventures U.S. Fund 2002 L.P. The 2,678,570 shares of Series A Preferred Stock held by the CDP Entities are convertible into an aggregate of 2,931,212 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock.

(6)	Includes 923,787 shares of Common Stock.

(7)	Includes 2,232,142 shares of Series A Preferred Stock, which are convertible into 2,442,678 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock.

(8)	Includes 1,339,285 shares of Series A Preferred Stock held by Merrill Lynch New Energy Technology Fund and 111,607 shares of Series A Preferred Stock held by MLIIF New Energy Fund. The 1,450,892 shares of Series A Preferred Stock held by the Merrill Lynch Entities are convertible into an aggregate of 1,587,740 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock.

(9)	Includes 1,785,714 shares of Series A Preferred Stock held by Nth Power Technologies Fund II, L.P. and 1,785,714 shares of Series A Preferred Stock held by Nth Power Technologies Fund II-A, L.P. Includes 1,016,914 shares of Common Stock held by Nth Power Technologies Fund I, L.P. The 3,571,428 shares of Series A Preferred Stock held by the Nth Power Technologies Entities is convertible into an aggregate of 3,908,286 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock.

(10)	Includes 2,678,571 shares of Series A Preferred Stock, which are convertible into 2,931,214 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock.

(11)	Includes 3,571,428 shares of Series A Preferred Stock held by RockPort Capital Partners, L.P. and 1,116,071 shares of Series A Preferred Stock held by RP Co-Investment Fund I L.P. The 4,687,499 shares of Series A Preferred Stock held by the RockPort Capital Entities are convertible into an aggregate of 5,129,624 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock.

(12)	Includes 1,928,571 shares of Series A Preferred Stock held by SAM Private Equity Energy Fund L.P. and 750,000 shares of Series A Preferred Stock held by SAM Sustainability Private Equity LP. The 2,678,571 shares of Series A Preferred Stock held by the SAM Equity Partners Entities are convertible into an aggregate of 2,931,214 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock.

(13)	Includes 250,000 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date.

(14)	Includes 168,609 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date.

(15)	Includes 128,350 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date.

(16)	Includes 60,749 shares of Common Stock held by Dr. Hanoka and 138,568 shares of Common Stock held by Hanoka Evergreen Limited Partnership. Includes 111,517 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date.

(17)	Includes 102,556 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date.

(18)	Includes 50,000 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date.

(19)	Includes 71,835 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date.

(20)	Includes 15,605 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date.

(21)	Includes 17,605 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date. Includes 2,678,571 shares of Series A Preferred Stock held by Perseus 2000, L.L.C., which are convertible into 2,931,214 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock. Mr. Deutch disclaims beneficial ownership of all of the shares of Series A Preferred Stock held by Persues 2000, L.L.C., other than shares in which he has a pecuniary interest.

(22)	Includes 16,605 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date. Includes 4,687,499 shares of Series A Preferred Stock held by the RockPort Capital Entities, which is convertible into 5,129,624 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock. Mr. McDermott disclaims beneficial ownership of all of the shares of Series A Preferred Stock held by the RockPort Capital Entities, other than shares in which he has a pecuniary interest.

(23)	Includes 41,605 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date. Includes 125,481 shares of Common Stock of which 9,111 shares of Common Stock are held by Dr. Shaw’s wife. Includes 244,311 shares of Series A Preferred Stock which is convertible into 267,355 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock.

(24)	Includes 73,527 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date.

(25)	Includes 17,105 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date. Includes 1,016,914 shares of Common Stock held by Nth Power Technologies Fund I, L.P. and an aggregate of 3,571,428 shares of Series A Preferred Stock held by the Nth Power Technologies Entities, which are convertible into 3,908,286 shares of Common Stock due to dividends earned that, at the Company’s discretion, have been added to the liquidation value of the Series A Preferred Stock. Mr. Woodward disclaims beneficial ownership of all of the shares of Series A Preferred Stock held by the Nth Power Technologies Entities, other than shares in which he has a pecuniary interest.

(26)	For purposes of calculating Percentage of Shares of Common Stock outstanding, the number of shares beneficially owned, includes 2,400,000 shares of Common Stock issuable upon exercise of warrants, 1,064,919 shares of Common Stock issuable upon the exercise of options that may be exercised within 60 days from the Record Date, and 21,786,269 shares of Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     We believe that all transactions set forth below were made on terms no less favorable to us than would have been obtained from unaffiliated third parties. We have adopted a policy that all transactions between us and any of our officers, directors, principal stockholders and affiliates will be on terms no less favorable to us than could be obtained unaffiliated third parties, and will be approved by a majority of the disinterested members of our board of directors.

Indemnification Agreements

     In November 2000 and May 2003, we entered into indemnification agreements with each of our directors and executive officers. These agreements require us to, among other things, indemnify each of our directors and executive officers for any and all expenses (including attorney fees), judgments, fines, penalties and amounts paid in settlement (if such settlement is approved in advance by us, which approval may not be unreasonably withheld), in connection with any action suit or proceeding arising out of the individual’s status as a director or executive officer of Evergreen and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which he or she may be entitled to indemnification by us.

Private Placement Financing

     On March 21, 2003, we entered into a stock and warrant purchase agreement with certain purchasers involving the sale and purchase of up to 43.2 million shares of our Series A Preferred Stock and a warrant to purchase 2,400,000 shares of our Common Stock. Micro-Generation Technology Fund, LLC, UVCC Fund II, and UVCC II Parallel Fund, L.P., each of which is an investment entity affiliated with Dr. Robert W. Shaw, Jr., a director of ours and the former chairman of our board of directors, invested $3.5 million in the aggregate in the private placement in return for shares of Series A Preferred Stock on terms identical to those afforded to each other purchaser in the private placement, except that Arete Corporation, as one of the five purchasers who signed the initial term sheet with respect to the private placement, had the right to designate a member of our board of directors. Dr. Shaw is the President of Arete Corporation, which is the manager of Micro-Generation Technology Fund, LLC. Dr. Shaw is a general partner of Arete Venture Investors II, L.P., which is the general partner of UVCC Fund II. Dr. Shaw is also a general partner of Arete Ventures III, L.P., which is the general partner of UVCC II Parallel Fund, L.P. As of the consummation of the private placement, Arete Corporation designated Dr. Shaw as its designee to our board of directors.

     Dr. Shaw is a limited partner of Nth Power Management II, L.P., the general partner of Nth Power Technologies Fund II, LP, and in such capacity provides advice as requested to this entity. Dr. Shaw does not serve on this entity’s investment committee nor does he have any decision making authority with respect thereto. Dr. Shaw has also agreed to become a member of, and perform comparable services for, Nth Power Management II-A, LLC, the general partner of Nth Power Technologies Fund II-A, L.P., and will have a similar advisory role with that entity. Nth Power Technologies Fund II, LP and Nth Power Technologies Fund II-A, LP, each of which is an investment entity affiliated with Nth Power Management II, L.P. and Nth Power Management II-A, LLC, invested $4 million in the aggregate in the private placement in return for shares of Series A Preferred Stock on terms identical to those afforded to each other purchaser, except that Nth Power Technologies Fund II, LP, as one of the five purchasers signed the initial term sheet with respect to the private placement, had the right to designate a member of our board of directors. Shaw did not participate in the decision of either of the two Nth Power-related entities to invest in the private placement. As of the consummation of the private placement, Nth Power Technologies Fund II, LP designated Timothy A. Woodward, a Managing Director of Nth Power, LLC, as its designee to our board of directors.

     Dr. Shaw serves as a member of the investment committee of SAM Private Equity Energy Fund L.P. and SAM Sustainability Private Equity Fund L.P. and he has a limited partnership interest in SAM Private Equity Energy Fund L.P. These entities and another affiliated entity, SAM Smart Energy, invested $3.25 million in the aggregate in the private placement in return for shares of Series A Preferred Stock on terms identical to those afforded to each other purchaser. Dr. Shaw recused himself and did not participate in the SAM investment committee decisions to invest in the private placement.

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

     Mason Willrich, a former director of ours, was previously affiliated with Nth Power, LLC. From 1996 through December 1999, Mr. Willrich served as a Principal of Nth Power, LLC, a managerial role that entails reviewing investment candidates and participating in day-to-day operations management, and from January 2000 through February 2002, he was a Special Limited Partner of Nth Power, LLC, an advisory role that entailed reviewing investment candidates and providing insights into market trends and opportunities.

     Mr. Willrich was not a member of, and did not participate in, any meetings of our financing committee that negotiated the terms of the private placement and did not participate in any discussions with the purchasers concerning the terms of the private placement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP to Evergreen Solar for professional services relating to the audit of our annual financial statements for 2003 and the review of the financial statements included in our quarterly reports for 2003 were approximately $109,600. The aggregate fees billed by PricewaterhouseCoopers LLP for professional services relating to the audit of our annual financial statements for 2002 and the review of the financial statements included in our quarterly reports for 2002 were approximately $92,750.

Audit-Related Fees

There were no fees billed by PricewaterhouseCoopers LLP to Evergreen Solar for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements relating to fiscal years 2003 and 2002 and are not reported under “Audit Fees”.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP to Evergreen Solar for professional services for tax compliance, tax advice and tax return preparation relating to our fiscal year 2003 and 2002 were approximately $20,000 and $18,000, respectively.

All Other Fees

There were no other fees billed by PricewaterhouseCoopers LLP to Evergreen Solar for services other than the services reported under “Audit Fees,” “Audit Related Fees,” and “Tax Fees.”

Pre-approval Policies and Procedures

The chairman of the Audit Committee is appointed to provide initial approval for further services proposed by PricewaterhouseCoopers LLP up to $50,000, subject to the approval from the other Committee members. Such an appointment allows PricewaterhouseCoopers LLP to commence an engagement without being held up due to scheduling. The audit committee at the next scheduled meeting would make full approval of further services. There were no services performed by PricewaterhouseCoopers LLP that were approved under the Company’s pre-approval policy relating to fiscal years 2003 and 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Consolidated Financial Statements. Previously filed on Form 10-K dated March 23, 2004 and on Amendment No. 1 to Form 10-K dated March 23, 2004.

          2. Exhibits. The following exhibits:

Exhibit
Number	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)

3.2 (1)	Second Amended and Restated By-laws of the Registrant. (Exhibit 3.4)

4.1(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

4.2(2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant. (Exhibit 4.4)

4.3(3)	Form of Warrant issued to Beacon Power Corporation. (Exhibit 10.4)

10.1 (1)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (1)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (1)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)

10.4 (1)	Lease Agreement between Registrant W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended (Exhibit 10.5)

Exhibit
Number	Description
10.5 (1)+	Agreement between Registrant and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.6 (1)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.7 (1)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (Exhibit 10.9)

10.8 (2)	Stock and Warrant Purchase Agreement dated as of March 21, 2003

10.9 (2)	Form of Registration Rights Agreement

10.10 (2)	Voting Agreement dated as of March 21, 2003

14.1	Code of Business Conduct and Ethics of Evergreen Solar, Inc. (filed herewith).

21.1 (5)	Subsidiaries of the Registrant.

23.1 (5)	Consent of PricewaterhouseCoopers LLP.

24.1 (5)	Power of Attorney.

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 (5)	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (5)	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Confidential treatment granted as to certain portions.

* Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 (File No. 333-106126). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed on March 24, 2003.

(5)	Previously filed on Form 10-K, dated March 23, 2004, and on Amendment No. 1 to Form 10-K, dated March 23, 2004

(b)	Reports on Form 8-K:

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

     (c) Exhibits:

     The Company hereby files as part of this Amendment No. 2 to Annual Report on Form 10-K the exhibits listed in Item 15(a)(2) set forth above. Exhibits which are incorporated herein by reference may be inspected and copied at the public reference facilities maintained by the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC’s regional offices located at 233 Broadway, New York, New York 10279, and at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60611-2511. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address “http://www.sec.gov”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2004.

EVERGREEN SOLAR, INC.

By:	/s/Richard M. Feldt

Richard M. Feldt
Chief Executive Officer,
President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Richard M. Feldt Richard M. Feldt	Chief Executive Officer, President and Director (Principal Executive Officer)	April 29, 2004

/s/Mark A. Farber Mark A. Farber	Vice President, Director	April 29, 2004

/s/Brown F. Williams Brown F. Williams	Chairman of the Board of Directors	April 29, 2004

/s/Luc Charron Luc Charron	Director	April 29, 2004

/s/Philip J. Deutch Philip J. Deutch	Director	April 29, 2004

/s/Charles J. McDermott Charles J. McDermott	Director	April 29, 2004

/s/Robert W. Shaw, Jr. Robert W. Shaw, Jr.	Director	April 29, 2004

/s/ William P. Sommers William P. Sommers	Director	April 29, 2004

/s/Timothy Woodward Timothy Woodward	Director	April 29, 2004