Form 10-Q
period 2004-03-31
EVERGREEN SOLAR INC
filed 2004-05-12
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-31687

EVERGREEN SOLAR, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	04-3242254
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

138 Bartlett Street
Marlboro, Massachusetts 01752
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(508) 357-2221
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

259 Cedar Hill Street
Marlboro, Massachusetts 01752
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 16, 2004 there were 16,086,604 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Evergreen Solar, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

		March 31,
	December 31,	2004
	2003	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,620	$2,440
Short-term investments	15,720	12,303
Accounts receivable, net of allowance for doubtful accounts of $227 and $211 at December 31, 2003 and March 31, 2004, respectively	983	2,029
Interest receivable	154	195
Inventory	2,019	1,974
Other current assets	543	561

Total current assets	24,039	19,502
Restricted cash	414	414
Fixed assets, net	21,523	23,313

Total assets	$45,976	$43,229

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$905	$1,886
Accrued compensation	425	536
Accrued warranty	426	462
Other accrued expenses	244	264

Total current liabilities	2,000	3,148
Convertible preferred stock
Series A, $.01 par value, 26,227,668 shares authorized, 22,679,125 and 21,786,269 issued and outstanding at December 31, 2003 and March 31, 2004, respectively	27,032	26,613
Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 shares authorized, 15,126,268 and 16,086,604 issued and outstanding at December 31, 2003 and March 31, 2004, respectively	151	161
Additional paid-in capital	73,239	73,649
Deferred compensation	(89)	(58)
Accumulated deficit	(56,330)	(60,293)
Accumulated other comprehensive (deficit) income	(27)	9

Total stockholders’ equity	16,944	13,468

Total liabilities, convertible preferred stock and stockholders’ equity	$45,976	$43,229

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2003	2004
Revenues:
Product revenues	$1,067	$2,830
Research revenues	381	262

Total revenues	1,448	3,092

Operating expenses:
Cost of product revenues	2,666	4,553
Research and development expenses, including costs of research revenues	713	902
Selling, general and administrative expenses	1,317	1,673

Total operating expenses	4,696	7,128

Operating loss	(3,248)	(4,036)
Other income	23	73

Net loss	(3,225)	(3,963)
Dividends on Series A convertible preferred stock	—	(665)

Net loss attributable to common stockholders	$(3,225)	$(4,628)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.28)	$(0.30)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,411	15,489

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(3,225)	$(3,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	514	607
Bad debt expense	90	(16)
Amortization of bond premiums	26	120
Compensation expense associated with employee stock options	69	31
Changes in operating assets and liabilites:
Inventory	(723)	45
Other current assets	208	(18)
Interest receivable	19	(41)
Accounts receivable	1,258	(1,030)
Accounts payable	(262)	981
Accrued expenses	(85)	167

Net cash used in operating activities	(2,111)	(3,117)

Cash flows from investing activities:
Purchases of fixed assets	(538)	(2,397)
Restricted cash	50	—
Purchases of investments	—	(1,000)
Proceeds from sale and maturity of investments	4,949	4,333

Net cash provided by investing activites	4,461	936

Cash flows from financing activities:
Financing costs on issuance of Series A convertible preferred stock	(264)	—
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	1	1

Net cash flow provided by (used in) financing activities	(263)	1

Net increase (decrease) in cash and cash equivalents	2,087	(2,180)
Cash and cash equivalents at beginning of period	1,194	4,620

Cash and cash equivalents at end of period	$3,281	$2,440

Supplemental cash flow information:
Taxes paid	1	1
Non-cash Series A convertible preferred stock dividends earned	—	665
Non-cash conversion of Series A convertible preferred stock to common	—	1,084

The accompanying notes are an integral part of these financial statements.

EVERGREEN SOLAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2003. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 23, 2004. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at March 31, 2004, the results of operations for the three month periods ended March 31, 2004 and 2003, and the cash flows for the three month periods ended March 31, 2004 and 2003. The balance sheet at December 31, 2003 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2004.

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

Had compensation expense for the employee stock option plan been determined based on the fair value at the grant dates for options granted under the plan consistent with the method of SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share data):

	Period Ended		Period Ended
	March 31, 2003		March 31, 2004
	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per
	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share
Net loss attributable to common stockholders, as reported	$(3,225)	$(0.28)	$(4,628)	$(0.30)
Add: Stock-based employee compensation expense included in reported results	69	0.01	31	—
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(287)	(0.03)	(645)	(0.04)

Pro forma net loss attributable to common stockholders	$(3,443)	$(0.30)	$(5,242)	$(0.34)

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research and product revenues. On May 15, 2003, the Company consummated a private placement transaction with certain investors to raise $29.5 million through the issuance of 26,227,668 shares of Series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of common stock. The proceeds to the Company, net of financing expenses of approximately $849,000, were approximately $28.6 million. The Company expects to use the net proceeds from this transaction to fund the construction of the second manufacturing line and other operations of the Company.

The Company needs additional financing to execute its business plan and to respond to business contingencies such as the need to enhance its operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. For example, in addition to capital commitments as of March 31, 2004, substantial further capital expenditures will be required over the next eight to ten months to increase the capacity at the Company’s manufacturing facility to its target level of 10 to 14 megawatts for both manufacturing lines. The Company does not know whether it will be able to raise additional financing on favorable financing terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In such a situation, the Company would need to implement fundamental changes to its business and operations which would likely include substantially reducing, suspending, or terminating the Company’s capacity expansion and substantially reducing daily operating expenditures from current levels, in which case the Company believes its cash, cash equivalents and short-term investments will then be sufficient to fund operations through the end of fiscal year 2004.

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

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three month period ended March 31, 2004 and 2003 does not include 31,489,151 and 1,160,225 potential shares of common stock equivalents outstanding at March 31, 2004 and 2003, respectively, as their inclusion would be antidilutive.

3.	Inventory

Inventory consisted of the following at December 31, 2003 and March 31, 2004 (in thousands):

	December 31,	March 31,
	2003	2004
Raw materials	$1,318	$1,475
Work-in-process	4	—
Finished goods	697	499

	$2,019	$1,974

4.	Fixed Assets

Fixed assets consisted of the following at December 31, 2003 and March 31, 2004 (in thousands):

	Useful	December 31,	March 31,
	Life	2003	2004
Laboratory and manufacturing equipment	3-7 years	$13,542	$14,495
Computer and office equipment	3-7 years	280	343
Leasehold improvements	Lesser of 15 to 20
	years or lease term	6,273	6,273
Assets under construction		6,812	8,193

		26,907	29,304
Less: accumulated depreciation		(5,384)	(5,991)

		$21,523	$23,313

As of March 31, 2004, the Company’s outstanding commitments for capital expenditures were approximately $1.5 million. Nearly all of its commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for its manufacturing facility. In addition to the current capital commitments, substantial further capital expenditures will be required over the next eight to ten months to increase the capacity at our manufacturing facility to our target level of 10 to 14 megawatts for both lines.

5.	Guarantor Arrangements

The following is a summary of the Company’s agreements that are within the scope of FIN 45.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Given the Company’s limited operating history, the Company uses historical industry solar panel failure rates as the basis for the accrued warranty costs during the period. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, material usage or service delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known. Since the Company has a limited operating history and its manufacturing process differs from industry standards, its experience may be different from the industry data used as a basis for its estimate. While the Company’s methodology takes into account these uncertainties, adjustments in future periods may be required as its products mature. The following table summarizes the activity regarding the Company’s warranty accrual during the first three months of 2004:

Balance at December 31, 2003	$426,000
Accruals for warranties issued during the period	36,000
Balance at the end of the period	$462,000

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

6.	Deferred Compensation

Prior to December 31, 2000, the Company recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between the fair market value of the Company’s common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $69,000 and $31,000 for the three months ended March 31, 2003 and 2004, respectively.

7.	Segment Information

The Company operates as one operating segment. The following table summarizes the Company’s concentration of total revenue:

	Three months ended
	March 31,
	2003	2004
By geography:
U.S. distributors	33%	31%
U.S. Government (research revenue)	26%	8%
Germany	41%	56%
All other	0%	5%

	100%	100%
By customer:
European distributor #1	34%	37%
European distributor #2	0%	19%
National Institute of Industry Standards (research revenue)	10%	0%
National Renewable Energy Laboratory (research revenue)	16%	8%
All other	40%	36%

	100%	100%

8.	Stockholders’ Equity

At March 31, 2004, 7,650,000 shares of common stock were authorized for issuance under the Company’s 2000 Stock Option Plan and 40,000,000 shares were reserved for issuance upon conversion of Series A convertible preferred stock sold to several purchasers and upon exercise of a warrant issued to Beacon Power Corporation.

Dividend Rights of Series A Convertible Preferred Stock

Shares of Series A convertible preferred stock pay a compounding dividend of 10% per annum, paid quarterly, in cash, or at the Company’s election, to be added to the liquidation preference of the Series A convertible preferred stock on a quarterly basis, which would result in an increase in the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock. To date, a total of $2.5 million in dividends has accrued on the outstanding Series A convertible preferred stock, which the Company elected to add to the liquidation preference of the Series A convertible preferred stock. Subject to changes in business conditions, the Company presently anticipates that the dividend will be added to the liquidation preference for the foreseeable future.

9.	Subsequent Event

On April 21, 2004, the Company’s Board of Directors approved a resolution increasing the number of authorized shares of common stock from 70,000,000 to 100,000,000 and correspondingly increasing the total number of authorized shares of capital stock from 97,227,668 to 127,227,668. The increase in the total number of authorized shares of capital stock is subject to approval by the Company’s shareholders. The Company’s shareholder meeting is currently scheduled for June 15, 2004.

10.	Other Comprehensive Income

Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities. For the three months ended March 31, 2004, the Company recorded other comprehensive income of $37,000, which, when added to net loss, results in comprehensive loss of $3.9 million. For the three months ended March 31, 2003, the Company recorded other comprehensive loss of $6,000, which, when added to net loss, results in comprehensive loss of $3.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

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

We made significant progress on our capital expansion program aimed at roughly quadrupling our production capacity by adding a second manufacturing line, which we expect to be completed by the end of 2004.During the first quarter of 2004, our product sales were constrained by our manufacturing capacity despite the fact that in April 2004, we doubled our manufacturing capacity over 2003. The factory now has an installed capacity of 6 MW (megawatts, or million watts) per year, up from the 3 MW capacity of Line 1 and has operated at a run rate of 4.5 MW per year. Since product revenue has been capacity limited, the planned expansion should enable significant revenue growth during 2004 and should also further improve our product gross margins.

Implementation of our dual-ribbon growth technology, increased production volume, adding key positions to staff across the organization, expanding and establishing key customer relationships, and consummating the Series A convertible preferred stock and warrant financing were the key factors in determining our performance. We continue to demonstrate our dual-ribbon growth technology (pulling two string ribbons out of one furnace) on an increasing production basis, which we expect to substantially lower the manufacturing cost of growing silicon wafers and roughly double the capacity of one string ribbon furnace. We expect the new crystal growth furnaces we will be installing throughout 2004 will all be dual-ribbon growth furnaces. During the first quarter, we had about 100 crystal growth furnaces in production, 40 of which were new, double-ribbon growth furnaces delivered during the first quarter. We added several key staff in sales, administration, manufacturing and research and development to better position ourselves for the anticipated growth of the company during the year. Most notably, we hired Richard M. Feldt as our new President and CEO in December 2003.

The cash raised as a result of the Series A convertible preferred stock and warrant financing in May 2003 provided us with the resources necessary to increase our capital spending program. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund this capacity expansion and our expected increased level of operations through fiscal year 2004 and, as a result, we will need to raise significant additional financing or secure a working capital line of credit in order to successfully fund such expanded operations. If we are not able to complete a financing or secure a working capital line of credit in a timely manner, we will need to implement fundamental changes to our business and operations which will likely include substantially reducing, suspending, or terminating our capacity expansion and substantially reducing our daily operating expenditures from current levels, in which case we believe our cash, cash equivalents and short-term investments will then be sufficient to fund our operations through the end of fiscal year 2004.

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

Results of Operations

Revenues. Total revenues for the Company consist of revenues from the sale of products and research revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. Research revenues consist of revenues from various state and federal government agencies to fund our ongoing research, development, testing and enhancement of our products and manufacturing technology. Our current intention is not to pursue contracts that are not part of our ongoing research activities. We recognize research revenues as services are rendered.

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

Other income. Other income consists of net interest income primarily from interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any bond premium amortization, and foreign currency gains and losses.

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

Net loss attributable to common stockholders. Net loss attributable to common stockholders consists of net losses and dividends earned by the Series A preferred stockholders.

Other comprehensive income (loss). Our other comprehensive income consists of net unrealized gains and losses on marketable securities, as well as foreign currency gains and losses.

Comparison of Three Months Ended March 31, 2004 and 2003

Revenues. Our product revenues for the three months ended March 31, 2004 were $2.8 million, an increase of $1.7 million, or 165%, from $1.1 million for the same period in 2003. The increase in product revenues was due to the increased production capacity of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the three months ended March 31, 2004 were $262,000, a decrease of $119,000, or 31%, from $381,000 for the same period in 2003. Research revenue decreased since during the first quarter of 2004 we had one active research contract versus two during the same period in 2003.

Product revenues represented 92% of total revenues for the three- month period ended March 31, 2004 and 74% of total revenues for the three- month period ended March 31, 2003. The share of total revenues represented by product revenues in the first quarter of 2004 increased from previous quarters due to an increase in product revenues from increased production capacity and a decrease in research revenues. International product sales accounted for approximately 61% of total revenues for the three-month period ended March 31, 2004, and 43% for the three-month period ended March 31, 2003. The increased share of total revenues represented by international product sales for the three-month period ended March 31, 2004 resulted from an expanded focus on international sales channels. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

The following table summarizes our concentration of total revenue:

	Three months ended
	March 31,
	2003	2004
By geography:
U.S. distributors	33%	31%
U.S. Government (research revenue)	26%	8%
Germany	41%	56%
All other	0%	5%

	100%	100%
By customer:
European distributor #1	34%	37%
European distributor #2	0%	19%
National Institute of Industry Standards (research revenue)	10%	0%
National Renewable Energy Laboratory (research revenue)	16%	8%
All other	40%	36%

	100%	100%

Cost of product revenues. Our cost of product revenues for the three months ended March 31, 2004 was $4.6 million, an increase of $1.9 million, or 71%, from $2.7 million for the same period in 2003. Most of the increase was due to an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the three months ended March 31, 2004 was -61% versus -150% for the same period in 2003. Product gross margin improved due primarily to yield and efficiency improvements associated with the scale-up of our second manufacturing line and increased sales volume. Due to the relatively large component of fixed costs, product gross margins will still be highly dependent on sales volumes. Therefore, we do not expect substantial improvements in product gross margin until we realize production capacity increases associated with the ramp up of our second manufacturing line, expected by the end of 2004.

Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the three months ended March 31, 2004 were $902,000, an increase of $189,000, or 27%, from $713,000 for the same period in 2003. The increase was due mainly to increased activity associated with other internal research and development programs.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended March 31, 2004 were $1.7 million, an increase of $356,000, or 27%, from $1.3 million for the same period in 2003. The increase was primarily due to increased legal costs, increased compensation costs associated with added personnel and increased costs associated with sales and marketing initiatives.

Stock-based compensation expense, related to the issuance of stock options to employees. The amortization of total cumulative deferred compensation of approximately $1.3 million recorded prior to December 31, 2000, representing the difference between the estimated fair market value of the common stock and the exercise price of the option at the grant date resulted in charges to operations of $31,000 and $69,000 for the three month periods ended March 31, 2004 and 2003, respectively.

Other income. Our other income for the three months ended March 31, 2004 was $73,000, an increase of $50,000, or 217%, from $23,000 for the same period in 2003. The increase in other income was primarily due to an increase in net interest income resulting from higher cash and investment balances resulting from our May 2003 Series A preferred stock and warrant financing.

Dividends on preferred stock. On May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12 to several purchasers. Shares of Series A convertible preferred stock pay a compounding dividend of 10% per annum, paid quarterly, in cash, or at our election to be added to the liquidation preference of the Series A convertible preferred stock on a quarterly basis, which would result in an increase in the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock. For the quarter ended March 31, 2004, $665,000 in dividends accrued on the outstanding Series A convertible preferred stock, which we elected to add to the liquidation preference of the Series A convertible preferred stock. Subject to changes in business conditions, we presently anticipate that the dividend will continue to be added to the liquidation preference for the foreseeable future.

Net loss attributable to common stockholders. Net loss attributable to common stockholders was $4.6 million and $3.2 million for the period ended March 31, 2004 and March 31, 2003, respectively. The increase in net loss attributable to common stockholders was due to the overall increase in net operating losses associated with the scale-up of our operations combined with the dividend charges associated with the Series A convertible preferred stock financing, which was consummated on May 15, 2003.

Other comprehensive income (loss). Our other comprehensive income for the three months ended March 31, 2004 was $37,000, compared to a loss of $6,000 for the same period in 2003, consisting of net unrealized gains and losses on marketable securities.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At March 31, 2004, we had working capital of $16.4 million, including cash, cash equivalents and short-term investments of $14.7 million.

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2004, as compared to $2.1 million for the three months ended March 31, 2003. The increase in net cash used in operating activities was primarily due to an increase in our operating loss and accounts associated with an increase in sales volume towards the end of the quarter. For the first quarter in 2004, Days Sales Outstanding (DSO) was approximately 59 days, versus approximately 38 days as of December 31, 2003. The increase in DSO was due mainly to increased sales volume towards the later part of the first quarter of 2004. Product sales to customers can fluctuate widely month-to-month, and depending on when sales occur during the quarter, DSO can fluctuate significantly quarter-to-quarter. In general, we anticipate DSO in excess of 60 days during 2004.

Net cash provided by investing activities was $936,000 for the three months ended March 31, 2004, as compared to $4.5 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, net cash was provided by maturing and selling short-term investments as required to fund operations and purchases of equipment associated with the build-out of the second manufacturing line at our Marlboro manufacturing plant, offset by purchases of corporate paper, corporate bonds and United States government-backed obligations with contractual maturities typically less than one year and purchases of equipment.

Net cash provided by financing activities was $1,000 for the three months ended March 31, 2004, as compared to net cash used in financing activities of $263,000 for the three months ended March 31, 2003. The cash provided by financing activities during the three months ended March 31, 2004 represents proceeds from common stock issued in conjunction with the Employee Stock Purchase Plan. Cash used in financing activities during the three months ended March 31, 2003 primarily represents costs associated with our Series A convertible preferred stock and warrant financing which closed on May 15, 2003.

     Capital expenditures were $2.4 million for the three months ended March 31, 2004, as compared to $538,000 for the three months ended March 31, 2003. Capital expenditures for the three months ended March 31, 2004 were primarily for equipment needed for our manufacturing facility. As of March 31, 2004, our outstanding commitments for capital expenditures were approximately $1.5 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our manufacturing facility. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We have purchased certain equipment that is planned for the second manufacturing line. We will continue to fund our current capital commitments primarily with the proceeds from our Series A convertible preferred stock and warrant financing which closed on May 15, 2003. In addition to the current capital commitments, substantial further capital expenditures will be required over the next eight to ten months to increase the capacity at our manufacturing facility to our target level of 10 to 14 megawatts for both lines. We expect the second manufacturing line will be completed in 2004. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund this capacity expansion and our expected increased level of operations through fiscal year 2004 and, as a result, we will need to raise significant additional financing or secure a working capital line of credit in order to successfully fund such expanded operations. Additionally, the need to respond to business contingencies such as the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies would also require additional financing. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If we are not able to complete a financing or secure a working capital line of credit in a timely manner, we will need to implement fundamental changes to our business and operations which will likely include substantially reducing, suspending, or terminating our capacity expansion and substantially reducing our daily operating expenditures from current levels, in which case we believe our cash, cash equivalents and short-term investments will then be sufficient to fund our operations through the end of fiscal year 2004.

We do not have any special purpose entities or off-balance sheet financing arrangements. As of March 31, 2004, our cash commitments, as disclosed in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, have not significantly changed.

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

Since our inception, we have incurred significant net losses, including net losses of $4.0 million for the three months ended March 31, 2004. As a result of ongoing operating losses, we had a cumulative net loss of $60.3 million as of March 31, 2004. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to: expand our manufacturing operations, develop our distribution network, continue to research and develop our products and manufacturing technologies, implement internal systems and infrastructure in conjunction with our growth and hire additional personnel.

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

We need additional financing to execute our business plan and to respond to business contingencies such as the need to enhance our operating infrastructure, respond to competitive pressures and acquire complementary businesses or necessary technologies. In addition to our current capital commitments, substantial further capital expenditures will be required over the next eight to ten months to increase the capacity at our manufacturing facility to our target level of 10 to 14 megawatts for both lines. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.

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

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold over 62,000 solar panels since 1997, none of these panels has been operating more than seven years, and over 50% of them have been operating less than two years. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

If we fail to successfully complete the build-out of our Marlboro manufacturing facility, our business and results of operations would likely be materially impaired. The first of the Marlboro facility’s two manufacturing lines entered service in 2001. The Company expects the second manufacturing line to be completed by the end of 2004. Completing the build-out of this facility to capacity will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of cost overruns, delays, equipment problems and other start-up and operating difficulties. Our manufacturing processes also use custom-built equipment that may not be delivered and installed in our new facility in a timely manner. In addition, this equipment may take longer and cost more to debug than planned and may never operate as designed. We plan to incorporate first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful, which would increase cost, limit capacity, and prevent us from achieving increases in sales. If we experience any of these or similar difficulties, we may be unable to complete the build-out of the facility, our manufacturing capacity could be substantially constrained and our revenues and earnings would likely be materially impaired.

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

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. For the three months ended March 31, 2004, we sold our solar power products to approximately 15 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

From our inception through March 31, 2004, approximately 66% of our product sales have been made to resellers outside North America. Sales in Germany constituted approximately 61% of our total product sales for the three months ended March 31, 2004. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

From our inception through March 31, 2004, our three largest resellers accounted for approximately 57% of our product sales and our 10 largest resellers accounted for approximately 82% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Richard M. Feldt, our Chief Executive Officer, President and a director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 191 employees as of March 31, 2004, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 8% for the three months ended March 31, 2004. As of March 31, 2004, we had one active research contract with the National Renewable Energy Laboratory.

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

As of April 16, 2004, our executive officers, directors and entities affiliated with them controlled 32% of our voting stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

Foreign Currency Exchange Rate Risk

For the three months ended March 31, 2004, all of our product sales into Europe were denominated in Euros, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 61% of total revenues for the three months ended March 31, 2004. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent adverse change in exchange rate would have had a material effect on our consolidated financial position, reducing revenue by approximately 10%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K dated March 3, 2004 regarding a press release regarding its financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: May 12, 2004
/s/ Richard G. Chleboski

Richard G. Chleboski
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)