Form 10-Q
period 2004-06-30
EVERGREEN SOLAR INC
filed 2004-08-13
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2004 there were 47,523,287 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Evergreen Solar, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$4,620	$17,603
Short-term investments	15,720	6,729
Accounts receivable, net of allowance for doubtful accounts of $227 and $208 at December 31, 2003 and June 30, 2004, respectively	983	3,617
Interest receivable	154	61
Inventory	2,019	2,301
Other current assets	543	636

Total current assets	24,039	30,947
Restricted cash	414	414
Fixed assets, net	21,523	22,771

Total assets	$45,976	$54,132

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$905	$2,844
Accrued compensation	425	659
Accrued warranty	426	519
Other accrued expenses	244	521

Total current liabilities	2,000	4,543
Convertible preferred stock
Series A, $.01 par value, 26,227,668 shares authorized; 22,679,125 and 0 issued and outstanding at December 31, 2003 and June 30, 2004, respectively	27,032	—
Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 shares authorized; 15,126,268 and 47,523,287 issued and outstanding at December 31, 2003 and June 30, 2004, respectively	151	475
Additional paid-in capital	73,239	116,488
Deferred compensation	(89)	(34)
Accumulated deficit	(56,330)	(67,295)
Accumulated other comprehensive deficit	(27)	(45)

Total stockholders’ equity	16,944	49,589

Total liabilities, convertible preferred stock and stockholders’ equity	$45,976	$54,132

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenues:
Product revenues	$2,659	$4,541	$3,727	$7,371
Research revenues	508	229	889	491

Total revenues	3,167	4,770	4,616	7,862

Operating expenses:
Cost of product revenues	4,242	9,161	6,907	13,714
Research and development expenses, including costs of research revenues	1,072	995	1,786	1,897
Selling, general and administrative expenses	1,202	1,662	2,521	3,335

Total operating expenses	6,516	11,818	11,214	18,946

Operating loss	(3,349)	(7,048)	(6,598)	(11,084)
Other income	50	46	74	119

Net loss	(3,299)	(7,002)	(6,524)	(10,965)
Dividends and conversion premiums on Series A convertible preferred stock	(12,055)	(2,239)	(12,055)	(2,904)

Net loss attributable to common stockholders	$(15,354)	$(9,241)	$(18,579)	$(13,869)

Net loss per share attributable to common stockholders (basic and diluted)	$(1.35)	$(0.44)	$(1.63)	$(0.76)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,412	20,840	11,411	18,159

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(6,524)	$(10,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,023	1,416
Loss on disposal of fixed assets	—	2,033
Bad debt expense	83	(19)
Amortization of bond premiums	50	219
Compensation expense associated with employee stock options	175	55
Changes in operating assets and liabilites:
Inventory	36	(282)
Other current assets	314	(93)
Interest receivable	(121)	93
Accounts receivable	(230)	(2,615)
Accounts payable	20	1,939
Accrued expenses	57	604

Net cash used in operating activities	(5,117)	(7,615)

Cash flows from investing activities:
Purchases of fixed assets	(2,735)	(4,697)
Restricted cash	50	—
Purchases of investments	(17,211)	(1,000)
Proceeds from sale and maturity of investments	7,251	9,754

Net cash (used in) provided by investing activites	(12,645)	4,057

Cash flows from financing activities:
Proceeds from the issuance of Series A convertible preferred stock, net of offering costs	28,526	—
Proceeds from the issuance of common stock warrant	100	—
Proceeds from issuance of common stock and warrants, net of offering costs	—	18,771
Dividend and conversion premium paid on Series A convertible preferred stock	—	(2,230)

Net cash flow provided by financing activities	28,626	16,541

Net increase in cash and cash equivalents	10,864	12,983
Cash and cash equivalents at beginning of period	1,194	4,620

Cash and cash equivalents at end of period	$12,058	$17,603

Supplemental cash flow information:
Taxes paid	13	13
Non-cash Series A convertible preferred stock dividends earned	367	674
Non-cash conversion of Series A convertible preferred stock to common stock	—	27,704

The accompanying notes are an integral part of these financial statements.

EVERGREEN SOLAR, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2003. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 23, 2004 and as subsequently amended. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003, and the cash flows for the six month periods ended June 30, 2004 and 2003. The balance sheet at December 31, 2003 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2004.

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

The Company applies the accounting provisions of Accounting Principles Board (“APB”) Opinion 25, and related interpretations, as they relate to stock-based compensation and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards, (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company has disclosed herein pro forma net loss using the fair value based method. All stock-based awards to non-employees are accounted for at their fair market value, as calculated using the Black-Scholes model in accordance with SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

Had compensation expense for the Company’s employee stock option plan been determined based on the fair value at the grant dates for options granted under the plan consistent with SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share data):

	Three Month Period Ended				Six Month Period Ended
	June 30, 2003		June 30, 2004		June 30, 2003		June 30, 2004
	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per	Attributable	Per	Attributable	Per
	To Common	Common	To Common	Common	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share	Stockholders	Share	Stockholders	Share
Net loss attributable to common stockholders, as reported	$(15,354)	$(1.35)	$(9,241)	$(0.44)	$(18,579)	$(1.63)	$(13,869)	$(0.76)
Add: Stock-based employee compensation expense included in reported results	69	0.01	24	—	175	0.02	55	—
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(291)	(0.03)	(637)	(0.03)	(578)	(0.05)	(1,282)	(0.07)

Pro forma net loss attributable to common stockholders	$(15,576)	$(1.37)	$(9,854)	$(0.47)	$(18,982)	$(1.66)	$(15,096)	$(0.83)

2. Net Loss per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three and six month periods ended June 30, 2004 and 2003 does not include 10,343,788 and 30,520,239 potential shares of common stock equivalents outstanding at June 30, 2004 and 2003, respectively, as their inclusion would be antidilutive.

3. Inventory

Inventory consisted of the following at December 31, 2003 and June 30, 2004 (in thousands):

	December 31,	June 30,
	2003	2004
Raw materials	$1,318	$1,641
Work-in-process	4	—
Finished goods	697	660

	$2,019	$2,301

4. Fixed Assets

Fixed assets consisted of the following at December 31, 2003 and June 30, 2004 (in thousands):

	Useful	December 31,	June 30,
	Life	2003	2004
Laboratory and manufacturing equipment	3-7 years	$13,542	$13,800
Computer and office equipment	3-7 years	280	383
Leasehold improvements	Lesser of 15 to 20 years or lease term	6,273	7,341
Assets under construction		6,812	6,418

		26,907	27,942
Less: accumulated depreciation		(5,384)	(5,171)

		$21,523	$22,771

During the second quarter of 2004 and as a result of the Company’s successful closing of the Common Stock Private Placement consummated on June 21, 2004, the Company disposed of several pieces of manufacturing equipment in order to replace them with more technologically advanced equipment expected to increase total manufacturing capacity in its Marlboro facility to a target level of 15 megawatts. Equipment with a gross value of $3.7 million was disposed of during the second quarter, for no proceeds, and the Company realized a loss on disposal of $2.0 million. The loss on disposal of fixed assets is included in cost of product revenues. In addition to the equipment disposals, the Company has accelerated the rate of depreciation of some of its other equipment that is expected to be disposed of by the end of the third quarter 2004, resulting in incremental depreciation expense of approximately $133,000 for the three month period ended June 30, 2004, which is also included in cost of product revenues.

5. Guarantor Arrangements

The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Given the Company’s limited operating history, the Company uses historical industry solar panel failure rates as the basis for the accrued warranty costs during the period. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, material usage or service delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known. Since the Company has a limited operating history and its manufacturing process differs from industry standards, its experience may be different from the industry data used as a basis for its estimate. While the Company’s methodology takes into account these uncertainties, adjustments in future periods may be required as its products mature. The following table summarizes the activity regarding the Company’s warranty accrual during the first six months of 2004:

Balance at December 31, 2003	$426,000
Accruals for warranties issued during the period	93,000

Balance at June 30, 2004	$519,000

Indemnification Agreements

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements under certain circumstances may be unlimited. However, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of agreements with parties is minimal as well.

The Company agreed to indemnify, defend and hold harmless each of the purchasers participating in the Company’s Series A Private Placement,their affiliates and their respective officers, directors, agents, employees, subsidiaries, partners, members and controlling persons to the fullest extent permitted by law from and against any and all losses, claims or written threats thereof, damages, expenses (including reasonable fees, disbursements and other charges of counsel) resulting from or arising out of the Company’s breach of any representation or warranty, covenant or agreement in the purchase agreement. The Company believes the estimated fair value of this indemnification agreement is minimal.

The Company agreed to indemnify, defend and hold harmless each of the purchasers participating in the Company’s Common Stock Private Placement, their affiliates and their respective officers, directors, agents, employees, subsidiaries, partners, members and controlling persons to the fullest extent permitted by law from and against any and all losses, claims or written threats thereof, damages, expenses (including reasonable fees, disbursements and other charges of counsel) resulting from or arising out of the Company’s breach of any representation or warranty, covenant or agreement in the purchase agreement. The Company believes the estimated fair value of this indemnification agreement is minimal.

6. Deferred Compensation

Prior to December 31, 2000, the Company recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between the fair market value of the Company’s common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $175,000 and $55,000 for the six months ended June 30, 2003 and 2004, respectively.

7. Segment Information

The Company operates as one operating segment. The following table summarizes the Company’s concentration of total revenue:

	Six months ended
	June 30,
	2003	2004
By geography:
U.S. distributors	19%	29%
U.S. Government (research revenue)	19%	6%
Germany	54%	60%
All other	8%	5%

	100%	100%
By customer:
European distributor #1	45%	42%
European distributor #2	5%	18%
National Renewable Energy Laboratory (research revenue)	10%	5%
All other	40%	35%

	100%	100%

8. Stockholders’ Equity

At June 30, 2004, 7,650,000 shares of common stock were authorized for issuance under the Company’s 2000 Stock Option Plan and 4,823,851 shares were reserved for issuance upon conversion of outstanding warrants issued in the Series A Private Placement and the Common Stock Private Placement.

On May 15, 2003, the Company consummated a private placement transaction with certain investors to raise $29.5 million through the issuance of 26,227,668 shares of Series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of common stock. The proceeds to the Company, net of offering costs of approximately $849,000, were approximately $28.6 million.

In order to satisfy the Company’s existing capital requirements and to fund the continuing capacity expansion of its Marlboro, Massachusetts manufacturing facilities, on June 21, 2004, the Company consummated a $18.8 million private placement financing transaction, net of offering costs of approximately $1.2 million, whereby the Company issued 7,662,835 shares of its common stock, and warrants to purchase up to 2,298,851 shares of its common stock, to certain institutional investors pursuant to a stock and warrant purchase agreement dated June 16, 2004, and a warrant agreement dated June 21, 2004 (“Common Stock Private Placement”). Additionally, in connection with the Common Stock Private Placement, the Company issued a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrants are identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The shares of common stock were sold at a per share price of $2.61, which represented a 10% discount to the $2.90 closing price of shares of the Company’s common stock on the Nasdaq National Market as of the close of business on June 15, 2004. The warrants entitle the holders to purchase up to 2,423,851 shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009. The warrants provide that they may only be exercised with respect to 350,000 shares of common stock in the aggregate prior to approval of the exercisability of the remaining warrants by stockholders of the Company.

On April 21, 2004, the Company’s Board of Directors approved a resolution increasing the number of authorized shares of common stock from 70,000,000 to 100,000,000 and correspondingly increasing the total number of authorized shares of capital stock from 96,227,668 to 127,227,668. The increase in the total number of authorized shares of capital stock is subject to approval by the Company’s shareholders. The Company’s shareholder meeting is scheduled for August 20, 2004.

The Company intends to use the proceeds of the Series A Private Placement as well as the Common Stock Private Placement to execute its business plan and for further capital expenditures required over the next six months to increase the capacity at the Company’s manufacturing facility to its target level of 15 megawatts for both manufacturing lines, an increase from its previous target of 10 to 14 megawatts. In addition to the capacity expansion, the Company intends to use a portion of the proceeds to increase research and development spending on promising next generation technologies and to explore opportunities for further expansion.

Dividend Rights of Series A Convertible Preferred Stock

Shares of Series A convertible preferred stock pay a compounding dividend of 10% per annum, paid quarterly, in cash, or at the Company’s election, to be added to the liquidation preference of the Series A convertible preferred stock on a quarterly basis, which would result in an increase in the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock. On June 21, 2004, holders of all outstanding shares of Series A convertible preferred stock agreed to convert all of their shares of Series A convertible preferred stock into shares of our common stock in connection with the Common Stock Private Placement. During the first quarter of 2004, the Series A preferred stock earned a dividend of approximately $0.7 million, which the Company elected to add to the liquidation preference of the Series A convertible preferred stock.

As an inducement to convert their shares into common stock in connection with the Common Stock Private Placement consummated on June 21, 2004, the remaining Series A preferred shareholders received the dividend earned for the period between April 1, 2004 and June 21, 2004 in cash, which totaled approximately $0.5 million. In addition, the Series A preferred shareholders received a cash conversion premium of 7% of the accreted value of the Series A Preferred Stock as of March 31, 2004, which totaled $1.7 million. Therefore, the total dividend charged recorded by the Company for the six month period ended June 30, 2004 was approximately $2.9 million.

9. Other Comprehensive Income

Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities. For the three months ended June 30, 2004 and 2003, the Company recorded other comprehensive losses of $55,000, which, when added to net loss, results in comprehensive losses of $7.1 million and $3.3 million, respectively. For the six months ended June 30, 2004 and 2003, the Company recorded other comprehensive losses of $18,000 and $61,000, respectively, which, when added to net loss, results in comprehensive losses of $11.0 million and $6.6 million, respectively.

10. Foreign Currency Hedging Transactions

During the second quarter of 2004, the Company entered into foreign currency forward contracts to hedge against potential losses relating to fluctuations in its receivables denominated in Euros. As of June 30, 2004, the Company had forward currency contracts with a notional amount of approximately $3.4 million. The Company seeks to manage its foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. The Company recognized a loss of approximately $1,000 in the three months ended June 30, 2004 in connection with the marking to market of these forward contracts.

11. Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share.” This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities). The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. This issue is effective for fiscal periods beginning after March 31, 2004. The Company has incurred losses for the three and six month periods ended June 30, 2004 and 2003 and as its Series A preferred shares do not have a contractual obligation to share in the losses of the Company, EITF 03-6 has no effect on its reported earnings per share.

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

We made significant progress on our capital expansion program aimed at roughly quadrupling our production capacity by adding a second manufacturing line, which we expect to be completed by the end of 2004. During the first half of 2004, our product sales were constrained by our manufacturing capacity despite the fact that by June 2004, we had more than doubled our manufacturing capacity over 2003. The factory now has an installed capacity of 7 MW (megawatts, or million watts) per year, up from the 3 MW capacity of Line 1 and has operated at a run rate of about 6 MW per year. Since product revenue has been capacity limited, the planned expansion should enable significant revenue growth during the second half of 2004 and should also improve our product gross margins during the second half of 2004. We have already begun to realize significant revenue growth in the first half of 2004 resulting from the expansion that has been completed thus far. Specifically, our product revenues for the six months ended June 30, 2004 represent a 98% increase over our revenues from the same period of the previous fiscal year. In addition, our recent common stock and warrant financing consummated on June 21, 2004 (the “Common Stock Private Placement”) provided us with the capital to further expand the Marlboro manufacturing facility to a target of 15 megawatts, an increase from the previous target of 10-14 megawatts. A portion of the proceeds from the Common Stock Private Placement will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities.

Implementation of our dual-ribbon growth technology, increased production volume, adding key positions to staff across the organization, expanding and establishing key customer relationships, and consummating the Common Stock Private Placement were the key factors in determining our performance. We continue to demonstrate our dual-ribbon growth technology (pulling two string ribbons out of one furnace) on an increasing production basis, which we expect to substantially lower the manufacturing cost of growing silicon wafers and roughly double the capacity of one string ribbon furnace. We expect the new crystal growth furnaces that will be installed throughout 2004 will all be dual-ribbon growth furnaces. As of June 30, 2004, we had about 120 crystal growth furnaces in production, 30 of which were new, second generation dual-ribbon growth furnaces. We added several key staff in sales, administration, manufacturing and research and development to better position ourselves for the anticipated continued growth of the company. Most notably, we hired Richard M. Feldt as our new President and CEO in December 2003.

Financing Transaction

In order to satisfy the our existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facilities, on June 21, 2004, we consummated a $18.8 million private placement financing transaction, net of offering costs of approximately $1.2 million, whereby we issued 7,662,835 shares of our common stock, and warrants to purchase up to 2,298,851 shares of our common stock, to certain institutional investors pursuant to a stock and warrant purchase agreement dated June 16, 2004, and a warrant agreement dated June 21, 2004. Additionally, in connection with the Common Stock Private Placement, we issued a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant is identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The shares of common stock were sold at a per share price of $2.61, which represented a 10% discount to the $2.90 closing price of shares of our common stock on the Nasdaq National Market as of the close of business on June 15, 2004. The warrants entitle the holders to shares of our common stock at an exercise price of $3.335. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009. The warrants provide that they may only be exercised with respect to 350,000 shares of common stock in the aggregate prior to approval of the exercisability of the remaining warrants by our stockholders.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our planned manufacturing capacity expansion to our target level of 15 megawatts for both lines and to fund our operating expenditures over the next twelve months. We will need to raise additional capital in order to further enhance our operating infrastructure and to further increase capacity through the construction of a second manufacturing facility. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

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

Inventory

Inventory is valued at the lower of cost or market. Certain factors may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. Given our current production levels and the market value of our products, we currently sell our finished goods inventory at prices that are below the sum of our fixed and variable costs per unit. Accordingly, we write down our finished goods inventory to realizable value equal to the difference between the cost of inventory and the estimated market value. In addition, estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We treat lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, the affects of favorable changes in market conditions are not considered in our evaluation of previously established obsolescence reserves in subsequent periods.

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

Derivative Financial Instruments and Hedging Activities

During the second quarter of 2004, we entered into foreign currency forward contracts to hedge against potential losses relating to fluctuations in its receivables denominated in Euros. As of June 30, 2004, we had forward currency contracts with a notional amount of approximately $3.4 million. We seek to manage our foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. We recognized a loss of approximately $1,000 in the three months ended June 30, 2004 in connection with the marking to market of these forward contracts.

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

Other income. Other income consists of net interest income primarily from interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any bond premium amortization, and foreign currency translation gains and losses.

Dividends on preferred stock. On May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12 to several purchasers. Outstanding shares of Series A convertible preferred stock paid compounding dividend of 10% per annum, paid quarterly, in cash, or at our election to be added to the liquidation preference of the Series A convertible preferred stock on a quarterly basis, which would result in an increase in the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock. On June 21, 2004, holders of all outstanding shares of Series A convertible preferred stock agreed to convert all of their shares of Series A convertible preferred stock into shares of our common stock in connection with the Common Stock Private Placement. During the first quarter of 2004, the Series A preferred stock earned a dividend of approximately $0.7 million, which the Company elected to add to the liquidation preference of the Series A convertible preferred stock.

As an inducement to convert their shares into common stock in connection with the Common Stock Private Placement consummated on June 21, 2004, the remaining Series A preferred shareholders received the dividend earned for the period between April 1, 2004 and June 21, 2004 in cash, which totaled approximately $0.5 million. In addition, the Series A preferred shareholders received a cash conversion premium of 7% of the accreted value of the Series A Preferred Stock as of March 31, 2004, which totaled $1.7 million. Therefore, the total dividend charged recorded by the Company for the six month period ended June 30, 2004 was approximately $2.9 million.

Net loss attributable to common stockholders. Net loss attributable to common stockholders consists of net losses and dividends earned by the Series A convertible preferred stockholders.

Other comprehensive income (loss). Our other comprehensive income consists of net unrealized gains and losses on marketable securities.

Comparison of Three Months Ended June 30, 2004 and 2003

Revenues. Our product revenues for the three months ended June 30, 2004 were $4.5 million, an increase of $1.8 million, or 71%, from $2.7 million for the same period in 2003. The increase in product revenues was due to the increased production capacity of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the three months ended June 30, 2004 were $229,000, a decrease of $279,000, or 55%, from $508,000 for the same period in 2003. Research revenue decreased during the second quarter of 2004 as we had only one active research contract during the period ended June 30, 2004 versus two active contracts during the same period in 2003.

Product revenues represented 95% of total revenues for the three-month period ended June 30, 2004 and 84% of total revenues for the three-month period ended June 30, 2003. The share of total revenues represented by product revenues in the first quarter of 2004 increased from previous quarters due to an increase in product revenues from increased production capacity and a decrease in research revenues. International product sales accounted for approximately 67% of total revenues for the three-month period ended June 30, 2004, and 67% for the three-month period ended June 30, 2003. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

The following table summarizes our concentration of total revenue:

	Three months ended
	June 30,
	2003	2004
By geography:
U.S. distributors	17%	28%
U.S. Government (research revenue)	16%	5%
Germany	60%	63%
All other	7%	4%

	100%	100%
By customer:
European distributor #1	50%	46%
European distributor #2	7%	17%
All other	43%	37%

	100%	100%

Cost of product revenues. Our cost of product revenues for the three months ended June 30, 2004 was $9.2 million, an increase of $5.0 million, or 116%, from $4.2 million for the same period in 2003. Most of the increase was due to a loss on disposal of fixed assets and an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the three months ended June 30, 2004 was -102% versus -60% for the same period in 2003. Product gross margin decreased due primarily to losses realized upon disposal of fixed assets, offset by improvements in yield and efficiency associated with the scale-up of our second manufacturing line and increased sales volume. During the second quarter of 2004 and as a result of the Company’s successful closing of the Common Stock Private Placement consummated on June 21, 2004, the Company disposed of several pieces of manufacturing equipment in order to replace them with more technologically advanced equipment expected to increase total manufacturing capacity in its Marlboro facility to a target level of 15 megawatts. Equipment with a gross value of $3.7 million was disposed of during the second quarter, for no proceeds, and the Company realized a loss on disposal of $2.0 million. The loss on disposal of fixed assets is included in cost of product revenues. In addition to the equipment disposals, the Company has accelerated the rate of depreciation of some of its other equipment that is expected to be disposed of by the end of the third quarter 2004, resulting in incremental depreciation expense of approximately $133,000 for the three month period ended June 30, 2004, which is also included in cost of product revenue. Due to the relatively large component of fixed costs, product gross margins will still be highly dependent on sales volumes. We do not expect substantial improvements in product gross margin until we realize production capacity increases associated with the ramp up of our second manufacturing line, expected by the end of 2004.

Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the three months ended June 30, 2004 were $995,000, a decrease of $77,000, or 7%, from $1.1 million for the same period in 2003. The decrease was due mainly to reduced costs incurred as a result of engaging in only one active government research contract during the three months ended June 30, 2004 compared to two active contracts engaged in during the same period in 2003.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended June 30, 2004 were $1.7 million, an increase of $460,000, or 38%, from $1.2 million for the same period in 2003. The increase was primarily due to increased legal and accounting costs, increased compensation costs associated with added personnel and increased costs associated with sales and marketing initiatives. As a result of the shorter timelines imposed upon us for complying with various aspects of the Sarbanes-Oxley Act, most notably Section 404 regarding reporting on internal controls, we expect that activities undertaken in response to the Act in this shorter timeline will substantially increase our administrative costs for the foreseeable future.

Stock-based compensation expense, related to the issuance of stock options to employees. The amortization of total cumulative deferred compensation of approximately $1.3 million recorded prior to December 31, 2000, representing the difference between the estimated fair market value of the common stock and the exercise price of the option at the grant date resulted in charges to operations of $24,000 and $69,000 for the three month periods ended June 30, 2004 and 2003, respectively.

Other income. Our other income for the three months ended June 30, 2004 was $46,000, a decrease of $4,000, or 8%, from $50,000 for the same period in 2003. The decrease in other income was primarily due to a decrease in net interest income resulting from lower cash and investment balances compared to the prior year.

Net loss attributable to common stockholders. Net loss attributable to common stockholders was $9.2 million and $15.4 million for the period ended June 30, 2004 and June 30, 2003, respectively. The decrease in net loss attributable to common stockholders was due to the dividend and other charges associated with the Series A convertible preferred stock partially offset by an increase in our overall operating losses.

Comparison of Six Months Ended June 30, 2004 and 2003

Revenues. Our product revenues for the six months ended June 30, 2004 were $7.4 million, an increase of $3.7 million, or 98%, from $3.7 million for the same period in 2003. The increase in product revenues was due to the increased production capacity of our new manufacturing facility in Marlboro, Massachusetts, and our increased marketing and sales activities. Research revenues for the six months ended June 30, 2004 were $491,000, a decrease of $398,000, or 45%, from $889,000 for the same period in 2003. Research revenue decreased during the six months ended June 30, 2004, as a result of our engaging in only one active research contract during the period as compared to the two active research contracts we engaged in during the same period in 2003.

Product revenues represented 94% of total revenues for the six-month period ended June 30, 2004 and 81% of total revenues for the six-month period ended June 30, 2003. The share of total revenues represented by product revenues in the second quarter of 2004 increased from previous quarters due to an increase in product revenues from increased production capacity and a decrease in research revenues. International product sales accounted for approximately 65% of total revenues for the six-month period ended June 30, 2004, and 62% for the six-month period ended June 30, 2003. The increased share of total revenues represented by international product sales for the six-month period ended June 30, 2004 resulted from an expanded focus on international sales channels. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

The following table summarizes our concentration of total revenue:

	Six months ended
	June 30,
	2003	2004
By geography:
U.S. distributors	19%	29%
U.S. Government (research revenue)	19%	6%
Germany	54%	60%
All other	8%	5%

	100%	100%
By customer:
European distributor #1	45%	42%
European distributor #2	5%	18%
National Renewable Energy Laboratory (research revenue)	10%	5%
All other	40%	35%

	100%	100%

Cost of product revenues. Our cost of product revenues for the six months ended June 30, 2004 was $13.7 million, an increase of $6.8 million, or 99%, from $6.9 million for the same period in 2003. Most of the increase was due to a loss on disposal of fixed assets and an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the six months ended June 30, 2004 was -86% versus -85% for the same period in 2003. Product gross margin decreased due primarily to losses realized upon disposal of fixed assets, offset by improvements in yield and efficiency associated with the scale-up of our second manufacturing line and increased sales volume. During the second quarter of 2004 and as a result of the Company’s successful closing of the Common Stock Private Placement consummated on June 21, 2004, the Company disposed of several pieces of manufacturing equipment in order to replace them with more technologically advanced equipment expected to increase total manufacturing capacity in its Marlboro facility to a target level of 15 megawatts. Equipment with a gross value of $3.7 million was disposed of during the second quarter, for no proceeds, and the Company realized a loss on disposal of $2.0 million. The loss on disposal of fixed assets is included in cost of product revenues. In addition to the equipment disposals, the Company has accelerated the rate of depreciation of some of its other equipment that is expected to be disposed of by the end of the third quarter 2004, resulting in incremental depreciation expense of approximately $133,000 for the six month period ended June 30, 2004, which is also included in cost of product revenues. We do not expect substantial improvements in product gross margin until we realize production capacity increases associated with the ramp up of our second manufacturing line, expected by the end of 2004.

Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the six months ended June 30, 2004 were $1.9 million, an increase of $111,000, or 6%, from $1.8 million for the same period in 2003. The increase was due mainly to increased activity on internal research and development programs.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the six months ended June 30, 2004 were $3.3 million, an increase of $814,000, or 32%, from $2.5 million for the same period in 2003. The increase was primarily due to increased legal and accounting costs associated with increased compensation costs associated with added personnel and increased costs associated with sales and marketing initiatives. As a result of the shorter timelines imposed upon us for complying with various aspects of the Sarbanes-Oxley Act, most notably Section 404 regarding reporting on internal controls, we expect that activities undertaken in response to the Act in this shorter timeline will substantially increase our administrative costs for the foreseeable future.

Stock-based compensation expense, related to the issuance of stock options to employees. The amortization of total cumulative deferred compensation of approximately $1.3 million recorded prior to December 31, 2000, representing the difference between the estimated fair market value of the common stock and the exercise price of the option at the grant date resulted in charges to operations of $55,000 and $175,000 for the six month periods ended June 30, 2004 and 2003, respectively.

Other income. Our other income for the six months ended June 30, 2004 was $119,000, an increase of $45,000, or 61%, from $74,000 for the same period in 2003. The increase in other income was primarily due to an increase in net interest income resulting from higher cash and investment balances compared to the prior year.

Net loss attributable to common stockholders. Net loss attributable to common stockholders was $13.9 million and $18.6 million for the six month period ended June 30, 2004 and June 30, 2003, respectively. The decrease in net loss attributable to common stockholders was due to the dividend and other charges associated with the Series A convertible preferred stock partially offset by an increase in our overall operating losses.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditures requirements primarily through sales of our capital stock and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At June 30, 2004, we had working capital of $26.4 million, including cash, cash equivalents and short-term investments of $24.3 million.

Net cash used in operating activities was $7.6 million for the six months ended June 30, 2004, as compared to $5.1 million for the six months ended June 30, 2003. The increase in net cash used in operating activities was primarily due to an increase in our operating loss and accounts associated with an increase in sales volume towards the end of the quarter. For the second quarter in 2004, Days Sales Outstanding (DSO) was approximately 68 days, versus approximately 59 days as of March 31, 2004. The increase in DSO was due mainly to increased sales volume towards the later part of the second quarter of 2004. Product sales to customers can fluctuate month-to-month, and depending on when sales occur during the quarter, DSO can fluctuate significantly quarter-to-quarter. In general, we anticipate DSO in excess of 60 days during 2004.

Net cash provided by investing activities was $4.1 million for the six months ended June 30, 2004, as compared to net cash used of $12.6 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, net cash was provided by maturing and selling short-term investments as required to fund operations and purchases of equipment associated with the build-out of the second manufacturing line at our Marlboro manufacturing plant, offset by purchases of corporate paper, corporate bonds and United States government-backed obligations with contractual maturities typically less than one year and purchases of equipment.

Net cash provided by financing activities was $16.5 million for the six months ended June 30, 2004, as compared to $28.6 million for the six months ended June 30, 2003. The cash provided by financing activities during the six months ended June 30, 2004 represents net proceeds from common stock issued in conjunction with the Common Stock Private Placement, offset by dividends and conversion premiums paid to the Series A convertible preferred shareholders. The cash provided by financing activities during the six months ended June 30, 2003 represents net proceeds from the shares of Series A convertible preferred stock and the warrant issued in conjunction with the Series A convertible preferred stock and warrant financing consummated on May 15, 2003.

Capital expenditures were $4.7 million for the six months ended June 30, 2004, as compared to $2.7 million for the six months ended June 30, 2003. Capital expenditures for the six months ended June 30, 2004 were primarily for equipment needed for our manufacturing facility. As of June 30, 2004, our outstanding commitments for capital expenditures were approximately $2.4 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our manufacturing facility. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We have purchased certain equipment that is planned for the second manufacturing line. We expect to complete the addition of the second manufacturing line by the end of 2004. We will continue to fund our current capital commitments primarily with the proceeds from our Series A convertible preferred stock and warrant financing which closed on May 15, 2003 as well as from our common stock and warrant private placement financing which closed on June 21, 2004. In addition to the current capital commitments, substantial further capital expenditures will be required over the next eight to ten months to increase the capacity at our manufacturing facility to our target level of 15 megawatts for both lines. We expect improvements to our manufacturing lines will be completed in 2005.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our planned manufacturing capacity expansion to our target level of 15 megawatts for both lines and to fund our operating expenditures over the next twelve months. We will need to raise additional capital in order to further enhance our operating infrastructure and to further increase capacity through the build out a second manufacturing facility. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

We do not have any special purpose entities or off-balance sheet financing arrangements. As of June 30, 2004, our cash commitments, as disclosed in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, have not significantly changed.

There have been no material changes since December 31, 2003 to our contractual obligations reported in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

Since our inception, we have incurred significant net losses, including net losses of $11.0 million for the six months ended June 30, 2004. As a result of ongoing operating losses, we had a cumulative net loss of $67.3 million as of June 30, 2004. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to: expand our manufacturing operations, develop our distribution network, continue to research and develop our products and manufacturing technologies, implement internal systems and infrastructure in conjunction with our growth and hire additional personnel.

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

In order to satisfy our existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facilities, on June 21, 2004, we consummated a $20 million private placement financing transaction whereby we issued 7,662,835 shares of our common stock and warrants to purchase up to 2,298,851 shares of our common stock to certain institutional investors pursuant to a stock and warrant purchase agreement dated June 16, 2004, and a warrant agreement dated June 21, 2004 (the “Common Stock Private Placement”). Additionally, in connection with the Common Stock Private Placement we issued a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group LLC’s services as the placement agent for the Common Stock Private Placement transaction.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our planned manufacturing capacity expansion to our target level of 15 megawatts for both lines prior to the end of 2004 and to fund our operating expenditures over the next twelve months. We will need to raise additional capital in order to further enhance our operating infrastructure and to further increase capacity through the build out a second manufacturing facility. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

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

Because we depend on single and sole source suppliers for a number of specialized materials, including silicon, necessary to manufacture our solar power products, we are susceptible to supplier and industry-wide supply shortages that could adversely affect our ability to meet existing and future customer demand for our products and cause us to make fewer shipments, generate lower than anticipated revenues, and manufacture our products at higher than expected costs.

We have single and sole source suppliers for a number of specialized materials necessary to manufacture our solar power products which makes us susceptible to quality issues, shortages, and price changes for these materials. Specifically, our supplier of the silicon we use in the manufacture of our solar power products is also a supplier to the semi-conductor industry which has significantly greater buying power and market influence than we have or that anyone else in the solar power industry has. As a result, an increase in the demand for silicon from the semi-conductor industry may lead us to encounter shortages or delays in obtaining the specialized silicon to be used in the manufacture of our solar power products which could result in customer dissatisfaction and decreased revenues. In addition, our silicon supplier may enter into exclusive arrangements with our competitors, stop selling silicon to us at commercially reasonable prices or refuse to sell silicon to us at any price, which could harm our results of operations. We acquire silicon from our supplier through purchase orders and we have no long-term commitments regarding supply or price from this supplier.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold over 75,000 solar panels since 1997, none of these panels has been operating more than seven years, and over 50% of them have been operating less than two years. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

If we fail to successfully complete the build-out of our Marlboro manufacturing facility, our business and results of operations would likely be materially impaired. The first of the Marlboro facility’s two manufacturing lines entered service in 2001. The Company expects the second manufacturing line to be completed by the end of 2004, and improvements to the manufacturing equipment in order to increase the total capacity of the manufacturing facility to a target level of 15 megawatts will be completed by mid-2005. Completing the build-out of this facility to capacity will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of cost overruns, delays, equipment problems and other start-up and operating difficulties. Our manufacturing processes also use custom-built equipment that may not be delivered and installed in our new facility in a timely manner. In addition, this equipment may take longer and cost more to debug than planned and may never operate as designed. We plan to incorporate first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful, which would increase cost, limit capacity, and prevent us from achieving increases in sales. If we experience any of these or similar difficulties, we may be unable to complete the build-out of the facility, our manufacturing capacity could be substantially constrained and our revenues and earnings would likely be materially impaired.

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

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. For the six months ended June 30, 2004, we sold our solar power products to approximately 30 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

From our inception through June 30, 2004, approximately 66% of our product sales have been made to resellers outside North America. Sales in Germany constituted approximately 64% of our total product sales for the six months ended June 30, 2004. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

•	difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

•	inability to obtain intellectual property protection;

•	encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries;

•	difficulty of enforcing revenue collection internationally; and

•	our continued ability to sell our products in the German market.

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

From our inception through June 30, 2004, our three largest resellers accounted for approximately 60% of our product sales and our 10 largest resellers accounted for approximately 83% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Richard M. Feldt, our Chief Executive Officer, President and a director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 224 employees as of June 30, 2004, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 5% for the three months ended June 30, 2004. As of June 30, 2004, we had one active research contract with the National Renewable Energy Laboratory.

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

Risks Associated With the Market for Our Common Stock

Our officers and directors control approximately 38% of our voting stock and may be able to significantly influence corporate actions.

As of June 30, 2004, our executive officers, directors and entities affiliated with them controlled approximately 38% of our voting stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

The market price of our common stock could decline as a result of the resale of the shares of common stock issued in the Common Stock Private Placement and the shares of common stock issued upon conversion of all of the outstanding shares of Series A convertible preferred stock which were converted in connection with the consummation of the Common Stock Private Placement or the perception that these sales could occur. Additionally, we may need to sell additional shares of Common Stock in the future in either private or public transactions in order to satisfy our financing requirements and we do not know whether we will be able to sell additional shares of our Common Stock on terms favorable to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations. Interest income earned on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. For these reasons, a hypothetical 100-basis point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Risk

For the six months ended June 30, 2004, all of our product sales into Europe were denominated in Euros, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 64% of total revenues for the six months ended June 30, 2004. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent adverse change in exchange rate would have had a material effect on our consolidated financial position, reducing revenue by approximately 7%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.

We seek to manage our foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. As of June 30, 2004, the Company had forward currency contracts with a notional amount of approximately $3.4 million. The Company seeks to manage its foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. The Company recognized a loss of approximately $1,000 in the three months ended June 30, 2004 in connection with the marking to market of these forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act of 1934 (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations Inherent in all Controls.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, recognize that our disclosure controls and our internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 21, 2004, we consummated a $20 million private placement financing transaction whereby we issued 7,662,835 shares of our common stock and warrants to purchase up to 2,298,851 shares of our common stock to certain institutional investors pursuant to a stock and warrant purchase agreement dated June 16, 2004 and a warrant agreement dated June 21, 2004. Additionally, in connection with such transaction, we issued a warrant to purchase 125,000 shares of our common stock to CRT Capital Group, as compensation for CRT Capital Group LLC’s services as the placement agent for the transaction, the terms and conditions of which are set forth in a warrant agreement dated June 21, 2004 between the Company and CRT Capital Group LLC. The terms of the warrant issued to CRT Capital Group LLC and the warrant agreement between the Company and CRT Capital Group LLC are identical to the terms of the warrants issued to, and the warrant agreement with, the investors participating in the transaction and references herein to the “warrants” and “warrant agreements” shall be read to include the warrant issued to CRT Capital Group LLC and the warrant agreement between the Company and CRT Capital Group LLC, respectively.

The shares of common stock were sold at a per share price of $2.61, which represented a 10% discount to the $2.90 closing price of shares of our common stock on the Nasdaq National Market as of the close of business on June 15, 2004 (the “Closing Price”). The warrants entitle the holders thereof to purchase up to 2,423,851 shares of our common stock at an exercise price of $3.335, which represented a 15% premium to the Closing Price. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009. The exercise price may be payable in cash, or by means of an exchange of shares of common stock issuable upon exercise of the warrants, a so-called “cashless exercise”, in the event that the Company fails to maintain an effective registration statement with respect to the shares of common stock issuable upon exercise of the warrant pursuant to the terms and conditions of the registration rights agreement dated as of June 21, 2004 that the Company entered into with the purchasers in connection with the transaction. The warrant agreements provide that the warrants may only be exercised with respect to 350,000 shares of common stock in the aggregate prior to approval of the exercisability of the remaining warrants by stockholders of the Company. As an inducement to the purchasers to participate in the transaction, the Company agreed in the stock and warrant purchase agreement to use its best efforts to obtain stockholder approval of the exercisability in full of the warrants and the issuance of the shares of common stock upon exercise of the warrants. Additionally, the Company agreed that if it were not successful in obtaining stockholder approval at its annual meeting of stockholders, the Company would cause additional stockholder meetings to be duly called and held every six months thereafter until such approval is obtained. The shares of common stock and the warrants to purchase common stock were issued to accredited investors in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and rule 506 of Regulation D as an issuer transaction not involving a public offering.

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

(b) Reports on Form 8-K:

During the quarter ended June 30, 2004, the Company filed a Current Report on Form 8-K dated May 4, 2004 furnishing information under Item 12 regarding a press release regarding its financial results for the quarter ended March 31, 2004, dated June 16, 2004 furnishing information under Item 5 regarding the announcement of its common stock and warrant private placement financing, and June 22, 2004 furnishing information under Item 5 regarding documents for the common stock and warrant private placement financing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: August 13, 2004
/s/ Richard G. Chleboski

Richard G. Chleboski
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)