Form 10-Q
period 2004-09-30
EVERGREEN SOLAR INC
filed 2004-11-12
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 29, 2004 there were 47,532,582 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Evergreen Solar, Inc.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31,	September 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$4,620	$8,514
Short-term investments	15,720	8,102
Accounts receivable, net of allowance for doubtful accounts of $227 and $78 at December 31, 2003 and September 30, 2004, respectively	983	4,429
Interest receivable	154	159
Inventory	2,019	3,276
Other current assets	543	791

Total current assets	24,039	25,271
Restricted cash	414	414
Fixed assets, net	21,523	24,640

Total assets	$45,976	$50,325

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$905	$1,839
Short term borrowings	—	1,500
Accrued compensation	425	750
Accrued warranty	426	589
Other accrued expenses	244	439

Total current liabilities	2,000	5,117
Convertible preferred stock
Series A, $.01 par value, 26,227,668 shares authorized; 22,679,125 and 0 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	27,032	—
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,126,268 and 47,532,582 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	151	475
Additional paid-in capital	73,239	116,684
Deferred compensation	(89)	(22)
Accumulated deficit	(56,330)	(71,902)
Accumulated other comprehensive deficit	(27)	(27)

Total stockholders’ equity	16,944	45,208

Total liabilities, convertible preferred stock and stockholders’ equity	$45,976	$50,325

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenues:
Product revenues	$2,642	$5,604	$6,368	$12,975
Research revenues	463	369	1,352	861

Total revenues	3,105	5,973	7,720	13,836

Operating expenses:
Cost of product revenues	4,061	7,230	10,969	20,945
Research and development expenses, including costs of research revenues	1,087	1,335	2,872	3,233
Selling, general and administrative expenses	1,301	2,126	3,821	5,460

Total operating expenses	6,449	10,691	17,662	29,638

Operating loss	(3,344)	(4,718)	(9,942)	(15,802)
Other income, net	83	111	157	230

Net loss	(3,261)	(4,607)	(9,785)	(15,572)
Dividends and conversion premiums on Series A convertible preferred stock	(747)	—	(12,802)	(2,904)

Net loss attributable to common stockholders	$(4,008)	$(4,607)	$(22,587)	$(18,476)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.35)	$(0.10)	$(1.97)	$(0.66)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,497	47,523	11,440	28,187

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(9,785)	$(15,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,544	2,579
Loss on disposal of fixed assets	—	1,985
Bad debt expense	114	41
Amortization of bond premiums	216	280
Compensation expense associated with stock options	244	67
Changes in operating assets and liabilities:
Inventory	249	(1,257)
Other current assets	401	(61)
Interest receivable	(238)	(5)
Accounts receivable	358	(3,487)
Accounts payable	414	934
Accrued expenses	75	683

Net cash used in operating activities	(6,408)	(13,813)

Cash flows from investing activities:
Purchases of fixed assets	(5,994)	(7,681)
Restricted cash	50	—
Purchases of investments	(22,201)	(2,418)
Proceeds from sale and maturity of investments	8,700	9,754

Net cash used in investing activities	(19,445)	(345)

Cash flows from financing activities:
Proceeds from the issuance of Series A convertible preferred stock, net of offering costs	28,526	—
Proceeds from the issuance of common stock warrant	100	—
Proceeds from issuance of common stock and warrants, net of offering costs	—	18,771
Dividend and conversion premium paid on Series A convertible preferred stock	—	(2,230)
Increase in short-term borrowings	—	1,500
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	10	11

Net cash flow provided by financing activities	28,636	18,052

Net increase in cash and cash equivalents	2,783	3,894
Cash and cash equivalents at beginning of period	1,194	4,620

Cash and cash equivalents at end of period	$3,977	$8,514

Supplemental cash flow information:
Non-cash Series A convertible preferred stock dividends earned	1,114	674
Non-cash conversion of Series A convertible preferred stock to common stock	257	27,704
Issuance of common stock warrant to Silicon Valley Bank	—	187

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2003. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 23, 2004 and as subsequently amended. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003, and the cash flows for the nine month periods ended September 30, 2004 and 2003. The balance sheet at December 31, 2003 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2004.

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

Had compensation expense for the Company’s employee stock option plan been determined based on the fair value at the grant dates for options granted under the plan consistent with SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share data):

	Three Month Period Ended				Nine Month Period Ended
	September 30, 2003		September 30, 2004		September 30, 2003		September 30, 2004
	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per	Attributable	Per	Attributable	Per
	To Common	Common	To Common	Common	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share	Stockholders	Share	Stockholders	Share
Net loss attributable to common stockholders, as reported	$(4,008)	$(0.35)	$(4,607)	$(0.10)	$(22,587)	$(1.97)	$(18,476)	$(0.66)
Add: Stock-based employee compensation expense included in reported results	69	0.01	12	—	244	0.02	67	—
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(289)	(0.03)	(501)	(0.01)	(857)	(0.07)	(1,783)	(0.06)

Pro forma net loss attributable to common stockholders	$(4,228)	$(0.37)	$(5,096)	$(0.11)	$(23,200)	$(2.02)	$(20,192)	$(0.72)

2. Net Loss per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three and nine month periods ended September 30, 2004 and 2003 does not include

10,621,004 and 30,042,944 potential shares of common stock equivalents outstanding at September 30, 2004 and 2003, respectively, as their inclusion would be anti-dilutive.

3. Inventory

Inventory consisted of the following at December 31, 2003 and September 30, 2004 (in thousands):

	December 31,	September 30,
	2003	2004
Raw materials	$1,318	$2,278
Work-in-process	4	—
Finished goods	697	998

	$2,019	$3,276

4. Fixed Assets

Fixed assets consisted of the following at December 31, 2003 and September 30, 2004 (in thousands):

	Useful	December 31,	September 30,
	Life	2003	2004
Laboratory and manufacturing equipment	3-7 years	$13,542	$17,691
Computer and office equipment	3-7 years	280	409
Leasehold improvements	Lesser of 15 to 20 years or lease term	6,273	7,341
Assets under construction		6,812	4,741

		26,907	30,182
Less: accumulated depreciation		(5,384)	(5,542)

		$21,523	$24,640

During the second quarter of 2004 and as a result of the Company’s successful closing of the Common Stock Private Placement consummated on June 21, 2004, the Company disposed of several pieces of manufacturing equipment in order to replace them with more technologically advanced equipment expected to increase total manufacturing capacity in its Marlboro facility to a target level of 15 megawatts. Equipment with a gross value of $3.7 million was disposed of during the second quarter, for no proceeds, and the Company realized a loss on disposal of $2.0 million. The loss on disposal of fixed assets is included in cost of product revenues. In addition to the equipment disposals, the Company had accelerated the rate of depreciation of some of its other equipment in the second quarter of 2004 that was disposed at the end of the third quarter 2004, resulting in incremental depreciation expense of approximately $133,000 for the three month period ended June 30, 2004, and $400,000 for the three month period ended September 30, 2004, which is also included in cost of product revenues.

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

	2003	2004
Balance at January 1	$326,000	$426,000
Accruals for warranties issued during the period	84,000	163,000

Balance at September 30	$410,000	$589,000

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

The Company agreed to indemnify, defend and hold harmless each of the purchasers participating in the Company’s Series A Private Placement, their affiliates and their respective officers, directors, agents, employees, subsidiaries, partners, members and controlling persons to the fullest extent permitted by law from and against any and all losses, claims or written threats thereof, damages, expenses (including reasonable fees, disbursements and other charges of counsel) resulting from or arising out of the Company’s breach of any representation or warranty, covenant or agreement in the purchase agreement. The Company believes the estimated fair value of this indemnification agreement is minimal.

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

6. Deferred Compensation

Prior to December 31, 2000, the Company recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between the fair market value of the Company’s common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $207,000 and $67,000 for the nine months ended September 30, 2003 and 2004, respectively.

7. Segment Information

The Company operates as one operating segment. The following table summarizes the Company’s concentration of total revenue:

	Nine months ended
	September 30,
	2003	2004
By geography:
U.S. distributors	22%	26%
U.S. Government (research revenue)	18%	6%
Germany	56%	66%
All other	4%	2%

	100%	100%

By customer:
European distributor #1	40%	43%
European distributor #2	10%	21%
National Renewable Energy Laboratory (research revenue)	9%	6%
All other	41%	30%

	100%	100%

8. Stockholders’ Equity

At September 30, 2004, 7,650,000 shares of common stock were authorized for issuance under the Company’s 2000 Stock Option Plan and 4,823,851 shares were reserved for issuance upon conversion of outstanding warrants issued in the Series A Private Placement and the Common Stock Private Placement.

On May 15, 2003, the Company consummated a private placement transaction with certain investors to raise $29.5 million through the issuance of 26,227,668 shares of Series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of common stock. The proceeds to the Company, net of offering costs of approximately $849,000, were approximately $28.6 million.

In order to satisfy the Company’s existing capital requirements and to fund the continuing capacity expansion of its Marlboro, Massachusetts manufacturing facilities, on June 21, 2004, the Company consummated a $18.8 million private placement financing transaction, net of offering costs of approximately $1.2 million, whereby the Company issued 7,662,835 shares of its common stock, and warrants to purchase up to 2,298,851 shares of its common stock, to certain institutional investors pursuant to a stock and warrant purchase agreement dated June 16, 2004, and a warrant agreement dated June 21, 2004 (“Common Stock Private Placement”). Additionally, in connection with the Common Stock Private Placement, the Company issued a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant is identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The shares of common stock were sold at a per share price of $2.61, which represented a 10% discount to the $2.90 closing price of shares of the Company’s common stock on the Nasdaq National Market as of the close of business on June 15, 2004. The warrants entitle the holders to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009. The warrants provide that they may only be exercised with respect to 350,000 shares of common stock in the aggregate prior to approval of the exercisability of the remaining warrants by stockholders of the Company.

On April 21, 2004, the Company’s Board of Directors approved a resolution increasing the number of authorized shares of common stock from 70,000,000 to 100,000,000 and correspondingly increasing the total number of authorized shares of capital stock from 96,227,668 to 127,227,668.

The Company’s shareholder meeting was subsequently held on August 20, 2004. At this meeting, the shareholders approved a resolution increasing the number of authorized shares of common stock from 70,000,000 to 100,000,000 and correspondingly increasing the total number of authorized shares of capital stock from 96,227,668 to 127,227,668.

The Company used the proceeds of the Series A Private Placement and intends to use the proceeds of the Common Stock Private Placement to execute its business plan and for further capital expenditures required over the next six months to increase the capacity at the Company’s manufacturing facility to its target level of 15 megawatts for both manufacturing lines, an increase from its previous target of 10 to 14 megawatts, as well as for operating expenditures. In addition to the capacity expansion, the Company intends to use a portion of the proceeds to increase research and development spending on promising next generation technologies and to explore opportunities for further expansion.

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

As an inducement to convert their shares into common stock in connection with the Common Stock Private Placement consummated on June 21, 2004, the remaining Series A preferred shareholders received the dividend earned for the period between April 1, 2004 and June 21, 2004 in cash, which totaled approximately $0.5 million. In addition, the Series A preferred shareholders received a cash conversion premium of 7% of the accreted value of Series A Preferred Stock as of March 31, 2004, which totaled $1.7 million. Therefore, the total dividend charged recorded by the Company for the nine month period ended September 30, 2004 was approximately $2.9 million.

9. Short-term Borrowings

On August 26, 2004, the Company entered into a one-year revolving credit facility in the amount of $5.0 million with Silicon Valley Bank pursuant to a Loan and Security Agreement dated August 26, 2004 (the “Loan Agreement”). The credit facility is collateralized by a first-priority security interest granted to Silicon Valley Bank by the Company in substantially all of the Company’s assets.

Borrowings under the Loan Agreement bear interest at a rate per annum equal to the sum of 2% and the “Prime Rate”, which is defined in the Loan Agreement as the greater of 4.00% or the rate announced from time to time by Silicon Valley Bank as its “Prime Rate.” Interest is payable on a monthly basis with the principal payable upon the maturity date of the credit facility, the maturity date being 364 days from the date of the Loan Agreement. However, upon the occurrence and during the continuance of any event of default set forth in the Loan Agreement, Silicon Valley Bank may accelerate and declare all or any portion of the Company’s obligations to Silicon Valley Bank due and payable. The repayment obligations of the Company are guaranteed by the Company’s wholly owned subsidiary, Evergreen Solar Securities Corp. Additionally, the Company issued a warrant to purchase 89,955 shares of common stock to Silicon Valley Bank, as compensation for establishing the revolving credit facility. The warrant entitles Silicon Valley Bank to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or prior to August 25, 2009. The fair value of the warrant (approximately $187,000) has been recorded as a deferred financing charge, along with $100,000 of other direct expenses associated with the revolving credit facility, and will be charged to interest expense ratably over the term of the facility, which is twelve months.

The Loan Agreement contains certain financial and other covenants that restrict the Company’s ability to, among other things, dispose of property, incur indebtedness, make certain acquisitions, merge into another entity, declare or pay dividends above an aggregate threshold of $500,000 and redeem, retire, repurchase or otherwise acquire shares of capital stock of the Company in excess of $500,000 in the aggregate. In addition, the Company must comply with certain financial thresholds including minimum tangible net worth and minimum cash or excess availability.

As of September 30, 2004, the Company has drawn $1.5 million under the revolving line of credit.

10. Other Comprehensive Income

Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities. For the three months ended September 30, 2003 and 2004, the Company recorded other comprehensive income of $22,000, and $18,000 which, when added to net loss, results in comprehensive losses of $3.2 million and $4.6 million, respectively. For the nine months ended September 30, 2003 and 2004, the Company recorded other comprehensive losses of $39,000 and $0, respectively, which, when added to net loss, results in comprehensive losses of $9.8 million and $15.8 million, respectively.

11. Foreign Currency Hedging Transactions

The Company enters into foreign currency forward contracts to hedge against potential losses relating to fluctuations in its receivables denominated in Euros. As of September 30, 2004, the Company had forward currency contracts with a notional amount of approximately $2.8 million. The Company recognized gains of approximately $41,000 and $49,000 for the three and nine month periods ended September 30, 2004, respectively in connection with the marking to market of its forward contracts.

12. Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings per Share.” This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities). The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. This issue is effective for fiscal periods beginning after March 31, 2004. The Company has incurred losses for the three and nine month periods ended September 30, 2004 and 2003 and as its Series A preferred shares outstanding did not have a contractual obligation to share in the losses of the Company, EITF 03-6 has no effect on its reported earnings per share.

13. Subsequent Event

On October 21, 2004, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission. After the registration statement is declared effective by the SEC, the Company will be able to offer and sell up to an aggregate of $75 million of its common stock, preferred stock, depositary shares, warrants and debt securities from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of such offerings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

We caution readers that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, but not limited to: statements reflecting our expectations regarding the timing, cost, and success of our manufacturing scale-up at our facility in Marlboro, Massachusetts and future manufacturing expansion and production, as well as related financing requirements; future financial performance; our technology and product development, cost and performance; our current and future strategic relationships and future market opportunities; and our other business and technology strategies and objectives, constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, those risks and uncertainties described below under the heading “RISK FACTORS” and elsewhere in this Quarterly Report and in our other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC’s Web Site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

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

We made significant progress on our capital expansion program aimed at roughly quadrupling our production capacity by adding a second manufacturing line, which we expect to be completed by the end of 2004. During the first nine months of 2004, our product sales were constrained by our manufacturing capacity despite the fact that by September 2004, we had approximately tripled our manufacturing capacity over 2003. By quarter end, we had increased our plant’s annual capacity to approximately 10 megawatts and all single ribbon and Gemini I furnaces have been converted to Gemini II (representing our most cost-effective, dual-ribbon furnace technology) – about six weeks ahead of schedule. Since product revenue has been capacity limited, the planned expansion should enable additional revenue growth during the remainder of 2004, and the increased production volumes should also improve our product gross margins. We have already begun to realize revenue growth resulting from the expansion that has been completed thus far. Specifically, our product revenues for the nine months ended September 30, 2004 represent a 104% increase over our product revenues from the same period of the previous fiscal year. In addition, our recent common stock and warrant financing consummated on June 21, 2004 (the “Common Stock Private Placement”) provided us with the capital to further expand the Marlboro manufacturing facility to a target of 15 megawatts, an increase from the previously reported target of 10-14 megawatts. In addition to the Common Stock Private Placement, on August 27, 2004 we secured a $5.0 million working capital line of credit facility with Silicon Valley Bank. The facility will be used to further support our ongoing expansion plans and our strategy to be a leader in the global solar energy industry. A portion of the proceeds from the Common Stock Private Placement will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities.

Implementing our Gemini II technology, increasing production volume, adding key positions to staff across the organization, expanding and establishing key customer relationships, and consummating the Common Stock Private Placement and working capital line of credit facility were the key factors in determining our performance. We continue to demonstrate our Gemini II technology on an increasing production basis, which we expect to substantially lower our manufacturing cost of growing silicon wafers and roughly double the capacity of a single string ribbon furnace. We added several key staff in sales, administration, manufacturing and research and development to better position ourselves for the anticipated continued growth of the company. Most notably, we hired Richard M. Feldt as our new President and CEO in December 2003.

Financing Transactions

In order to satisfy our existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facilities, on June 21, 2004, we consummated a $18.8 million private placement financing transaction, net of offering costs of approximately $1.2 million, whereby we issued 7,662,835 shares of our common stock, and warrants to purchase up to 2,298,851 shares of our common stock, to certain institutional investors pursuant to a stock and warrant purchase agreement dated June 16, 2004, and a warrant agreement dated June 21, 2004. Additionally, in connection with the Common Stock Private Placement, we issued a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant is identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The shares of common stock were sold at a per share price of $2.61, which represented a 10% discount to the $2.90 closing price of shares of our common stock on the Nasdaq National Market as of the close of business on June 15, 2004. The warrants entitle the holders to shares of our common stock at an exercise price of $3.335. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009. The warrants provide that they could only be exercised with respect to 350,000 shares of common stock in the aggregate prior to approval of the exercisability of the remaining warrants by our stockholders, which was approved by our stockholders at our annual meeting of stockholders on August 20, 2004.

On August 26, 2004, we entered into a one-year revolving credit facility in the amount of $5.0 million with Silicon Valley Bank pursuant to a Loan and Security Agreement dated August 26, 2004 (the “Loan Agreement”). The credit facility is secured by a first-priority security interest granted to Silicon Valley Bank by the Company in substantially all of our assets.

We believe that our current cash, cash equivalents and short-term investments and revolving credit facility will be sufficient to fund our planned manufacturing capacity expansion to our target level of 15 megawatts for both lines and to fund our operating expenditures over the next twelve months. We will need to raise additional capital in order to further enhance our operating infrastructure and to further increase capacity through the construction of a second manufacturing facility. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize product revenue if persuasive evidence of an arrangement exists, shipment has occurred, risk of loss has transferred to the customer, sales price is fixed or determinable, and collectibility is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users throughout the world. We currently do not have any post-shipment obligations, including installation, training or customer acceptance clauses with any of our distributors that could have an impact on revenue recognition. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and known changes in their financial condition.

We also evaluate the facts and circumstances related to each sales transaction and consider whether risk of loss has not passed to the customer upon shipment. We consider whether our customer is purchasing our product for stock, and whether contractual or implied rights to return the product exist or whether our customer has an end user contractually committed. To date, we have not offered rights to return our products other than for normal warranty conditions. Other than early payment discounts in the ordinary course of business, we offer no other sales incentive, discounts or credits, or any other special arrangements with any of our distributors, that could have an impact on revenue recognition.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, such that their ability to make payments was impaired, additional allowances could be required.

Revenue from research grants is recognized as services are rendered to the extent of allowable costs incurred over the term of the contract.

Inventory

Inventory is valued at the lower of cost or market. Certain factors may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. Given our current production levels and the market value of our products, we currently sell our finished goods inventory at prices that are below the sum of our fixed and variable costs per unit. Accordingly, we write down our finished goods inventory to realizable value equal to the difference between the cost of inventory and the estimated market value. In addition, estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We treat lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, the effects of favorable changes in market conditions are not considered in our evaluation of previously established obsolescence reserves in subsequent periods.

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

Derivative Financial Instruments and Hedging Activities

We enter into foreign currency forward contracts to hedge against potential losses relating to fluctuations in our receivables denominated in Euros. As of September 30, 2004, we had forward currency contracts with a notional amount of approximately $2.8 million. We recognized gains of approximately $41,000 and $49,000 for the three and nine month periods ended September 30, 2004, respectively in connection with the marking to market of our forward contracts.

RESULTS OF OPERATION

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

Cost of product revenues. Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent, royalties on licensed technology, warranty costs, and other support expenses associated with the manufacture of our solar power products. We expect to continue to experience costs in excess of product revenues until we are able to achieve greater manufacturing efficiencies, higher yields, and production levels near our targeted 15 megawatts, which we currently anticipate in mid-2005.

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

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel costs, professional fees, rent, insurance and other sales expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts, hire additional sales personnel and initiate additional marketing programs. We expect that general and administrative expenses will increase as we add personnel and incur additional costs related to the growth of our business, as well as increasing costs associated with being a public company.

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

Other income. Other income consists of net interest income primarily from interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any bond premium amortization, interest on any outstanding debt and foreign currency translation gains and losses.

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

As an inducement to convert their shares into common stock in connection with the Common Stock Private Placement consummated on June 21, 2004, the remaining Series A preferred shareholders received the dividend earned for the period between April 1, 2004 and June 21, 2004 in cash, which totaled approximately $0.5 million. In addition, the Series A preferred shareholders received a cash conversion premium of 7% of the accreted value as of March 31, 2004, which totaled $1.7 million. Therefore, the total dividend charged recorded by the Company for the nine month period ended September 30, 2004 was approximately $2.9 million.

Net loss attributable to common stockholders. Net loss attributable to common stockholders consists of net losses and dividends earned by the Series A convertible preferred stockholders.

Other comprehensive income (loss). Our other comprehensive income (loss) consists of net unrealized gains and losses on marketable securities.

Comparison of Three Months Ended September 30, 2004 and 2003

Revenues. Our product revenues for the three months ended September 30, 2004 were $5.6 million, an increase of $3.0 million, or 112%, from $2.6 million for the same period in 2003. The increase in product revenues was due to the increased production capacity of our manufacturing facility in Marlboro, Massachusetts, our increased marketing and sales activities, and favorable foreign exchange rates. Research revenues for the three months ended September 30, 2004 were $369,000, a decrease of $94,000, or 20%, from $463,000 for the same period in 2003. Research revenue decreased during the second quarter of 2004 as we had only one active research contract during the period ended September 30, 2004 versus two active contracts during the same period in 2003.

Product revenues represented 94% of total revenues for the three-month period ended September 30, 2004 and 85% of total revenues for the three-month period ended September 30, 2003. The share of total revenues represented by product revenues in the first quarter of 2004 increased from previous quarters due to an increase in product revenues from expanded production capacity and a decrease in research revenues. International product sales accounted for approximately 71% of total revenues for the three-month period ended September 30, 2004, and 67% for the three-month period ended September 30, 2003. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

The following table summarizes our concentration of total revenue:

	Three months ended
	September 30,
	2003	2004
By geography:
U.S. distributors	17%	23%
U.S. Government (research revenue)	16%	6%
Germany	60%	69%
All other	7%	2%

	100%	100%

By customer:
European distributor #1	50%	44%
European distributor #2	7%	25%
All other	43%	31%

	100%	100%

Cost of product revenues. Our cost of product revenues for the three months ended September 30, 2004 was $7.2 million, an increase of $3.2 million, or 78%, from $4.1 million for the same period in 2003. Most of the increase was due to an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the three months ended September 30, 2004 was -29% versus -54% for the same period in 2003. Product gross margin improved due primarily to improvements in yield and efficiency associated with the scale-up of our second manufacturing line and increased sales volume, offset slightly by accelerated depreciation associated with taking several pieces of manufacturing equipment out of service earlier than originally scheduled. We accelerated the rate of depreciation of some of our equipment in the second quarter of 2004 that was disposed at the end of the third quarter 2004, resulting in incremental depreciation expense of approximately $400,000 for the three month period ended September 30, 2004, which is also included in cost of product revenues.

Due to the relatively large component of fixed costs, product gross margins are highly dependent on sales volumes. We do not expect substantial improvements in product gross margin until we realize production increases associated with the ramp up of our manufacturing lines, the installation of which are expected to be completed by the end of 2004. We expect that we will begin to realize positive gross margins when the Marlboro manufacturing facility reaches targeted capacity of 15 megawatts by mid-2005. Further improvements in gross margin will result from increases in manufacturing scale and technology improvements. For example, during 2004 we demonstrated in research a new wafer growth process that can grow four ribbons from a single furnace. Although this technology is still in the early stages of development and we cannot be certain that it will ever be commercialized, it holds the promise of significant further cost reductions. Additionally, further capacity expansion beyond 15 megawatts as well as further process and technology improvements will be required to achieve overall profitability.

Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the three months ended September 30, 2004 were $1.3 million, an increase of $248,000, or 23%, from $1.1 million for the same period in 2003. The increase was due mainly to increased labor and consulting costs associated with internal initiatives aimed to improve our manufacturing technology and activities associated with the planning for the next manufacturing capacity expansion.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended September 30, 2004 were $2.1 million, an increase of $825,000, or 63%, from $1.3 million for the same period in 2003. The increase was primarily due to increased legal and accounting costs, compensation costs associated with added personnel and increased costs associated with sales and marketing initiatives. As a result of the shorter timelines imposed upon us for complying with various aspects of the Sarbanes-Oxley Act, most notably Section 404 regarding reporting on internal controls, we expect that activities undertaken in response to the Act in this shorter timeline will substantially increase our administrative costs for the foreseeable future.

Stock-based compensation expense, related to the issuance of stock options to employees. The amortization of total cumulative deferred compensation of approximately $1.3 million recorded prior to December 31, 2000, representing the difference between the estimated fair market value of the common stock and the exercise price of the option at the grant date resulted in charges to operations of $12,000 and $69,000 for the three month periods ended September 30, 2004 and 2003, respectively.

Other income. Our other income for the three months ended September 30, 2004 was $111,000, a increase of $28,000, or 34%, from $83,000 for the same period in 2003. The increase in other income was primarily due to larger unrealized gains on foreign currency translations for the period ended September 30, 2004 as compared to the same period in 2003.

Net loss attributable to common stockholders. Net loss attributable to common stockholders was $4.6 million and $4.0 million for the period ended September 30, 2004 and September 30, 2003, respectively. The increase in net loss attributable to common stockholders was due to an increase in our overall operating losses.

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenues. Our product revenues for the nine months ended September 30, 2004 were $13.0 million, an increase of $6.6 million, or 104%, from $6.4 million for the same period in 2003. The increase in product revenues was due to the increased production volumes at our manufacturing facility in Marlboro, Massachusetts, our increased marketing and sales activities and favorable foreign exchange rates. Research revenues for the nine months ended September 30, 2004 were $861,000, a decrease of $491,000, or 36%, from $1.4 million for the same period in 2003. Research revenue decreased during the nine months ended September 30, 2004, as a result of our engaging in only one active research contract during the period as compared to the two active research contracts we engaged in during the same period in 2003.

Product revenues represented 94% of total revenues for the nine-month period ended September 30, 2004 and 82% of total revenues for the nine-month period ended September 30, 2003. The share of total revenues represented by product revenues in the third quarter of 2004 increased from previous quarters due to an increase in product revenues from expanded production capacity and a decrease in research revenues. International product sales accounted for approximately 68% of total revenues for the nine-month period ended September 30, 2004, and 60% for the nine-month period ended September 30, 2003. The increased share of total revenues represented by international product sales for the nine-month period ended September 30, 2004 resulted from an expanded focus on international sales channels. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

The following table summarizes our concentration of total revenue:

	Nine months ended
	September 30,
	2003	2004
By geography:
U.S. distributors	22%	26%
U.S. Government (research revenue)	18%	6%
Germany	56%	66%
All other	4%	2%

	100%	100%

By customer:
European distributor #1	40%	43%
European distributor #2	10%	21%
National Renewable Energy Laboratory (research revenue)	9%	6%
All other	41%	30%

	100%	100%

Cost of product revenues. Our cost of product revenues for the nine months ended September 30, 2004 was $20.9 million, an increase of $9.9 million, or 91%, from $11.0 million for the same period in 2003. Most of the increase was due to a loss on disposal of fixed assets which occurred in the second quarter, and an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the nine months ended September 30, 2004 was -61% versus -72% for the same period in 2003. Product gross margin improved due primarily to improvements in yield and efficiency associated with the scale-up of our second manufacturing line and increased sales volume offset by losses realized upon disposal of fixed assets. During the second quarter of 2004 and as a result of our successful closing of the Common Stock Private Placement consummated on June 21, 2004, we disposed of several pieces of manufacturing equipment in order to replace them with more technologically advanced equipment expected to increase total manufacturing capacity in its Marlboro facility to a target level of 15 megawatts. Equipment with a gross value of $3.7 million was disposed of during the second quarter, for no proceeds, and we realized a loss on disposal of $2.0 million. The loss on disposal of fixed assets is included in cost of product revenues. In addition to the equipment disposals, we accelerated the rate of depreciation of some of our other equipment in the second quarter of 2004 that was disposed at the end of the third quarter 2004, resulting in incremental depreciation expense of approximately $133,000 for the three month period ended June 30, 2004, and $400,000 for the three month period ended September 30, 2004, which is also included in cost of product revenues..

Due to the relatively large component of fixed costs, product gross margins are highly dependent on sales volumes. We do not expect substantial improvements in product gross margin until we realize production capacity increases associated with the ramp up of our manufacturing lines, the installation of which is expected to be completed by the end of 2004. We expect that we will begin to realize positive gross margins when the Marlboro manufacturing facility reaches targeted capacity of 15 megawatts by mid-2005. Further improvements in gross margin will result from increases in manufacturing scale and technology improvements. For example, during 2004 we demonstrated in research a new wafer growth process that can grow four ribbons from a single furnace. Although this technology is still very much under development and we cannot be certain that it will ever be commercialized, it holds the promise of significant further cost reductions. Additionally, further capacity expansion beyond 15 megawatts as well as further process and technology improvements will be required to achieve overall profitability.

Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the nine months ended September 30, 2004 were $3.2 million, an increase of $361,000, or 13%, from $2.9 million for the same period in 2003. The increase was due mainly to increased labor and consulting costs associated with internal initiatives aimed to improve our manufacturing technology and activities associated with the planning for our next manufacturing capacity expansion.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the nine months ended September 30, 2004 were $5.5 million, an increase of $1.6 million or 43%, from $3.8 million for the same period in 2003. The increase was primarily due to increased legal and accounting costs, increased compensation costs associated with added personnel and increased costs associated with sales and marketing initiatives. As a result of the shorter timelines imposed upon us for complying with various aspects of the Sarbanes-Oxley Act, most notably Section 404 regarding reporting on internal controls, we expect that activities undertaken in response to the Act in this shorter timeline will substantially increase our administrative costs for the foreseeable future.

Stock-based compensation expense, related to the issuance of stock options to employees. The amortization of total cumulative deferred compensation of approximately $1.3 million recorded prior to December 31, 2000, representing the difference between the estimated fair market value of the common stock and the exercise price of the option at the grant date resulted in charges to operations of $67,000 and $207,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

Other income. Our other income for the nine months ended September 30, 2004 was $230,000, an increase of $73,000, or 47%, from $157,000 for the same period in 2003. The increase in other income was primarily due to larger unrealized gains on foreign currency translations for the period ended September 30, 2004 as compared to the same period in 2003.

Net loss attributable to common stockholders. Net loss attributable to common stockholders was $18.5 million and $22.6 million for the nine month period ended September 30, 2004 and September 30, 2003, respectively. The decrease in net loss attributable to common stockholders was due to a decrease in the dividend and other charges associated with the Series A convertible preferred stock (which was converted to common stock on June 21, 2004) partially offset by an increase in our overall operating losses.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At September 30, 2004, we had working capital of $20.2 million, including cash, cash equivalents and short-term investments of $16.6 million.

Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2004, as compared to $6.4 million for the same period in 2003. The use of cash for operating activities for the nine months ended September 30, 2004 was due primarily to losses from operations of $15.6 million, increases in raw material and finished goods inventory of $1.3 million and an increase in accounts receivable of $3.5 million. The use of cash for operating activities in the nine month period ended September 30, 2004 was partially offset by depreciation expense of $2.6 million, losses on equipment disposals of $2.0 million, an increase in accounts payable of $934,000 and an increase in accrued expenses of $683,000. The increases in net loss, inventory, accounts receivable and accounts payable are all attributable to the overall growth of the business and associated increases in working capital requirements.

We have not experienced any significant trends in accounts receivable other than changes relative to the increase in revenue. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers. For both the second and third quarter 2004, Days Sales Outstanding (DSO) was approximately 68 days.

Net cash used in investing activities was $345,000 for the nine months ended September 30, 2004, as compared to $19.4 million for the same period in 2003. For the nine months ended September 30, 2004, net cash was provided by maturing and selling short-term investments as required to fund operations and purchases of equipment associated with the build-out of the second manufacturing line at our Marlboro manufacturing plant, offset by purchases of corporate paper, corporate bonds and United States government-backed obligations with contractual maturities typically less than one year and purchases of equipment.

Net cash provided by financing activities was $18.1 million for the nine months ended September 30, 2004, as compared to $28.6 million for the same period in 2003. The cash provided by financing activities during the nine months ended September 30, 2004 represents net proceeds from common stock issued in conjunction with the Common Stock Private Placement, offset by dividends and conversion premiums paid to the Series A convertible preferred shareholders. A portion of the proceeds from the Common Stock Private Placement will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. In addition to the Common Stock Private Placement, on August 27, 2004 we secured a $5.0 million working capital line of credit facility with Silicon Valley Bank, of which $1.5 million was drawn as of September 30, 2004. The facility will be used to further support our ongoing expansion plans and our strategy to be a leader in the global solar energy industry. The cash provided by financing activities during the nine months ended September 30, 2003 represents net proceeds from the shares of Series A convertible preferred stock and the warrant issued in conjunction with the Series A convertible preferred stock and warrant financing consummated on May 15, 2003.

Capital expenditures were $7.7 million for the nine months ended September 30, 2004, as compared to $6.0 million for the same period in 2003. Capital expenditures for the nine months ended September 30, 2004 were primarily for equipment needed for our manufacturing facility. As of September 30, 2004, our outstanding commitments for capital expenditures were approximately $2.5 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our manufacturing facility. The first of the Marlboro facility’s two manufacturing lines became operational in 2001. We have purchased certain equipment that is planned for the second manufacturing line. We expect to complete the addition of the second manufacturing line by the end of 2004. We will continue to fund our current capital commitments primarily with the proceeds from our Series A convertible preferred stock and warrant financing which closed on May 15, 2003 as well as from our common stock and warrant private placement financing which closed on June 21, 2004. In addition to the current capital commitments, substantial further capital expenditures will be required over the next six months to increase the capacity at our manufacturing facility to our target level of 15 megawatts for both lines. We expect improvements to our manufacturing lines will be completed by mid-2005.

We believe that our current cash, cash equivalents and short-term investments and revolving credit facility will be sufficient to fund our planned manufacturing capacity expansion to our target level of 15 megawatts for both lines and to fund our operating expenditures over the next twelve months. We will need to raise additional capital in order to further enhance our operating infrastructure, increase our capacity through the build out of a second manufacturing facility and fund our operating expenditures. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

We do not have any special purpose entities or off-balance sheet financing arrangements. As of September 30, 2004, our cash commitments, as disclosed in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, have not significantly changed.

There have been no material changes since December 31, 2003 to our contractual obligations reported in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Financial Results

Evaluating our business and future prospects may be difficult due to our limited operating history.

We are at an early stage of development and there is limited historical information available upon which you can base your evaluation of our business and prospects. Although we were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products and began shipping product from our pilot manufacturing facility in 1997, we first shipped commercial products from our Marlboro manufacturing facility in September 2001. To date, we have shipped only a limited number of solar power panels and have recognized limited revenues.

Our early stage of development means that we have limited insight into how market and technology trends may affect our business. The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Moreover, our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Marlboro, Massachusetts manufacturing facility, and our business model and technology is unproven at significant scale. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

Since our inception, we have incurred significant net losses, including net losses of $15.6 million for the nine months ended September 30, 2004. As a result of ongoing operating losses, we had a cumulative net loss of $71.9 million as of September 30, 2004. We expect to incur substantial losses for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to: expand our manufacturing operations, develop our distribution network, continue to research and develop our products and manufacturing technologies, implement internal systems and infrastructure in conjunction with our growth and hire additional personnel.

We do not know whether our revenues will grow at all or grow rapidly enough to absorb these expenses, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results.

Our stock price could fall substantially if our quarterly revenue or operating results fluctuate or are disappointing.

Our quarterly revenue and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:

•	the size and timing of customer orders for or shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our String-Ribbon technology;

•	our ability to establish and expand key customer and distributor relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized material necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	one time charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

•	the timing of adding the personnel necessary to execute our growth plan.

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

Risks Relating to Our Industry, Products and Operations

We will need to raise significant additional capital in order to fund our operations and to continue to grow our business, which subjects us to the risk that we may be unable to maintain or grow our business as planned and that our stockholders may be subject to substantial additional dilution.

In order to satisfy our existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facilities, in June 2004 we consummated a $20 million private placement financing and in August 2004 we secured a $5 million line of credit. We believe that our current cash, cash equivalents and short-term investments, together with the proceeds available under our line of credit, will be sufficient to fund our planned manufacturing capacity expansion to our target level of 15 megawatts for both production lines, which will be completed by mid-2005, and to fund our operating expenditures over the next twelve months. However, we will need to raise additional capital in order to further enhance our operating infrastructure, to further increase manufacturing capacity through the build out a second manufacturing facility, and to advance our research and development programs that are key to refining our products and to lowering our manufacturing costs. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.

In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.

The build-out of our manufacturing facility in Marlboro, Massachusetts may take longer and cost more than we expect, which would likely result in lower revenues and earnings than anticipated.

If we fail to successfully complete the build-out of our Marlboro manufacturing facility, our business and results of operations would likely be materially impaired. We are in the process of building-out our second manufacturing line, which we expect to be completed by the end of 2004. We are also in the process of implementing improvements to the manufacturing equipment in order to increase the total capacity of the manufacturing facility to a target level of 15 megawatts, which we expect to be completed by mid-2005. Completing the build-out of this facility to capacity has required and will continue to require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks including:

•	we may experience cost overruns, delays, equipment problems and other start-up and operating difficulties;

•	our manufacturing processes uses custom-built equipment that may not be delivered and installed in our new facility in a timely manner;

•	our custom-built equipment may take longer and cost more to debug than planned and may never operate as designed; and

•	we are incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful.

If we experience any of these or similar difficulties, we may be unable to complete the build-out of the facility, our manufacturing capacity could be substantially constrained, in which case our per unit manufacturing costs would increase, we would be unable to increase sales as planned and our revenues and earnings would likely be materially impaired.

Our future success substantially depends on our ability to significantly increase our manufacturing capacity through the development of a second manufacturing facility. We may be unable to achieve our capacity expansion goals as a result of a number of risks, which would limit our growth potential, impair our operating results and financial condition, and cause our stock price to decline.

Our future success depends on our ability to increase our manufacturing capacity through the development of a second, large-scale manufacturing facility. If we are unable to do so, we may not be able to achieve the production volumes and per unit costs that will allow us to meet customer demand, maintain our competitive position and achieve profitability. Our ability to develop a second, large-scale manufacturing facility is subject to significant risk and uncertainty, including:

•	we will need to raise significant additional capital through the issuance of equity or debt securities in order to finance the costs of development of the facility, which we may be unable to do on reasonable terms or at all, and which likely would be dilutive to our existing stockholders;

•	the build-out of the facility will be subject to the risks inherent in the development of a new manufacturing facility, including risks of delays and cost over-runs as a result of a number of factors, many of which may be out of our control, such as delays in government approvals or problems with supplier relationships;

•	our manufacturing processes, particularly those that incorporate improvements to our advanced String Ribbon technology, are unproven at large scale and may prove difficult to implement in such a new facility;

•	we may be required to depend on third parties or strategic partnerships that we establish in the development and operation of the facility, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them;

•	the establishment of such a facility will require significant management attention, and our management team, which has limited experience in the development of such facilities, may be unable to execute the expansion plan effectively; and

•	if such a facility is established in an international markets, we may encounter legal and commercial restrictions and incur taxes and other expenses to do so and otherwise be subject to the risks inherent in conducting business in a foreign jurisdiction as described elsewhere in these “Risk Factors.”

If we are unable to develop and successfully operate a second, large-scale manufacturing facility, or if we encounter any of the risks described above, we may be unable to scale our business to the extent necessary to achieve profitability, which would cause our stock price to decline. Moreover, there can be no assurance that if we do expand our manufacturing capacity that we will be able to generate customer demand for our solar power products at these production levels or that we will increase our revenues or achieve profitability.

Because we depend on a single and sole source suppliers for a number of specialized materials, including silicon, necessary to manufacture our solar power products, we are susceptible to supplier and industry-wide supply shortage and price volatility that could adversely affect our ability to meet existing and future customer demand for our products and cause us to make fewer shipments, generate lower than anticipated revenues, and manufacture our products at higher than expected costs.

We have single and sole source suppliers for a number of specialized materials necessary to manufacture our solar power products which makes us susceptible to quality issues, shortages, and price changes for these materials. Specifically, our supplier of the silicon we use in the manufacture of our solar power products is also a supplier to the semi-conductor industry which has significantly greater buying power and market influence than we have or that anyone else in the solar power industry has. As a result, an increase in the demand for silicon from the semi-conductor industry may lead us to encounter shortages or delays in obtaining the specialized silicon to be used in the manufacture of our solar power products which could result in customer dissatisfaction and decreased revenues. In addition, our silicon supplier has in the past raised, and may in the future raise, the price at which it sells silicon to us, which has in the past negatively impacted, and could in the future, negatively impact, our manufacturing costs. We acquire silicon from our supplier through purchase orders and we have no long-term commitments regarding supply or price from this supplier, which leaves us vulnerable to the risk that our supplier may stop supplying silicon to us for any reason. If this occurs, our ability to manufacture our solar power products may be limited in any given period, which would cause our revenues to decline in any such period.

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

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. We believe that a variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

Our ability to increase market share and sales depends on our ability to successfully maintain our existing distribution relationships and expand our distribution channels.

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. For the nine months ended September 30, 2004, we sold our solar power products to approximately 30 distributors, system integrators and other value-added resellers. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

From our inception through September 30, 2004, approximately 68% of our product sales have been made to resellers outside North America. Sales in Germany constituted approximately 69% of our total product sales for the nine months ended September 30, 2004. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally exposes us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

•	difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

•	inability to obtain intellectual property protection;

•	encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries;

•	fluctuations in currency exchange rates relative to the U.S. dollar;

•	difficulty of enforcing revenue collection internationally; and

•	our continued ability to sell our products in the German market.

We expect that a portion of our international sales will be denominated in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies would cause our products to become less competitive in international markets and could result in limited, if any, sales and profitability. During the remainder of 2004 and for the foreseeable future, market conditions will require us to denominate a majority of our sales in local currencies, which will further expose us to foreign exchange gains or losses.

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

From our inception through September 30, 2004, our three largest resellers accounted for approximately 63% of our product sales and our 10 largest resellers accounted for approximately 83% of our product sales. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause significant fluctuations or declines in our product revenues:

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

We generally do not obtain long-term contracts or commitments prior to the production of our solar power products. Instead, we rely on forecasts to determine the timing of our production schedules and the volume and mix of product to be manufactured. The level and timing of orders placed by our resellers may vary for many reasons. As a result, at any particular time, we may not have enough inventory to meet demand or we may have excess inventory, each of which could negatively impact our operating results. In addition, as we manufacture more solar power products without related purchase orders, due to the rapid pace of technological advancements in the solar power industry, we increase our risk of loss of revenues due to the obsolescence of products held in inventory for which we have already incurred production costs.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold over 90,000 solar panels since 1997, none of these panels has been operating more than seven years, and over 50% of them have been operating less than two years. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We may seek to establish strategic relationships with third parties in the solar power industry as part of our plan to accelerate the expansion of our manufacturing capacity and our distribution channels, particularly in international markets. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide you with no assurance that we will be able to establish strategic relationships in the future, and our inability to do so will materially adversely affect our market penetration, our revenue growth and our ability to achieve profitability.

In addition, if we are successful in establishing strategic alliances, such alliances may subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to our business, and the fact that such alliances may involve profit sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if we do establish a strategic alliance with a third party, our business may be adversely affected by a number of factors that are outside of our control, which would in turn cause our stock price to decline.

The success of our business depends on the continuing contributions of our key personnel and our ability to attract and retain new qualified employees in a competitive labor market.

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. If we were to lose the services of Richard M. Feldt, our Chief Executive Officer, President and a director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We had 230 employees as of September 30, 2004, and anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing, and administrative personnel if we are to successfully develop and market our products, develop our distribution network, and operate our expanded manufacturing facility. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

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

Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our intellectual property against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

•	our license, but not our right, to practice the String Ribbon technology terminates upon expiration of the underlying patents, the first of which expired in June 2003, and our historical operating experience with String Ribbon and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage after these patents have expired;

•	third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies;

•	we may incur significant costs and diversion of management resources in prosecuting or defending patent infringement suits;

•	we may not be successful in prosecuting or defending patent infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights; however, a license may not be available to us or may not be available to us on commercially reasonable terms;

•	the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information disclosed to the public; and

•	while our license to patents directed to the String Ribbon technology has expired, the Company owns three issued US patents, three pending US patent applications, two foreign patents, and several foreign patent applications directed to various aspects of the String Ribbon technology; however, our historical operating experience with String Ribbon and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage now that the licensed patents have expired.

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

The reduction or elimination of government subsidies and economic incentives for on-grid applications could cause our revenues to decline.

We believe that the growth of some of our target markets, including the market for on-grid applications, depends in part on the availability and size of government subsidies and economic incentives. Accordingly, the reduction or elimination of government subsidies and economic incentives may adversely affect the growth of these markets or result in increased price competition, which could cause our revenues to decline. Today, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid. As a result, federal, state and local governmental bodies in many countries, most notably the United States, Japan and Germany, have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government subsidies and economic incentives could be reduced or eliminated altogether.

The lack or inaccessibility of financing for off-grid solar power applications could cause our sales to decline.

One of the markets our products address is off-grid solar power applications to developed and developing countries. In some developing countries, government agencies and the private sector have, from time to time, provided subsidies or financing on preferred terms for rural electrification programs. We believe that the availability of financing could have a significant effect on the level of sales of off-grid solar power applications, particularly in developing countries where users may not have sufficient resources or credit to otherwise acquire solar power systems. If existing financing programs for off-grid solar power applications are eliminated or if financing is inaccessible, the growth of the market for off-grid applications may be adversely affected, which could cause our sales to decline.

Our reliance on government contracts to partially fund our research and development programs could impair our ability to commercialize our solar power technologies and would increase our research and development expenses.

We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 6% for the nine months ended September 30, 2004. As of September 30, 2004, we had one active research contract with the National Renewable Energy Laboratory.

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

We are required to comply with all federal, state and local regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, under some federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault.

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

Risks Associated With the Market for Our Common Stock

Our officers and directors control approximately 30% of our voting stock and may be able to significantly influence corporate actions.

As of September 30, 2004, our executive officers, directors and entities affiliated with them controlled approximately 30% of our voting stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments, and the approval of mergers or other business combinations.

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

The market price of our common stock could decline as a result of the resale of the shares of common stock issued in the June 2004 private placement financing and the shares of common stock issued upon conversion of all of the outstanding shares of Series A convertible preferred stock which were converted in connection with the consummation of the June 2004 private placement financing or the perception that these sales could occur. Additionally, we may need to sell additional shares of common stock, or securities convertible into or exercisable for common stock, in the future in either private or public transactions in order to satisfy our financing requirements and we do not know whether we will be able to sell additional shares of our common stock or other securities convertible into or exercisable for common stock on terms favorable to us.

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

Foreign Currency Exchange Rate Risk

For the nine months ended September 30, 2004, all of our product sales into Europe were denominated in Euros, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 66% of total revenues for the nine months ended September 30, 2004. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent adverse change in exchange rate would have had a material effect on our consolidated financial position, reducing revenue by approximately 7%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.

We seek to manage our foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. As of September 30, 2004, the Company had forward currency contracts with a notional amount of approximately $2.8 million. The Company seeks to manage its foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. We recognized gains of approximately $41,000 and $49,000 for the three and nine month periods ended September 30, 2004, respectively in connection with the marking to market of its forward contracts.

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

Internal Control Over Financial Reporting

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 26, 2004, the Company issued a warrant to purchase 89,955 shares of the Company’s common stock to Silicon Valley Bank as compensation for establishing the revolving credit facility. Silicon Valley Bank is an “accredited investor” as defined the Securities Act of 1933, as amended (the “Act”). The warrant was issued pursuant to Regulation D under the Act and has not been registered with the Securities and Exchange Commission. The warrant entitles Silicon Valley Bank to purchase shares of the Company’s common stock at an exercise price of $3.34 per share. Upon issuance, such shares will be deemed to be fully paid and non-assessable. The warrant is exercisable in whole or in part at any time on or prior to August 25, 2009. Until such time as the warrant is exercised in full or expires, the purchase price per share and the number of shares to be issued upon exercise are subject to adjustment from time to time as set forth in the Warrant to Purchase Stock, dated August 26, 2004. Silicon Valley Bank also holds certain registration rights with respect to the warrant as set forth in a Registration Rights Agreement dated August 26, 2004.

In accordance with the terms of the warrant, and for regulatory reasons and not with a view to sale or distribution in violation of applicable federal and state securities laws, this warrant was subsequently transferred from Silicon Valley Bank to Silicon Valley Bancshares, an affiliate of Silicon Valley Bank. Proceeds received by the Company upon the exercise of the warrant, if any, will be used for general and working capital purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on August 20, 2004 in Marlboro, Massachusetts. The following three proposals were adopted:

Proposal One:

Election of three Class I directors to hold office until the 2007 Annual Meeting of Stockholders, or until their respective successors are duly elected and qualified:

	Number of Shares
Nominees	For	Withheld
Dr. William P. Sommers	38,135,618	173,731
Luc Charron	38,143,968	165,381
Richard M. Feldt	38,141,343	168,106

In addition, the following individuals continued to be directors following the Annual Meeting of Stockholders: Mark A. Farber, Philip J. Deutch, Timothy Woodward, Dr. Robert W. Shaw, Jr., Charles J. McDermott and Dr. Brown F. Williams.

Proposal Two:

Approval of the exercisability of warrants to purchase up to 2,423,851 shares of our common stock and the issuance of a corresponding number of shares of our common stock upon the exercise of such warrants, which warrants were issued pursuant to a private placement financing transaction consummated on June 21, 2004:

Number of Shares
For	Against	Abstain	Broker Non-Votes
31,313,442	210,185	68,277	6,717,445

Proposal Three:

Amendment of Article Fourth of our Third Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of our common stock from 70,000,000 to 100,000,000, and to increase the total number of authorized shares of our capital stock from 97,227,668 to 127,227,668:

Number of Shares
For	Against	Abstain	Broker Non-Votes
37,819,646	353,445	136,258	0

ITEM 5. OTHER INFORMATION

On October 5, 2004, Mark A. Farber, a member of the Board of Directors (the “Board”) of Evergreen Solar, Inc. (the “Company”) who also serves as the Company’s Vice President, Strategic Planning, resigned from the Board. Mr. Farber is continuing, however, in his capacity as the Company’s Vice President, Strategic Planning.

ITEM 6. EXHIBITS

(a) Exhibits:

Number	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2(1)	Second Amended and Restated By-laws. (Exhibit 3.4)

3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

3.4(2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant. (Exhibit 4.4)

3.5(3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)

4.1	Warrant to Purchase Stock issued to Silicon Valley Bank on August 26, 2004.

4.2	Registration Rights Agreement dated as of August 26, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-

Number	Description
Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8 dated June 9, 2003, as amended (file No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-3 filed on October 21, 2004 (file No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: November 12, 2004
/s/ Richard G. Chleboski

Richard G. Chleboski
Chief Financial Officer, Vice President, Treasurer and Secretary
(Principal Financial Officer)