Form 10-K
period 2004-12-31
EVERGREEN SOLAR INC
filed 2005-03-10
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

COMMISSION FILE NUMBER 000-31687

EVERGREEN SOLAR, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3242254 (I.R.S. Employer Identification No.)

138 BARTLETT STREET MARLBORO, MASSACHUSETTS (Address of principal executive offices)	01752 (Zip Code)

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

     Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes ☑ No ☐

     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2004 was approximately $99 million.

     As of March 2, 2005, there were 60,892,323 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS:

OVERVIEW

     We develop, manufacture and market solar power products enabled by our proprietary String Ribbon technology that provide reliable and environmentally clean electric power throughout the world. Our products are targeted at on-grid and off-grid applications, where we believe our growth prospects are greatest. We believe our proprietary and patented technologies offer significant design, cost and manufacturing advantages over competing solar power technologies. We intend to become a leading producer of high-quality solar products by maintaining our technology leadership, expanding our market reach through strategic partnerships, lowering our manufacturing costs and increasing our capacity, focusing on high growth areas of the solar market and diversifying and differentiating our product lines.

     Since our formation in 1994, we have conducted research and development of advanced process and product technologies and have utilized our pilot manufacturing facility to refine our products and manufacturing processes. In 1997, we began shipping small quantities of commercial products based on first-generation String Ribbon technology. In 2001, we opened our first 3 megawatts (“MW”) factory with wider, second-generation technology. In 2004, we expanded our manufacturing capacity from approximately 3 MW to 12 MW. We accomplished this by constructing a new manufacturing line with our third-generation double ribbon technology. This double ribbon technology approximately doubled our wafer capacity per furnace and significantly reduced our manufacturing costs. We are currently developing a thin ribbon technology based upon our current double ribbon process that has the potential to significantly reduce manufacturing costs and could double output per kilogram of silicon consumed. Our next generation ribbon technology, referred to as quad ribbon, is also currently being developed and could potentially double furnace capacity again. We continue to refine, develop and commercialize a number of laboratory-demonstrated advancements in our solar power technologies, including advanced String Ribbon crystal growth, more efficient solar cells and improved solar module designs. Our solar modules are used for residential, commercial and industrial applications in the United States and internationally. As we continue to increase production volumes, we intend to actively expand existing markets and seek new distribution and marketing arrangements.

     In January 2005, we entered into a strategic partnership agreement with Q-Cells. Q-Cells is the world’s largest independent manufacturer of solar cells, whose crystalline solar cells are among the highest efficiency solar cells commercially available. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbon technology. The facility is expected to be located in Thalheim, Germany and have an initial capacity of 30 MW. Based upon the success of the initial operations of this facility, we and Q-Cells intend over the long term, if economically viable, to expand the capacity of this facility up to 120 MW. We believe this strategic partnership will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European solar market. For more information on our strategic partnership with Q-Cells, see “RECENT DEVELOPMENTS -Q-Cells Strategic partnership” below.

FINANCING TRANSACTIONS

     In order to satisfy our existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facilities, on June 21, 2004, we consummated a $18.8 million private placement financing transaction (the “Common Stock Private Placement”), net of offering costs of approximately $1.2 million, whereby we issued 7,662,835 shares of our common stock, and warrants to purchase up to 2,298,851 shares of our common stock, to certain institutional investors pursuant to a stock and warrant purchase agreement dated June 16, 2004, and a warrant agreement dated June 21, 2004. Additionally, in connection with the Common Stock Private Placement, we issued a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant are identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The shares of common stock were sold at a per share price of $2.61, which represented a 10% discount to the $2.90 closing price of shares of our purchase common stock on the Nasdaq National Market as of the close of business on June 15, 2004. The warrants entitle the holders to shares of our common stock at an exercise price of $3.34 per share. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009.

     On August 26, 2004, we entered into a one-year revolving credit facility in the amount of $5.0 million with Silicon Valley Bank pursuant to a Loan and Security Agreement dated August 26, 2004 (the “Loan Agreement”). The credit facility is secured by a first-priority security interest in substantially all of our assets granted to Silicon Valley Bank by the Company.

     We believe that our current cash, cash equivalents, short-term investments and revolving credit facility will be sufficient to fund our planned manufacturing capacity expansion to our target level of 15 megawatts, fund our expected commitments with our strategic partnership with Q-Cells (as described below under the heading “RECENT DEVELOPMENTS”) for its initial 30 megawatts of capacity and to fund our operating expenditures over the next twelve months. We will need to raise additional capital in order to further enhance our operating infrastructure and to further increase capacity. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

RECENT DEVELOPMENTS

     Q-Cells Strategic partnership

     In January 2005, we entered into a strategic partnership agreement with Q-Cells. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbon technology. The strategic partnership will be governed by a three-member advisory board consisting of two Evergreen representatives and one Q-Cells representative. However, we and Q-Cells have agreed that certain corporate actions of the strategic partnership will require the approval of at least one designee of each of Evergreen and Q-Cells. The facility in Germany is expected to be located in Thalheim, Germany and is currently expected to have an initial capacity of 30 MW.

     Under the strategic partnership agreement, we and Q-Cells have made a total equity commitment of 44 € million (approximately $57 million) to finance a significant part of the construction of this facility and initial working capital requirements, of which we will contribute 75.1% and Q-Cells will contribute 24.9%. Except for amounts that we and Q-Cells have contributed on a pro rata basis to fund initial planning activities, our obligation to fund the balance of the equity commitment is conditioned upon our receipt of approval from German government authorities with respect to the public grants. Failing such approval, alternative funding from other public or private sources may be needed. In this regard, we have applied for government grants of approximately 26 € million (approximately $34 million) to finance a significant portion of the construction costs of the facility.

     If we and Q-Cells decide to expand the manufacturing capacity of the facility beyond the initial 30 MW, then with respect to any capital required to fund the capacity expansion, Q-Cells has the right to make additional capital contributions to increase its ownership of the strategic partnership up to 50%, provided that such increased ownership does not conflict with the requirements of the German government grants. We have agreed to give Q-Cells a right of first refusal to participate in future strategic partnerships that we may decide to undertake for development of manufacturing facilities outside the United States, and Q-Cells has agreed not to engage in certain ribbon technology-related activities during the term of the partnership agreement and for a period of two years after its expiration.

     In addition, both we and Q-Cells are licensing to the partnership certain of our proprietary technologies necessary for the manufacture of solar products based on our proprietary String Ribbon technology. The licenses are provided on a royalty-free basis, except that certain new material intellectual property that we or Q-Cells may develop in the future is to be provided on a royalty-bearing basis and, should the partnership be terminated, the licenses shall be royalty-bearing to the extent that the partnership further expands its production capacity.

     The partnership may be terminated by either party at any time after January 1, 2012 upon six months’ notice, by mutual agreement of the parties or by one of the parties in the case of a material breach by the other party. In addition, either party may terminate the partnership agreement if the German government grant approval is not obtained or if the other party does not have the financial ability to fund its equity commitment by September 30, 2005. In the case of termination, except in the case of a termination due to a failure to obtain government grant approval or the failure of a party to have the ability to fund its equity commitment, the licenses to the parties’ technologies will remain in effect subject to certain royalty obligations.

     Public Offering

     In February 2005, we completed a $61.9 million public offering of our common stock, net of offering costs of approximately $4.8 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of its Marlboro, Massachusetts manufacturing facility and the expenditures necessary for the build-out and initial operation of the partnership with Q-Cells. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. The Company issued 13,346,000 shares of our common stock. The shares of common stock were sold at a per share price of $5.00, which represented a 6% discount to the $5.30 closing price of shares of its common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

HISTORICAL MILESTONES

     We were incorporated in August 1994 and, to date, we have achieved the following milestones along our product development and commercialization schedule:

October	1994	Evergreen Solar founded with four employees in a 2,500 square foot laboratory.
October	1995	First String Ribbon wafers produced.
April	1997	9,400 square foot pilot manufacturing facility operational.
October	1997	First commercial sale of solar panels produced using String Ribbon technology.
June	1999	Total sales of solar panels of 2,500 units and 100 kilowatts achieved.
December	1999	Kawasaki investment of $5 million and execution of a strategic distribution and marketing agreement.

March	2000	Leased 56,250 square foot manufacturing and headquarters facility located in Marlboro, Massachusetts.
August	2000	Renovation of our Marlboro manufacturing facility and headquarters begun.
June	2001	First shipment of solar panels from our new Marlboro manufacturing facility.
November	2001	New distribution relationships in the U.S. and Europe.
December	2001	Shipment of our 10,000th solar panel.
June	2002	Achieved first quarterly $1.0 million in product sales.
December	2002	Demonstration of double ribbon growth to boost productivity.
December	2002	Solar system installed on White House.
May	2003	Close of $29.5 million preferred stock and warrant financing transaction
December	2003	Richard M. Feldt appointed as new Chief Executive Officer
January	2004	Shipment of our 50,000th solar panel
January	2004	Demonstrated quad-ribbon growth process
June	2004	Close of $18.8 million private equity financing, net of $1.2 million in financing costs
December	2004	Demonstrated 150 micron thick wafer growth capability
December	2004	Achieved positive gross margins for the first time in Company history
January	2005	Announced the formation of a joint venture to develop a 30-megawatt solar wafer, cell and module manufacturing plant with Q-Cells AG
February	2005	Completed a $61.9 million common stock public financing, net of $4.8 million in financing costs

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

     Electric power is an increasingly vital component of the global economy, accounting for a greater share of overall energy use as reliance on electricity-dependent technology grows. According to the U.S. Department of Energy’s International Energy Outlook 2004, worldwide demand for electricity is expected to nearly double over the next two decades, from 13.3 trillion kilowatt hours, or kWh, in 2001 to 23.1 trillion kWh in 2025. Demand is expected to grow at 3.5% per year over this time period in the developing world, which currently accounts for only one-third of electricity consumption and where reliable electricity is critical to economic growth. Electricity consumption is expected to grow annually at 1.5% to 2.0% in North America, Europe and industrialized Asia. Sources of fuel for electricity generation include coal, natural gas, oil, nuclear power and renewable sources, such as solar, hydroelectric and wind power. Coal-fired generation comprises approximately 40% of worldwide electricity generation and over 50% of the electricity generation in the United States, China, Germany and India. Natural gas-fired electricity generation accounts for approximately 18% of worldwide electricity generation and over 50% of the electricity generation in the former Soviet Union. Renewable sources, chiefly hydroelectric, account for approximately 20% of global electricity generation. Solar and other non-hydroelectric sources account for less than 1% of global electricity generation. Electric power producers face several challenges in meeting anticipated growth in electricity demand:

   • Environmental regulations. Environmental regulations addressing global climate change and air quality seek to limit emissions by existing fossil fuel-fired generation plants and new generating facilities. Countries that are parties to international treaties such as the Kyoto Protocol have voluntarily submitted to reducing emissions of greenhouse gases. National and regional air pollution regulations also restrict the release of carbon dioxide and other gases by power generation facilities.

   • Infrastructure reliability. Investment in electricity transmission and distribution infrastructure has not kept pace with increased demand, resulting in major service disruptions in the United States, such as the Northeast blackout in August 2003. Increasing the aging infrastructure to meet capacity constraints will be capital intensive, time consuming and may be restricted by environmental concerns.

   • Fossil fuel supply constraints. The supply of fossil fuels is finite. While an adequate supply of coal, natural gas and oil exists for the foreseeable future, depletion of the fossil fuels over this century may impact prices and infrastructure requirements. For example, the U.S. domestic supply of liquefied natural gas, or LNG, is not expected to meet consumption requirements by 2025, requiring significant investment in LNG shipping terminal infrastructure to support imported fuel. Political instability, labor unrest, war and the threat of terrorism in oil producing regions has disrupted oil production, increased the volatility of fuel prices and raised concerns over foreign dependency in consumer nations.

     As a result of these and other challenges, we believe that future demand for electricity will not be met through traditional fossil fuel-based generation technologies alone.

     Distributed Generation

     We believe that distributed generation is one of the most promising areas for growth in the global electric power industry. Distributed generation is defined as point-of-use electricity generation that either supplements or bypasses the electric utility grid and employs technologies such as solar power, wind energy, microturbines and fuel cells. Distributed generation is expected to provide greater portability, reliability, power quality and user control. We believe economics, capacity constraints, increased demand for power reliability and quality and new environmental initiatives will drive the demand for distributed generation.

     We further believe that environmentally benign, locally sourced power generation will become increasingly more important for economic development, environmental policy and national security. Increasing attention to global warming, global energy policy and regional stability and development will support the deployment of distributed generation, particularly renewable energy.

     Solar Power

     Solar power generation uses interconnected photovoltaic cells to generate electricity from sunlight. Most photovoltaic cells are constructed using specially processed silicon, which, when exposed to sunlight, results in the generation of direct current. Many interconnected cells are packaged into solar modules, which protect the cells and collect the electricity generated. Solar power systems are comprised of multiple solar modules along with related power electronics. Solar power technology, first used in the space program in the late 1950s, has experienced growing worldwide commercial use for over 25 years in both on-grid and off-grid applications.

  • On-grid. On-grid applications provide supplemental electricity to customers that are served by an electric utility grid, but choose to generate a portion of their electricity needs on-site. On-grid applications have been the fastest growing part of the solar power market. This growth is primarily driven by the worldwide trend toward deregulation and privatization of the electric power industry, as well as by government initiatives, including incentive programs to subsidize and promote solar power systems in several countries, including Japan, Germany and the United States. On-grid applications include residential and commercial rooftops, as well as ground-mounted mini-power plants.

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

     Solar power has emerged as one of the primary distributed generation technologies seeking to capitalize on the opportunities resulting from trends affecting the electric power industry. Relative to other distributed generation technologies, solar power benefits include:

  • Modularity and scalability. From tiny solar cells powering a hand-held calculator to an array of roof modules powering an entire home to acres of modules on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world. Solar is among the best technologies for power generation in urban areas, environmentally sensitive areas and geographically remote areas in both developing and developed countries.

  • Reliability. With no moving parts and no fuel supply required, solar power systems reliably power some of the world’s most sensitive applications, from space satellites to microwave stations in the mountains and other remote, harsh environments which typically require reliable power sources. Solar modules typically carry warranties as long as 25 years.

  • Dual use. Solar modules are expected to increasingly serve as both a power generator and the skin of the building. Like architectural glass, solar modules can be installed on the roofs or facades of residential and commercial buildings.

  • Environmentally cleaner. Solar power systems consume no fuel and produce no air, water or noise emissions.

     Japan, Germany and the United States presently comprise the majority of world market sales for solar power systems. Government policies in these countries, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers.

Solar Power Challenges

     Although solar power can provide a low cost alternative for off-grid applications, we believe the principal challenge to widespread adoption of solar power for on-grid applications is reducing manufacturing costs without impairing product reliability. We believe the following advancements in solar power technology are necessary to meet this challenge:

  • Efficient material use. Reduce raw materials waste, particularly the waste associated with sawing silicon by conventional crystalline silicon technology. Efficient use of silicon is imperative for the growth of the industry due to the limited supply of silicon raw material expected for the near future.

  • Simplified and continuous processing. Reduce reliance on expensive, multi-step manufacturing processes.

  • Reduced manufacturing capital costs. Decrease the costs and risks associated with new plant investments as a result of lower capital costs per unit of production.

  • Improved product design and performance. Increase product conversion efficiency, longevity and ease of use. Conversion efficiency refers to the fraction of the sun’s energy converted to electricity.

     We further believe the two principal solar power technologies, crystalline silicon and thin films, have not adequately addressed this challenge:

  • Crystalline Silicon. Crystalline silicon technology was the earliest practiced solar wafer fabrication technology and continues to be the dominant technology for the market, accounting for approximately 94% of solar market sales, according to Solarbuzz. Conventional crystalline silicon technology involves sawing thin wafers from solid crystalline silicon blocks. Crystalline silicon products are known for their reliability, performance and longevity. However, factors such as high materials waste from sawing, numerous processing procedures and high capital costs have limited the speed at which conventional crystalline silicon manufacturers can reduce manufacturing costs.

  • Thin Films. While most major solar power manufacturers currently rely on crystalline silicon technology for their solar cell production, they, and other new entrants, are also developing alternative thin film technologies to achieve lower manufacturing costs. Thin film technology involves depositing several thin layers of silicon or more complex materials on a substrate to make a solar cell. Although thin film techniques generally use material more efficiently than conventional crystalline silicon, we believe higher capital costs, lower manufacturing yields, lower conversion efficiency and reduced product performance and reliability have resulted in and will continue to result in limited commercial acceptance. According to Solarbuzz, the market share of thin films has declined from 12% in 1999 to approximately 6% in 2003. There will continue to be significant efforts to develop alternate solar technologies, such as amorphous silicon, CIS (copper indium diselenide), CIGS (copper indium galium diselenide), CdTe (cadmium telluride), CSOG (crystalline silicon on glass) and polymer and nano technologies. All these efforts are important to broadening the base of products for solar to fit a greater number of market needs and niches.

OUR TECHNOLOGY SOLUTION

     We believe our technologies and processes are unique among our competitors. Both our technologies and processes have been designed to reduce manufacturing costs while improving product design. We are developing technology at the wafer, cell and module stages of manufacturing, and we hold patents and other intellectual property in all three areas. We believe our String Ribbon wafer manufacturing technology is our core technology and offers a substantial opportunity to reduce cost and otherwise advance our business through reduced materials cost, simpler processing and lower required economies of scale.

     In the String Ribbon technique, strings are pulled vertically through a shallow pool of molten silicon, and the silicon solidifies between the strings to form a continuous ribbon of crystalline silicon. The ribbon is then cut and prepared for cell fabrication. The use of strings to aid in the simplified growth of a silicon ribbon is what distinguishes our proprietary String Ribbon technology from other advanced crystalline silicon wafer technologies that do not involve sawing.

     We believe our String Ribbon technology for the growth of solar wafers has the following significant advantages:

  • Efficient materials use. Unlike conventional bulk crystalline silicon wafer technology, in which solid blocks of silicon are sawed into thin wafers at significant expense and silicon waste, our technology grows a continuous, flat ribbon to the desired thickness. Since our technology does not involve sawing solid blocks, for comparable thickness wafers we can use as little as one half as much silicon as conventional crystalline silicon techniques and we believe we can further reduce this amount to approximately one-fourth in the future through production of thinner wafers. It is worth noting that even if standard wafering techniques are improved to allow for sawing thinner wafers, the sawing losses become proportionately larger as a percentage, limiting the ability of these methods from approaching the silicon usage efficiency of the String Ribbon technology. Not only is this an advantage in material costs, it allows us to produce more power from the same amount of silicon feedstock than other manufacturers using crystalline silicon. As long as the supply of silicon remains limited, higher yield from raw silicon is critical to the growth of the industry.

  • Continuous processing. Our technology permits the continuous growth of crystalline silicon ribbon, which can lead to high automation, efficient equipment use and improved productivity.

  • Energy and environmental benefits. String Ribbon uses less energy and substantially reduces the use of hazardous materials, particularly acids and cutting oils, relative to bulk crystalline technology.

Our Business Strategy

     Our business strategy is to develop, manufacture and market solar power products that use our technologies in commercial applications around the world. We presently are focused on the following steps to implement our business strategy:

  • Maintain our technology leadership through continuous innovation. We believe that our String Ribbon technology provides critical competitive advantages. While our license to the underlying patents directed to the String Ribbon technology has expired, we own other patents directed to various aspects of the String Ribbon technology as well as significant trade secrets, and we will continue to invest in research and development to extend our technology leadership while vigorously protecting our intellectual property. Our Marlboro, Massachusetts facility has approximately 6,000 square feet dedicated to research and development and contains equipment to support the development, fabrication and evaluation of new solar power products and technologies. We have demonstrated our ability to produce 150 micron ribbons, which consume approximately half the silicon as our current thickness ribbons. We are developing a fourth generation technology termed quad ribbon silicon growth, which allows us to grow four silicon ribbons simultaneously from a single furnace and may potentially double the output of each furnace. Together these developments could dramatically reduce product and capital costs and increase efficiency of raw material usage. We intend to continually invest in improving our proprietary technologies and their commercial applications with the goal of reducing manufacturing costs without impairing product performance or reliability.

  • Expand our market reach through strategic partnerships. We intend to increase our addressable markets and further leverage our String Ribbon technology through strategic partnerships with other participants in the solar technology market. Beyond the core String Ribbon technology, we have generated significant experience and know-how in the handling of thin and fragile wafers and cells. This expertise is important in solar manufacturing and is therefore potentially attractive to strategic partners as other manufacturers attempt to move to thinner wafers. On January 14, 2005 we announced the creation of a strategic partnership with Q-Cells, the world’s largest independent manufacturer of solar cells. We believe this strategic partnership will accelerate the availability of wafer, cell and module manufacturing capacity based on our String Ribbon technology and provide greater access to the European solar power market.

  • Lower our manufacturing costs and increase our capacity. We have focused on manufacturing process improvements to increase output capacity. We have recently transitioned all single ribbon furnaces to double ribbon technology, and also doubled the number of furnaces, which together more than quadrupled our installed capacity from approximately 3 MW to 15 MW. Next generation 150 micron and quad ribbon furnaces are now being actively developed and are targeted to achieve the reliability, stability, conversion efficiency and market acceptance of crystalline silicon and without the inherent cost and waste of sawing solid silicon blocks. We believe that these capabilities when integrated into the full production line will further lower manufacturing costs and enable the String Ribbon technology to have among the most efficient silicon utilization rates for production of crystalline photovoltaic products. In addition to our continued investment in our Marlboro facility, we intend to selectively pursue opportunities to establish manufacturing arrangements on a worldwide basis. Our ongoing objective remains to provide for large-scale manufacturing of our solar power products at low costs that will enable us to profitably penetrate price-sensitive solar power markets.

  • Focus on higher growth areas of the solar market where we have the greatest competitive advantage. We intend to primarily target the on-grid markets and the off-grid rural electrification market. The on-grid markets in the U.S. and Europe are currently the fastest growing solar power markets. Within the off-grid market, we believe that rural electrification has the largest potential but is the least penetrated market as evidenced by the two billion people in the world without conventional electricity. Marketing, financing, local infrastructure and support are projected to remain the principal challenges to greater expansion of this market. To date, we have primarily pursued off-grid sales in Central and South America and the Pacific Rim.

  • Diversify and differentiate our product lines. In addition to core wafer and cell technology, our technology related to module manufacturing processes and components allows us to differentiate future products to meet market demands. We have patented methods for producing modules which do not require aluminum frames as is common practice. When the research and development is completed on these developments, the resulting modules will be thinner, lighter and stronger than current module designs, thereby lending themselves to uses in ways not common today.

OUR PRODUCTS

     Solar power products in general are built-up through four stages of production:

-	Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon that can be processed into a solar cell. Our rectangular wafers currently measure 81 millimeters by 150 millimeters and are approximately 300 microns thick.

-	Cells. A solar cell is a device made from a wafer that converts sunlight into electricity by means of a process known as the photovoltaic effect. Our solar cells produce approximately 1.5 watts of power each.

-	Modules. A solar module is an assembly of solar cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. A typical solar module can produce from 20 to 300 watts of power and range in size from 2 to 25 square feet. A 100-watt solar module can power a standard 100-watt light bulb, or approximately 3% of the power requirements of a typical home in the United States. Our current solar modules range up to 115 watts in power, with significantly higher output modules under active development.

-	Systems. A solar system is an assembly of one or more solar modules that have been physically mounted and electrically interconnected, often with batteries or power electronics, to produce electricity. Typical residential on-grid systems contain between 10 and 60 modules and produce 1 to 6 kilowatts of power.

     Solar modules are our primary product, although we may in the future also sell wafers, cells, or systems. We believe our modules are competitive with other products in the marketplace, and some customers have commented that our modules have benefits including appearance, electrical design and ease of use. Our solar modules are certified for safety and quality. If our development programs are successful, we expect to continue to increase the conversion efficiency and power of our solar modules as we expand our manufacturing capacity.

   Sales, Marketing and Distribution

     We bring our solar power products to market using distributors, system integrators and other value-added resellers. Our distributors often add value through system design by incorporating our modules with batteries, associated electronics, structures and wiring systems. Most of our resellers have a geographic or applications focus. Our channel partners include companies that are exclusively solar resellers as well as others for whom solar power is an extension of their core business, such as engineering design firms or other energy product marketers.

     We expect to collaborate closely with a relatively small number of resellers throughout the world. We currently have approximately 35 resellers worldwide and are actively working to refine our distribution partners by very careful addition of a few new accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily and cost-effectively enter new geographic markets, attract new customers and develop advanced solar power applications.

     We currently work with a relatively small number of resellers who have particular expertise in a selected geographic or applications market segment. Sales to our 10 largest customers have accounted for approximately 80% of our total product revenues since inception. No single customer has accounted for more than 46% of product revenues since inception. As we continue to expand manufacturing capacity and sales volumes, we anticipate developing relationships with additional customers decreasing our dependence on any single customer. During fiscal year 2004 approximately 26% of our product sales were made to customers in the United States, and all of our research revenue was generated within the United States. Product revenue from our largest German distributor accounted for approximately 47% and 46% for the years ended December 31, 2003 and 2004, respectively, and another German distributor accounted for approximately 10% and 20% of product revenue for the years ended December 31, 2003 and 2004, respectively. Additional information regarding the geographic distribution of our sources of revenue and our long-lived assets may be found in the footnotes to the Financial Statements included with this Annual Report on Form 10-K. Additional information regarding risks attendant to our foreign operations can be found under heading “Certain Factors Which May Affect Future Results” included in Part I, Item 7 of this Annual Report on Form 10-K.

     In addition, we market our products through trade shows, on-going customer communications, promotional material, our web site, direct mail and advertising. Our staff provides customer service and applications engineering support to our distribution partners while also gathering information on current product performance and future product requirements.

     Information regarding our government contracts can be found under the heading “RESEARCH AND DEVELOPMENT” below.

MANUFACTURING

     Our principal manufacturing objective is to provide for large-scale manufacturing of our solar power products at low costs that will enable us to penetrate price-sensitive solar power markets. Our 56,250 square foot facility in Marlboro, Massachusetts includes approximately 35,000 square feet of manufacturing space. This facility includes a complete line of equipment to manufacture String Ribbon wafers, fabricate and test solar cells, and laminate and test modules. The first of the facility’s two planned manufacturing lines entered service in 2001. During 2002, we initiated the design and construction of the second production line in our Marlboro facility. At the end of 2003, equipment for parts of the cell processing and module fabrication operations began production. During 2004, we had approximately quadrupled our manufacturing capacity over 2003 and by December 2004 had increased our plant’s annual capacity to approximately 12 MW. We are in the process of implementing improvements to our manufacturing equipment to decrease the operating costs.

     In addition to our current investment in our Marlboro, Massachusetts facility, we intend to selectively pursue opportunities to establish local manufacturing arrangements on a worldwide basis, such as our strategic partnership with Q-Cells. Because the market opportunity for solar power encompasses numerous applications in both developed and developing nations worldwide, we expect a significant portion of our future sales will be made outside the United States. Despite these opportunities, manufacturing of solar power products has remained largely concentrated in the United States, Europe and Japan due to factors such as reduced economies of scale and technical process complexities of establishing local manufacturing facilities.

     In spite of these barriers, we believe there are several advantages to local manufacturing, including enhanced brand recognition in local markets, avoidance of import tariffs and access to local private or public sector financing. We believe that our String Ribbon technology and our innovative manufacturing techniques offer greater advantages than other competing technologies, which we believe will enable us to establish factories at a smaller scale that can better grow in concert with market demands. Consequently, we expect to pursue local manufacturing of our products in selected target markets. We also expect that our technologies will allow us to efficiently scale our production to take advantage of market opportunities as they arise.

RESEARCH AND DEVELOPMENT

     We believe that continuously improving our technology is an important part of our overall strategy. Therefore we have maintained and intend to maintain a strong research and development effort. To this end, our Marlboro, Massachusetts facility has approximately 6,000 square feet dedicated to research and development and contains equipment to support the development, fabrication and evaluation of new solar power products and technologies.

     We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 17% and 6% for the years ended December 31, 2003 and 2004, respectively. During 2004, we had one multi-year research contract with the National Renewable Energy Laboratory which expires on March 31, 2005. We have been awarded another multi-year research contract with the National Renewable Energy Laboratory which we expect to commence upon the completion of the current contract.-

     This and other research contracts we have obtained generally provide for development of advanced materials and methods for wafer, cell and module manufacturing, product development and market development. In all cases to date, we retain all rights to any intellectual property and technological developments resulting from the government funding, with the exception of government “march-in” rights to practice the technology on its own behalf and certain rights universities retain for work they perform under subcontract to us. These contracts usually require the submission by us of technical progress reports, most of which may become publicly available. These contracts are generally cost-shared between the funding agency and us with our share of the total contract cost historically ranging from approximately 30% to 70%. The contracts normally expire between six months and three years from their initiation. We recognized research revenues of $1.4 million in 2002, $1.6 million in 2003 and $1.3 million in 2004 from government-sponsored research contracts. We recorded research and development expenditures, including the cost of research revenue of $3.7 million in 2002, $3.8 million in 2003 and $4.9 million in 2004.

Intellectual Property

Patents

     We believe that our commercial success will significantly depend on our ability to protect our intellectual property rights underlying our proprietary technologies. We seek United States and international patent protection for major components of our technology platform, including our crystalline silicon wafers, solar cells and solar modules. We own 17 United States patents, one Indian patent, two granted European patent applications that have each been validated with enforceable rights in 10 foreign jurisdictions and two granted European patent applications that have each been validated with enforceable rights in 18 foreign jurisdictions in the solar power field. These patents begin to expire in 2016 and will all be expired by 2022. In addition, we have nine United States patent applications pending and 33 foreign patent applications pending. We devote substantial resources to building a strong patent position and we intend to continue to file additional United States and foreign patent applications to seek protection for technology we deem important to our commercial success. Our patents cover the following areas:

• Crystalline Silicon Wafers. Dr. Emanuel Sachs, a tenured Professor of Mechanical Engineering at the Massachusetts Institute of Technology, developed our core String Ribbon technology. Dr. Sachs has been awarded three United States patents for the String Ribbon technology. An additional patent for a related technology, invented by two employees of the United States National Renewable Energy Laboratory, formerly the Solar Energy Research Institute, was assigned to Dr. Sachs in 1984. In September 1994, Dr. Sachs granted us an irrevocable, worldwide, royalty-bearing license to practice the String Ribbon technology and related patents under a license and consulting agreement. The patents underlying this agreement expired during 2003 and 2004 and the agreement is now terminated. Dr. Sachs continues to actively consult with Evergreen Solar on new technological developments. We have been awarded four United States patents and have nine United States patent applications pending as well as two granted European patent applications that have each been validated with enforceable rights in 18 foreign jurisdictions and 14 foreign patent applications pending on our own, internally developed inventions related to String Ribbon and wafer fabrication, which are method inventions relating to automated, high-yield production techniques.

     • Solar Cell Fabrication. We have been awarded five United States patents, one Indian patent and one granted European patent application that has been validated with enforceable rights in 10 foreign jurisdictions relating to our solar cell processing technology as well as three foreign patent applications pending. The United States patents relate to the method for forming wrap-around contacts on solar cells and a method for processing solar cells.

     • Solar Modules. We have been awarded eight United States patents and 1 granted European patent application that has been validated with enforceable rights in 10 foreign jurisdictions and have 16 foreign patent applications pending relating to advanced solar module designs. The United States patents relate to solar cell modules with an improved backskin, solar cell modules with an interface mounting system, an encapsulant material for solar cell modules and a solar cell roof tile system.

     Trademarks and Copyrights

     We have three United States trademark registrations, one United States trademark application and eight foreign trademark registrations associated with our business, including registrations for the trademarks Evergreen Solar, the Evergreen Solar logo and Cedar Line. Furthermore, we have a number of common law trademarks and service marks, including the trademark String Ribbon. We are working to increase, maintain and enforce our rights in our trademark portfolio, the protection of which is important to our reputation and branding. We also own copyrights relating to our products, services and business, including copyrights in the software we have developed, in our marketing materials and in our product manuals.

     Trade Secrets and Other Confidential Information

     With respect to, among other things, proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our solar power products and manufacturing processes involve proprietary know-how, technology or data, which are not covered by patents or patent applications, including selected materials, technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect our proprietary know-how, technologies and confidential data, and we continue to explore additional methods of protection. While we require all employees, key consultants and other third parties to enter into confidentiality agreements with us, we cannot be assured that proprietary information will not be disclosed inappropriately, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. Any material leak of confidential or proprietary information into the public domain or to third parties could result in the loss of a competitive advantage in the solar power market.

COMPETITION

     The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are over 20 companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Royal Dutch Shell, Sharp Corporation, RWE SCHOTT Solar, GE Energy and Sanyo Corporation. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs.

     We believe that the cost and performance of our technology will have advantages compared to competitive technologies. Our products offer the reliability, efficiency and market acceptance of other crystalline silicon products. We believe our technology provides lower manufacturing costs resulting from significantly more efficient material usage and fewer processing steps, particularly in wafer fabrication. Compared to thin film products, our products offer generally higher performance and greater market acceptance. Some thin film technologies, such as cadmium telluride, use toxic materials that inhibit their market acceptance, where others, such as copper indium diselenide, rely on raw materials in short supply, such as indium. Other technologies, including all of the polymer and nanomaterial technologies, are still very developmental and have not yet reached the commercialization stage.

     The entire solar industry also faces competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions. Whereas solar generally is cost effective for off-grid applications, the high up-front cost of solar relative to most other solutions is the primary market barrier for on-grid applications. Furthermore, unlike most conventional power generators, which can produce power on demand, solar power cannot generate power where sunlight is not available, although it is often matched with battery storage to provide highly reliable power solutions.

ENVIRONMENTAL REGULATIONS

     We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. We are subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use and disposal of hazardous materials.

     We believe that we have all environmental permits necessary to conduct our business. We believe that we have properly handled our hazardous materials and wastes and have not contributed to any contamination at any of our past or current premises. We are not aware of any environmental investigation, proceeding or action by foreign, federal or state agencies involving our past or current facilities. If we fail to comply with present or future environmental regulations, we could be subject to fines, suspension of production or a cessation of operations. Any failure by us to control the use of or to restrict adequately the discharge of hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

EMPLOYEES

     As of December 31, 2004, we had approximately 250 full-time employees, including approximately 20 engaged in research and development and approximately 215 engaged in manufacturing. Approximately 20 of our employees have advanced degrees, including eight with Ph.D.s. None of our employees are represented by any labor union nor are they organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

AVAILABLE INFORMATION

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge though our internet website (http://www.evergreensolar.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES:

     Our headquarters is currently located in a leased space in Marlboro, Massachusetts, where we currently occupy approximately 56,250 square feet of administrative, laboratory and manufacturing space. We anticipate that, as a result of having added a second manufacturing line as well as other recent capital improvements, this facility will be producing at its target capacity of 15 MW by year end 2005. Our lease expires on June 30, 2010.

     On January 24, 2004, we signed a new lease for 23,839 square feet of additional warehouse and office space located in Marlboro, Massachusetts. This lease expires on January 24, 2010.

ITEM 3. LEGAL PROCEEDINGS:

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

Market for Our Common Stock

     Our common stock is traded on the Nasdaq National Market under the symbol “ESLR”. The following table sets forth for the calendar periods indicated, the high and low sales price of our common stock on the Nasdaq National Market.

	High	Low
Year ended December 31, 2003
First Quarter	$2.32	$1.00
Second Quarter	$1.98	$1.26
Third Quarter	$3.25	$1.01
Fourth Quarter	$2.89	$1.48

Year ended December 31, 2004
First Quarter	$2.80	$1.65
Second Quarter	$5.15	$2.25
Third Quarter	$3.29	$1.92
Fourth Quarter	$4.70	$2.82

     On March 2, 2005, the last reported sale price for our common stock on the Nasdaq National Market was $6.85 per share.

Holders

     As of March 2, 2005, there were 60,892,323 shares of our common stock outstanding held by approximately 250 holders of record.

Dividends

     We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends on our common stock in the foreseeable future.

     Information about dividends accrued and paid with respect to our Series A preferred stock can be found under Part II, Item 7 of this Annual Report on Form 10-K under the heading “Results of Operations – Description of Our Revenues, Costs and Expenses,” and under Note 7 to the Financial Statements included with this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

     The information required by this Item 5 regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

     On May 15, 2003, we consummated a private placement transaction with certain investors to raise $29.5 million through the issuance of 26,227,668 shares of Series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of common stock. The shares of common stock and the warrant were issued under Regulation D of the Securities Act of 1933. The proceeds to the Company, net of offering costs of approximately $849,000, were approximately $28.6 million. The Company classified the Series A convertible preferred stock outside of permanent equity since the holders of the Series A convertible preferred stock could redeem their shares at any time for shares of the Company’s common stock. On June 21, 2004, holders of all outstanding shares of Series A convertible preferred stock agreed to convert all of their shares of Series A convertible preferred stock into shares of our common stock in connection with a common stock private placement financing, as described below. During the first quarter of 2004, the Series A preferred stock earned a dividend of approximately $700,000, which the Company elected to add to the liquidation preference of the Series A convertible preferred stock. As an inducement to convert their shares into common stock in connection with the Common Stock Private Placement consummated on June 21,

2004, the remaining Series A preferred shareholders received the dividend earned for the period between April 1, 2004 and June 21, 2004 in cash, which totaled approximately $500,000. In addition, the Series A preferred shareholders received a cash conversion premium of 7% of the accreted value of Series A Preferred Stock as of March 31, 2004, which totaled $1.7 million. Therefore, the total dividend charged recorded by the Company for year ended December 31, 2004 was approximately $2.9 million.

     In June 2004, we completed an $18.8 million private placement financing, net of offering costs of approximately $1.2 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facility. A portion of the proceeds from the financing are also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. We issued 7,662,835 shares of our common stock and warrants to purchase up to 2,298,851 shares of our common stock to certain institutional investors in the financing. Additionally, in connection with the financing, we issued a warrant to purchase 125,000 shares of common stock to the placement agent, with terms substantially identical to the terms of the warrants issued to investors in the financing. The shares of common stock and the warrants were originally issued under Regulation D of the Securities Act of 1933. The shares of common stock issued directly and the shares of common stock underlying the warrants issued in the financing were subsequently registered for resale under the Securities Act of 1933 on Form S-3. The shares of common stock were sold at a per share price of $2.61, which represented a 10% discount to the $2.90 closing price of shares of our common stock as reported on the Nasdaq National Market as of the close of business on June 15, 2004. The warrants entitle the holders to purchase the underlying shares at an exercise price of $3.34 per share. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009.

     In August 2004, the Company issued a warrant to purchase 89,955 shares of the Company’s common stock to Silicon Valley Bank as compensation for establishing revolving credit facility. Silicon Valley Bank is an “accredited investor” as defined the Securities Act of 1933, as amended (the “Act”). The warrant was issued pursuant to Regulation D under the Act and has not been registered with the Securities and Exchange Commission. The warrant entitles Silicon Valley Bank to purchase shares of the Company’s common stock at an exercise price of $3.34 per share. Upon issuance, such shares will be deemed to be fully paid and non-assessable. The warrant is exercisable in whole or in part at any time on or prior to August 25, 2009. Until such time as the warrant is exercised in full or expires, the purchase price per share and the number of shares to be issued upon exercise are subject to adjustment from time to time as set forth in the Warrant to Purchase Stock, dated August 26, 2004. Silicon Valley Bank also holds certain registration rights with respect to the warrant as set forth in a Registration Rights Agreement dated August 26, 2004. In accordance with the terms of the warrant, and for regulatory reasons and not with a view to sale or distribution in violation of applicable federal and state securities laws, this warrant was subsequently transferred from Silicon Valley Bank to Silicon Valley Bancshares, an affiliate of Silicon Valley Bank. Proceeds received by the Company upon the exercise of the warrant, if any, will be used for general and working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA:

     You should read the data set forth below in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2002, 2003, and 2004 and the balance sheet data at December 31, 2003 and 2004 have been derived from our audited financial statements which appear elsewhere in this filing. The statement of operations data presented below for the years ended December 31, 2000 and 2001, and the balance sheet data at December 31, 2000, 2001 and 2002 have been derived from our audited financial statements, which are not included in this filing.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Product revenues	$419	$1,546	$5,296	$7,746	$22,240
Research revenues	1,753	932	1,448	1,565	1,296

Total revenues	2,172	2,478	6,744	9,311	23,536

Operating Expenses:
Cost of product revenues	2,795	9,649	12,405	15,379	29,717
Research and development expenses, including cost of research revenues	3,382	3,063	3,692	3,791	4,931
Selling, general and administrative expenses	2,505	4,088	4,520	5,337	7,797

Total operating expenses	8,682	16,800	20,617	24,507	42,445

Operating loss	(6,510)	(14,322)	(13,873)	(15,196)	(18,909)
Other income (loss), net	1,305	1,845	674	222	(454)

Net loss	(5,205)	(12,477)	(13,199)	(14,974)	(19,363)
Accretion, dividends and conversion premiums on Series A convertible preferred stock	(2,283)	—	—	(13,498)	(2,904)

Net loss attributable to common stockholders	$(7,488)	$(12,477)	$(13,199)	$(28,472)	$(22,267)

Net loss per share attributable to common stockholders (basic and diluted)	$(2.96)	$(1.10)	$(1.16)	$(2.39)	$(0.67)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	2,530	11,304	11,405	11,899	33,204

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$45,994	$26,263	$8,483	$20,340	$11,942
Working capital	46,056	26,591	12,544	22,039	14,281
Total assets	55,783	44,861	31,963	45,976	49,721
Convertible preferred stock	—	—	—	27,032	—
Total stockholder’s equity	54,143	43,055	29,913	16,944	41,520

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     We caution readers that statements in this Annual Report on Form 10-K that are not strictly historical statements, including, but not limited to: statements reflecting our expectations regarding the timing, cost, and success of our manufacturing scale-up at our facility in Marlboro, Massachusetts and future manufacturing expansion and production, as well as related financing requirements; future financial performance; our technology and product development, cost and performance; our current and future strategic relationships and future market opportunities; and our other business and technology strategies and objectives, constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, those risks and uncertainties described below under the heading “Certain Factors Which May Affect Future Results” and elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (“SEC”), copies of which may be accessed through the SEC’s Web Site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

EXECUTIVE OVERVIEW

     We develop, manufacture and market solar power products enabled by our String Ribbon technology that provide reliable and environmentally clean electric power throughout the world. Solar power products use interconnected photovoltaic cells to generate electricity from sunlight. To date, our product sales have been primarily solar modules, which are used to generate electricity for on-grid and off-grid applications. Off-grid applications serve markets where access to conventional electric power is not economical or physically feasible. Solar power products can provide a cost-competitive, reliable alternative for powering highway call boxes, microwave stations, portable highway road signs, remote street or billboard lights, vacation homes, rural homes in developed and developing countries, water pumps and battery chargers for recreational vehicles and other consumer applications. More recently, the substantial majority of our products have been used by on-grid customers as a clean, renewable source of alternative or supplemental electricity.

     We made significant progress on our capital expansion program aimed at roughly quadrupling our production capacity by adding a second manufacturing line as well as other improvements to the manufacturing equipment, which we expect to be scaled to capacity by mid-2005. During 2004 our product sales were constrained by our manufacturing capacity despite the fact that by September 2004, we had approximately tripled our manufacturing capacity over 2003. By year end, we had increased our plant’s annualized production rate to approximately 12 MW. All older generation single ribbon furnaces have been converted to or replaced by more cost-effective, dual-ribbon furnace technology. Since product revenue has been limited by capacity, the planned expansion in Marlboro should enable additional revenue growth during 2005, and the increased production volumes should also improve our product gross margins. We have already begun to realize revenue growth resulting from the expansion that has been completed thus far. Specifically, our product revenues for the year ended December 31, 2004 represent a 187% increase over our product revenues for 2003. Furthermore, we had positive product gross margin for the fourth quarter of 2004 of 5.3%, the first time in the company’s history to achieve positive gross margin.

     In June 2004, we completed an $18.8 million private placement financing, net of offering costs of approximately $1.2 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facility. A portion of the proceeds from the financing was also used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. We issued 7,662,835 shares of our common stock and warrants to purchase up to 2,298,851 shares of our common stock to certain institutional investors in the financing. Additionally, in connection with the financing, we issued a warrant to purchase 125,000 shares of common stock to the placement agent, with terms identical to the terms of the warrants issued to investors in the financing. The shares of common stock were sold at a per share price of $2.61, which represented a 10% discount to the $2.90 closing price of shares of our common stock as reported on the Nasdaq National Market as of the close of business on June 15, 2004. The warrants entitle the holders to purchase the underlying shares at an exercise price of $3.34 per share. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009.

     In August 2004, we entered into a one-year revolving credit facility in the amount of $5.0 million with Silicon Valley Bank, which will be used to further support our ongoing expansion plans. The credit facility is secured by a first-priority collateral interest we granted to Silicon Valley Bank in substantially all of our assets.

     In January 2005, we entered into a strategic partnership agreement with Q-Cells. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbon technology. We believe this strategic partnership will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European Union solar market. As part of the strategic partnership, subject to certain conditions under the strategic partnership agreement, we and Q-Cells have agreed to finance a majority of the expenditures necessary for the build-out and initial operation of the strategic partnership through cash capital contributions in amounts payable over time that total to €44 million (approximately $57 million), of which we would be responsible for 75.1%. In addition to these funds, our objective is to finance approximately €26 million (approximately $34 million) through public grants under a German government grant program. If we and Q-Cells are unsuccessful in obtaining the German government grants, or if either party is unable to finance it’s pro rata share of the required capital, we and Q-Cells would have the ability to terminate the strategic partnership. As a result, the strategic partnership remains subject to the risk that the parties may be unable to finance, both directly and through government or third party sources, the costs of the establishment of the facility, which would cause a significant delay in our ability to expand our manufacturing capacity and our ability to significantly grow revenues and achieve profitability.

     In February 2005, we completed a $61.9 million common stock offering, net of offering costs of approximately $4.8 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facility and the expenditures necessary for the initial build-out and initial operation of the strategic partnership with Q-Cells. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. For this common stock offering, we issued 13,346,000 shares of our common stock. The shares of common stock were sold at a per share price of $5.00 (before deducting underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of our common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

     We believe that our current cash, cash equivalents, short-term investments and revolving credit facility will be sufficient to fund our planned manufacturing capacity expansion to our target level of 15 megawatts, fund our expected commitments with our strategic partnership with Q-Cells for its initial 30 megawatts of capacity and to fund our operating expenditures over the next twelve months. We will need to raise additional capital in order to further enhance our operating infrastructure and to further increase capacity. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements in accordance with generally accepted accounting principals requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, if applicable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

     We also evaluate the facts and circumstances related to our customers and consider whether risk of loss has not passed to the customer upon shipment. We consider whether our customer is purchasing our product for stock, and whether contractual or implied rights to return the product exist or whether our customer has an end user contractually committed. To date, we have not offered rights to return our products other than for normal warranty conditions.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, such that their ability to make payments was impaired, additional allowances could be required.

     Revenue from research grants is generally recognized as services are rendered to the extent of allowable costs incurred.

Inventory

     Inventory is valued at the lower of cost or market. Certain factors may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. We sold our finished goods inventory at prices that are below the sum of our fixed and variable costs per unit during the first nine months in 2004. Estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We treat lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

Warranty

     We provide for the estimated cost of product warranties at the time revenue is recognized. Given our limited operating history, we use historical industry solar panel failure rates as the primary basis for our warranty provision calculation. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. If our actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Since we have a limited operating history and our manufacturing process differs from industry standards, our experience may be different from the industry data used as a basis for our estimate. While our methodology takes into account these uncertainties, adjustments in future periods may be required as our products mature.

Long-lived Assets

     Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that an impairment is required, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes further reducing our manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods. All of our long-lived assets are located in the United States.

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

Results of Operations

Description of Our Revenues, Costs and Expenses

     Product revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. Product revenues represented 94% of total revenues for the year ended December 31, 2004, 83% of total revenues for the year ended December 31, 2003 and 79% of total revenues for the year ended December 31, 2002. International product sales accounted for approximately 74%, 72% and 69% of total product revenues for the years ended December 31, 2004, 2003 and 2002, respectively. A European distributor accounted for approximately 46%, 47%, and 57% of total product revenue for the years ended December 31, 2004, 2003 and 2002, respectively. Another European distributor accounted for approximately 20% and 10% of total product revenue for the years ended December 31, 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

The following table summarizes our concentration of total revenue:

% of total revenue	2003	2004
By geography:
U.S. distributors	23%	25%
U.S. Government (research revenue)	17%	6%
Germany	53%	69%
All other	7%	—

	100%	100%

By customer:
European distributor #1	39%	44%
European distributor #2	9%	19%
National Renewable Energy Laboratory (research revenue)	10%	5%
All other	42%	32%

	100%	100%

     Research revenues. Research revenues consist of revenues from various state and federal government agencies to fund our ongoing research, development, testing and enhancement of our products and manufacturing technology. We have not in the past, nor is it our intention in the future, to pursue contracts that are not part of our ongoing research activities. We recognize research revenues as services are rendered. During 2004, we had one active multi-year research contract with the National Renewable Energy Laboratory. As of December 31, 2004, approximately $2.9 million in revenue has been recorded on the contract, and we expect the remaining $0.1 million of revenue will be recognized as work is performed over the remaining life of the contract, which expires on March 31, 2005.

     Cost of product revenues. Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent, royalties on licensed technology, warranty costs, and other support expenses associated with the manufacture of our solar power products. We expect to continue to experience costs in excess of product revenues until we are able to achieve greater manufacturing efficiencies, higher yields, and production levels near our targeted 15 MW, which we currently anticipate in mid-2005.

     Research and development expenses, including cost of research revenues. Research and development expenses, including cost of research revenues, consist primarily of salaries and related personnel costs, consulting fees and prototype costs related to the design, development, testing and enhancement of our products and manufacturing technology. We expense our research and development costs as incurred. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers. As a result, we expect that our total research and development expenses will increase in the future.

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

     Other income (loss), net. Other income (loss), net consists of net interest income primarily from interest earned on the holding of short-term, high quality commercial paper, corporate bonds and United States government-backed securities, less any bond premium amortization, interest on any outstanding debt, as well as gains and losses associated with the mark-to-market adjustments of financial instruments denominated in foreign currencies.

     Accretion, dividends and conversion premiums on Series A convertible preferred stock. On May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12 to several purchasers. Outstanding shares of Series A convertible preferred stock paid a compounding dividend of 10% per annum, paid quarterly, in cash, or at our election to be added to the liquidation preference of the series A convertible preferred stock on a quarterly basis, which would result in an increase in the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock. On June 21, 2004, holders of all outstanding shares of Series A convertible preferred stock agreed to convert all of their shares of Series A convertible preferred stock into shares of our common stock in connection with our private placement financing. During the first quarter of 2004, the Series A convertible preferred stock earned a dividend of approximately $0.7 million, which we elected to add to the liquidation preference of the Series A convertible preferred stock. As an inducement to convert their shares into common stock in connection with our June 2004 private placement financing, the remaining Series A preferred stockholders received the dividend earned for the period between April 1, 2004 and June 21, 2004 in cash, which totaled approximately $0.5 million. In addition, the Series A convertible preferred stockholders received a cash conversion premium of 7% of the accreted value as of March 31, 2004, which totaled $1.7 million. Therefore, the total dividend and conversion premium charge we recorded for the period ended December 31, 2004 was approximately $2.9 million.

     Net loss attributable to common stockholders. Net loss attributable to common stockholders consists of net losses and dividends earned by the Series A convertible preferred stockholders.

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 and 2003

     Revenues. Our product revenues for the year ended December 31, 2004 were $22.2 million, an increase of $14.5 million, or 187%, from $7.7 million for the same period in 2003. The increase in product revenues was due to the increased production capacity of our manufacturing facility in Marlboro, Massachusetts, our increased marketing and sales activities, and favorable foreign exchange rates. Research revenues for the year ended December 31, 2004 were $1.3 million, a decrease of $269,000, or 17%, from $1.6 million for the same period in 2003. Research revenue decreased during 2004 as we had only one multi-year research contract versus two during the same period in 2003.

     Cost of product revenues. Our cost of product revenues for the year ended December 31, 2004 was $29.7 million, an increase of $14.3 million, or 93%, from $15.4 million for the same period in 2003. This increase was associated with increased production at our Marlboro facility. Approximately 46% of the increase was due to increases in materials purchased associated with increased production, approximately 24% was due to increases in personnel costs due to increases in salaries associated with additional personnel, and approximately 19% was due to increases in depreciation associated with added production equipment. Product gross margin for the year ended December 31, 2004 was –34% versus -99% for the same period in 2003. Product gross margin improved due primarily to improvements in yield and efficiency associated with the scale-up of our second manufacturing line, increased sales volume and favorable exchange rates offset by losses realized upon disposal of fixed assets. During the second quarter of 2004 and as a result of our successful closing of the Common Stock Private Placement consummated on June 21, 2004, we disposed of several pieces of manufacturing equipment in order to replace them with more technologically advanced equipment expected to increase total manufacturing capacity in its Marlboro facility to a target level of 15 megawatts. Equipment with a gross value of $3.7 million was disposed of during the second quarter, for no proceeds, and we realized a loss on disposal of $2.0 million. The loss on disposal of fixed assets is included in cost of product revenues. In addition to the equipment disposals, we accelerated the rate of depreciation of some of our other equipment during 2004 that was disposed of, resulting in incremental depreciation expense of approximately $533,000 for period ended December 31, 2004, which is also included in cost of product revenues.

     Due to the relatively large component of fixed costs, product gross margins are highly dependent on sales volumes and prices. We do not expect substantial further improvements in product gross margin during 2005. We realize positive gross margins when our Marlboro manufacturing facility operates at about its target capacity of 15 megawatts. However, we expect that significant portions of manufacturing capacity at our Marlboro manufacturing facility will be dedicated to research and development programs for purposes of achieving faster commercialization of technology improvements, which will keep gross margins lower than could potentially be realized throughout 2005. Further improvements in gross margin will result from increases in manufacturing scale and technology improvements. For example, during 2004 we demonstrated in research a new wafer growth process that can grow four ribbons from a single furnace. Although this technology is still very much under development and we cannot be certain that it will ever be commercialized, it holds the promise of significant further cost reductions. Additionally, further capacity expansion beyond 15 megawatts as well as further process and technology improvements will be required to achieve overall profitability.

     Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the year ended December 31, 2004 were $4.9 million, an increase of $1.1 million, or 30%, from $3.8 million for the same period in 2003. The increase was due mainly to increased labor and consulting costs associated with internal initiatives aimed to improve our manufacturing technology and activities associated with the planning for the next manufacturing capacity expansion.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2004 were $7.8 million, an increase of $2.5 million, or 46%, from $5.3 million in 2003. Approximately 41% of the increase was due to increases in salaries associated with additional personnel, approximately 46% of the increase was due to higher professional service fees associated with our Sarbanes-Oxley Act compliance activities as well as legal fees associated with our strategic partnership arrangement with Q-Cells, and most of the remainder of the increase was due to increased costs associated with being a public company. As a result of the requirement to comply with various aspects of the Sarbanes-Oxley Act, most notably Section 404 regarding reporting on internal controls over financial reporting, we expect that activities undertaken in response to the Act will increase our administrative costs for the foreseeable future.

     Other income (loss), net. Other income (loss), net for the year ended December 31, 2004 was $454,000 versus other income of $222,000 for the same period in 2003. The other loss was due primarily to unrealized losses associated with the mark-to-market adjustments of our forward foreign exchange contracts. In 2004, we began to manage our foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into U.S. dollars of foreign currency denominated transactions. As of December 31, 2004, the Company had forward currency contracts denominated in Euros totaling €8.5 million. Total unrealized losses for the period ended December 31, 2004 were approximately $683,000.

     Accretion, dividends and conversion premiums on Series A convertible preferred stock. On May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at an exercise price equal to $3.37 per share for $100,000. A total of $29.5 million was raised as a result of the consummation of the transaction, which was partially offset by financing costs of $849,000. As a result of the preferred stock financing, accretion and dividends of $13.5 million were recorded through December 31, 2003. Approximately $11.7 million of this charge relates to accretion that was recognized immediately (during the second quarter of 2003) because the holders of shares of the Series A convertible preferred stock are entitled to convert their shares into common stock at any time. The sources of the discounts on issuance requiring this accretion charge are summarized in the following table:

Beneficial conversion feature	$10,314,000
Proceeds allocated to the fair value of common stock warrant	525,000
Financing costs	849,000

Total preferred stock accretion and dividends	$11,688,000

     The difference between the issuance price of the Series A convertible preferred stock and the fair value of our common stock on the date of issuance of the Series A convertible preferred stock resulted in a beneficial conversion feature totaling approximately $10.3 million, which was calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments

     The total proceeds of $1.1 million from Beacon Power Corporation were allocated between the Series A convertible preferred stock (approximately $475,000) and the warrant (approximately $625,000) based on their relative fair values. The value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of approximately 2% and a term of three years. The difference between the proceeds allocated to the relative fair value of the warrant, $625,000, and the amount paid for the warrant, $100,000, or $525,000 contributed to the initial accretion charge of $11.7 million.

     Shares of Series A convertible preferred stock pay a compounding dividend of 10% per annum, paid quarterly, in cash, or at our election to be added to the liquidation preference of the Series A convertible preferred stock on a quarterly basis, which resulted in an increase in the number of shares of common stock issued upon conversion of the Series A convertible preferred stock. For the year ended December 31, 2003, $1.8 million in dividends accrued on the outstanding Series A convertible preferred stock, which we elected to add to the liquidation preference of the Series A convertible preferred stock.

     On June 21, 2004, holders of all outstanding shares of Series A convertible preferred stock agreed to convert all of their shares of Series A convertible preferred stock into shares of our common stock in connection with the Common Stock Private Placement. During the first quarter of 2004, the Series A preferred stock earned a dividend of approximately $700,000, which the Company elected to add to the liquidation preference of the Series A convertible preferred stock.

     As an inducement to convert their shares into common stock in connection with the Common Stock Private Placement consummated on June 21, 2004, the remaining Series A preferred shareholders received the dividend earned for the period between April 1, 2004 and June 21, 2004 in cash, which totaled approximately $500,000. In addition, the Series A preferred shareholders received a cash conversion premium of 7% of the accreted value as of March 31, 2004, which totaled $1.7 million. Therefore, the total dividend and conversion premium charge recorded by the Company for year ended December 31, 2004 was approximately $2.9 million.

     Net loss attributable to common stockholders. Net loss attributable to common stockholders was $22.3 million and $28.5 million for the years ending December 31, 2004 and December 31, 2003, respectively. The decrease in net loss attributable to common stockholders was due a decrease in the combined accretion and dividend charges associated with the Series A convertible preferred stock financing, which was consummated on May 15, 2003, offset by an overall increase in net operating losses associated with the scale-up of our operations.

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

     Cost of product revenues. Our cost of product revenues for the year ended December 31, 2003 was $15.4 million, an increase of $3.0 million, or 24%, from $12.4 million for the same period in 2002. This increase was associated with increased production at our Marlboro facility. Approximately 24% of the increase was due to higher depreciation expense resulting from equipment placed in service at our Marlboro manufacturing facility, approximately 53% of the increase was due to increases in materials purchased due to increased production, and most of the remainder was due to increases in salaries associated with additional personnel. Product gross margin for the year ended December 31, 2003 was –99% versus -134% for the same period in 2002. Product gross margin improved primarily due to yield and efficiency improvements associated with the scale-up of our manufacturing line and higher sales volume.

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

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2003 were $5.3 million, an increase of $817,000, or 18%, from $4.5 million in 2002. Approximately 54% of the increase was due to increases in insurance costs, approximately 18% of the increase was due to increases in advertising and other marketing programs, and most of the remainder of the increase was due to higher professional service fees.

     Other income (loss), net. Our other income (loss), net for the year ended December 31, 2003 was $222,000, a decrease of $452,000, or 67%, from $674,000 for the same period in 2002. The decrease was due to declining cash and investment balances for a portion of the period resulting from capital equipment purchases and funding of operations and generally lower yields realized on marketable securities.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At December 31, 2004, we had working capital of $14.3 million, including cash, cash equivalents and marketable securities of $11.9 million.

     Net cash used in operating activities was $14.3 million, $9.4 million and $15.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. The use of cash for operating activities in the year ended December 31, 2004 was due primarily to losses from operations of $19.4 million, increases in inventory of $0.9 million and an increase in accounts receivable of $5.0 million, offset by increases in accounts payable and accrued expenses of approximately $4.3 million and depreciation and losses on fixed asset disposals of $5.4 million. The increases in net loss, accounts receivable and accounts payable for the year ended December 31, 2004 are all attributable to the overall growth of the business and associated increases in working capital requirements. The use of cash for operating activities in the year ended December 31, 2003 was due to losses from operations of $15.0 million partially offset by depreciation expense of $2.0 million, losses on equipment disposals of $513,000, and a decrease in accounts receivable of $1.8 million. The use of cash for the period ending December 31, 2002 was due to operating losses of $13.2 million, increase in accounts receivable of $2.5 million, increase in inventory of $1.2 million, partially offset by depreciation expense of $2.0 million.

     We have not experienced any significant trends in accounts receivable other than changes relative to the increase in revenue. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers. Our days sales outstanding was 116 days, 56 days and 57 days for the quarters ended December 31, 2002, 2003 and 2004, respectively.

     Net cash provided by investing activities was $12.9 million for the year ended December 31, 2002, as compared to net cash used in investing activities of $15.8 million and $1.9 million for the years ended December 31 2003 and 2004, respectively. For the year ended December 31, 2002, net cash was provided by maturing and selling marketable securities as required to fund operations and purchases of equipment associated with the build-out of the second manufacturing line at our Marlboro manufacturing plant, offset by purchases of marketable securities and purchases of equipment. Net cash used in investing activities for the years ended December 31, 2003 and 2004 was due to purchases of equipment and marketable securities, partially offset by proceeds from the sale and maturity of marketable securities.

     Net cash provided by financing activities was $10,000, $28.6 million and $18.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. The cash provided by financing activities during the year ended December 31, 2003 represents net proceeds from the shares of Series A convertible preferred stock and the warrant issued in conjunction with the Series A convertible preferred stock and warrant financing. The cash provided by financing activities during the year ended December 31, 2004 represents net proceeds from common stock issued in conjunction with the Common Stock Private Placement, offset by dividends and conversion premiums paid to the Series A convertible preferred shareholders. In addition to the Common Stock Private Placement, on August 26, 2004 we secured a $5.0 million working capital line of credit facility with Silicon Valley Bank, of which $1.5 million was drawn as of December 31, 2004. The facility will be used to further support our ongoing expansion plans and our strategy to be a leader in the global solar energy industry.

     Capital expenditures were $2.9 million, $7.1 million and $10.7 million for the years ended December 31, 2002, 2003 and 2004, respectively. Capital expenditures for the years ended December 31, 2002, 2003 and 2004 were primarily for equipment needed for our manufacturing facility. As of December 31, 2004, our outstanding commitments for capital expenditures were approximately $500,000, which were associated with infrastructure improvements and equipment purchases for our manufacturing facility. In 2004, we made significant progress on our capital expansion program aimed at roughly quadrupling our production capacity by adding a second manufacturing line as well as other improvements to the manufacturing equipment, which we expect could enable us to produce at an annualized production rate of approximately 15 MW by year end 2005.

     Under the strategic partnership agreement, we and Q-Cells have made a total equity commitment of 44#eu##eu# million (approximately $57 million) to finance a significant part of the construction of this facility and initial working capital requirements, of which we will contribute 75.1% and Q-Cells will contribute 24.9%. Except for amounts that we and Q-Cells have contributed on a pro rata basis to fund initial planning activities, our obligation to fund the balance of the equity commitment is conditioned upon our receipt of approval from German government authorities with respect to the public grants. Failing such approval, alternative funding from other public or private sources may be needed. In this regard, we have applied for government grants of approximately 26#eu##eu# million (approximately $34 million) to finance a significant portion of the construction costs of the facility.

     In February 2005, we completed a $61.9 million common stock offering, net of offering costs of approximately $4.8 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facility and the expenditures necessary for the initial build-out and initial operation of the strategic partnership with Q-Cells. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. For this common stock offering, we issued 13,346,000 shares of our common stock. The shares of common stock were sold at a per share price of $5.00 (before deducting underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of our common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

     We believe that our current cash, cash equivalents, marketable securities and revolving credit facility will be sufficient to fund our planned manufacturing capacity expansion to our target level of 15 megawatts, fund our expected commitments with our strategic partnership with Q-Cells for its initial 30 megawatts of capacity and to fund our operating expenditures over the next twelve months. We will need to raise additional capital in order to further enhance our operating infrastructure and to further increase capacity. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

     We do not have any special purpose entities or off-balance sheet financing arrangements.

     The following table summarizes our contractual obligations as of December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less than
	Years	1 Year	1-3 Years	4-5 Years	After 5 Years
Non-cancelable operating lease	$3,794,124	$668,997	$1,385,591	$1,440,242	$299,294
Capital commitments associated with joint venture with Q-Cells	43,000,000	43,000,000	—	—	—
Capital expenditure obligations	500,000	500,000	—	—	—
Raw materials purchase commitments	2,500,000	2,500,000	—	—	—

Total contractual cash obligations	$49,794,124	$46,668,997	$1,385,591	$1,440,242	$299,294

Our capital commitment associated with our strategic partnership with Q-Cells is required to be paid in Euros, which when translated at exchange rates at December 31, 2004, is approximately $43 million.

INCOME TAXES

     As of December 31, 2004, we had federal and state net operating loss carryforwards estimated to be approximately $40.1 million and $51.9 million, respectively, available to reduce future taxable income and tax liabilities which begin to expire in 2009 and 2005, respectively. We also had federal and state research and development tax credit carryforwards of approximately $182,000 and $489,000, respectively, which begin to expire in 2009, and state Investment Tax Credit carryforwards of approximately $665,000 which begin to expire in 2005 available to reduce future tax liabilities. Under provisions of the Internal Revenue Code, certain changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years. As a result of our May 2003 Series A convertible preferred stock financing, it is likely that an ownership change occurred within the definition of Internal Revenue Code Section 382. We have estimated our annual net operating loss and tax credit limitation to be approximately $800,000. We have reduced our federal net operating loss carryforwards, tax credit carryforward, and related valuation allowances by the estimated amount likely to expire unutilized as a result of such limitation. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. We have considered our history of losses and, in accordance with the applicable accounting standards, have provided a full valuation allowance against the deferred tax asset.

     The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. While we continue to analyze these new provisions in order to determine their impact to our financial statements, none of these changes, either individually or in the aggregate, is expected to have a significant effect on our income tax liability.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under Statement No. 128, “Earnings per Share.” This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities). The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. We have incurred losses for the years ended December 31, 2004 and 2003 and as our Series A convertible preferred stock outstanding did not have a contractual obligation to share in our losses, EITF 03-6 has no effect on our reported earnings per share.

     On December 16, 2004, FASB published Statement No. 123 (revised 2004), or Statement 123(R), Share-Based Payment. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. We are required to adopt SFAS 123R in the second quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the years 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. It is expected that the adoption of SFAS 123R will have a significant impact on our consolidated statements of operations and net income (loss) per share if the adoption results in amounts similar to those in the current proforma disclosure..

     On November 24, 2004, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). The standard adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Board made the decision to clarify the meaning of the term ‘normal capacity’. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of FAS 151 to have a material impact on our financial position or results of operations.

Certain Factors Which May Affect Future Results

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below.

Risks Relating to Our Financial Results

Evaluating our business and future prospects may be difficult due to the rapidly changing market landscape.

There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. Although we were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products and began shipping product from our pilot manufacturing facility in 1997, we first shipped commercial products from our Marlboro manufacturing facility in September 2001. Relative to the entire solar industry, we have shipped only a limited number of solar power modules and have recognized limited revenues.

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Marlboro,

Massachusetts manufacturing facility, and our business model and technology is unproven at significant scale. Moreover, our strategic partnership with Q-Cells is only in the early planning stages and because it is our first strategic partnership relationship, we have limited experience upon which to predict whether it will be successful. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

Since our inception, we have incurred significant net losses, including net losses of $19.4 million for the year ended December 31, 2004. We also had net losses of $13.2 million and $15.0 million for the years ended December 31, 2002 and 2003, respectively. Principally as a result of ongoing operating losses, we had an accumulated deficit of $75.7 million as of December 31, 2004. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

•	expand our manufacturing operations, whether domestically or internationally, including the manufacturing facility in Germany contemplated by our strategic partnership with Q-Cells;

•	develop our distribution network;

•	continue to research and develop our products and manufacturing technologies;

•	implement internal systems and infrastructure in conjunction with our growth; and

•	hire additional personnel.

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

Our quarterly revenue and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:

•	the size and timing of customer orders for or shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our String-Ribbon technology;

•	our ability to establish and expand key customer and distributor relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to establish a manufacturing facility in Germany as contemplated by our strategic partnership with Q-Cells at the costs and on the time frame that we expect;

•	the extent to which Q-Cells increases its ownership in the strategic partnership in the future and thereby reduces our share of profits and losses of the strategic partnership in future periods;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized material necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	one-time charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

•	the timing of adding the personnel necessary to execute our growth plan.

We anticipate that our operating expenses will continue to increase significantly, particularly as we increase our capital expenditures to build our planned manufacturing facility in Germany, as contemplated by our strategic partnership with Q-Cells. If our product revenues in any quarter do not increase correspondingly, our net losses for that period will increase. Moreover, given that a significant portion of our operating expenses is largely fixed in nature and cannot be quickly reduced, if our product revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected. For these reasons, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and you should not rely on results of operations in any particular quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or public market analysts in any quarter, the market value of our common stock would likely decrease, and it could decrease rapidly and substantially.

Risks Relating to Our Industry, Products and Operations

We will need to raise significant additional capital in order to fund our operations and to continue to grow our business, which subjects us to the risk that we may be unable to maintain or grow our business as planned and that our stockholders may be subject to substantial additional dilution.

In order to satisfy our existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facility, in June 2004 we consummated a $20 million private placement financing and in August 2004 we secured a $5 million line of credit. We also raised an additional $61.9 million, net of offering costs of approximately $4.8 million, from the public sale of our common stock in February 2005.We believe that our current cash, cash equivalents and short-term investments, together with the proceeds available under our line of credit, will be sufficient to fund our operating expenditures over the next 12 months. However, we will need to raise additional capital in order to further enhance our operating infrastructure, to further increase manufacturing capacity through the build-out of other manufacturing facilities, including the manufacturing facility we plan to build in Germany as contemplated by our strategic partnership with Q-Cells and to advance our research and development programs that are key to refining our products and to lowering our manufacturing costs. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether or not we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.

In addition, if we raise additional funds through the issuance of equity or convertible or exchangeable securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.

Our ability to expand our manufacturing capacity and therefore to increase revenue and achieve profitability depends to a large extent upon the success of our strategic partnership with Q-Cells. Our strategic partnership with Q-Cells is subject to numerous risks, many of which are outside of our control, and we cannot assure you that the strategic partnership will achieve its objective or otherwise be successful. If the strategic partnership is not successful, our business would be materially and adversely harmed and our stock price would decline.

In January 2005, we entered into a strategic partnership agreement with Q-Cells. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String

Ribbon technology. As part of the strategic partnership, subject to certain conditions under the strategic partnership agreement, we and Q-Cells have agreed to finance a majority of the expenditures necessary for the establishment and initial operation of the strategic partnership through cash capital contributions in amounts payable over time that total to 44 million Euros, of which we would be responsible for 75.1%. However, we plan to finance a significant portion of such expenditures through public grants under a German government grant program. If we and Q-Cells are unsuccessful in obtaining the German government grants, or if either party is unable to finance its pro rata share of the required capital, we and Q-Cells would have the ability to terminate the strategic partnership. As a result, the strategic partnership remains subject to the risk that the parties may be unable to finance, both directly and through government or third party sources, the costs of building the facility, which could cause the strategic partnership to be terminated before the facility is built and result in a significant delay in our ability to expand our manufacturing capacity and our ability to significantly grow revenues and achieve profitability. In addition, our strategic partnership with Q-Cells subjects us to the risks inherent in complex strategic partnership transactions with third parties located in international markets, including the following:

•	the strategic partnership will be highly dependent on Q-Cells’s expertise in the rapid development of solar product manufacturing facilities in Germany; therefore, if for any reason, Q-Cells does not devote the personnel necessary to assist us in the development of the facilities, the strategic partnership may experience delays and cost-overruns or may be unsuccessful in the establishment of the operation;

•	the strategic partnership contemplates that both we and Q-Cells will contribute certain technologies to the strategic partnership in order to establish a novel manufacturing processes based on a combination of our respective technologies; as such, the success of the strategic partnership depends on our ability to integrate our respective technologies and manufacturing processes in order to produce competitive solar products in the world marketplace; such integration is unproven and if we are unable to integrate our technologies and manufacturing processes, the prospects for the strategic partnership would be limited;

•	the establishment of the facility may result in cost overruns, delays, equipment problems and construction, start-up and other operating difficulties, any of which could adversely affect the ability of the strategic partnership to achieve or grow revenue on the timeframe we expect;

•	although initially a minority shareholder in the strategic partnership, Q-Cells will have the ability to influence the strategic direction of the strategic partnership and other material decisions of the strategic partnership; as a result, we may be unable to take certain actions that we believe would be in our best interests, which, given the expected materiality of the strategic partnership to our combined operations, could significantly harm our business; further, we may be liable to third parties for the material decisions and actions of Q-Cells in the strategic partnership, which actions may harm the strategic partnership and our business;

•	the establishment of the strategic partnership will require significant management attention and will place significant strain on our ability to manage effectively both our operations in Marlboro and the operations of the strategic partnership in Germany;

•	the strategic partnership may subject us to multiple, conflicting and changing laws, regulations and tax schemes;

•	the strategic partnership may be unable to obtain, maintain or enforce adequate intellectual property rights and protection due to limited or unfavorable intellectual property protection and may be subject to claims or suits alleging infringement of third party intellectual property rights;

•	under certain circumstances, if we exit the strategic partnership with Q-Cells, the strategic partnership entity will continue to have certain rights to our proprietary technologies that we are licensing to it and thereby compete with us;

•	two years after the date of the strategic partnership agreement, Q-Cells may engage in ribbon technology-related activities in competition with us;

•	limitations on dividends or restrictions against repatriation of earnings may limit our ability to capitalize on earnings from the strategic partnership;

•	the operation of the manufacturing facility may experience seasonal reductions in productivity common in certain foreign countries, such as the summer months in Europe;

•	the strategic partnership may be subject to increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	the strategic partnership may be unable to successfully hire and retain the additional personnel necessary to operate the facility, which is expected to require approximately 400 employees for the initial capacity expansion;

•	we will be exposed to fluctuations in currency exchange rates; and

•	we may experience difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

As a result, there can be no assurance that the strategic partnership will be successful in establishing the facility or, once established, that the strategic partnership will attain the manufacturing capacity or the financial results that we currently expect.

The continuing improvement of our manufacturing facility in Marlboro, Massachusetts may take longer, cost more than we expect and may not deliver the performance improvements that we expect, which would likely result in lower revenues and earnings than anticipated.

If we fail to successfully continue the improvement of our Marlboro manufacturing facility, our business and results of operations would likely be materially impaired. We are in the process of implementing improvements to the manufacturing equipment in order to decrease the operating costs and to increase the annualized production rate of the manufacturing facility to a target level of approximately 15 MW. This process has required and will continue to require a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

•	we may experience cost overruns, delays, equipment problems and other operating difficulties;

•	our manufacturing processes use custom-built equipment that may not be delivered and installed in a timely manner;

•	our custom-built equipment may take longer and cost more to debug than planned and may never operate as designed;

•	we are incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful; and

•	we may elect to use a portion of our manufacturing capacity for research and development purposes, thereby reducing our commercial output from our Marlboro facility.

If we experience any of these or similar difficulties, we may be unable to complete the build-out of our Marlboro facility and our manufacturing capacity could be substantially constrained, in which case our per unit manufacturing costs would increase, we would be unable to increase sales as planned and our revenues and earnings would likely be materially impaired.

Our future success substantially depends on our ability to significantly increase our manufacturing capacity through the development of additional manufacturing facilities. We may be unable to achieve our capacity expansion goals as a result of a number of risks, which would limit our growth potential, impair our operating results and financial condition and cause our stock price to decline.

Our future success depends on our ability to increase our manufacturing capacity through the development of additional manufacturing facilities. If we are unable to do so, we may not be able to achieve the production volumes and per unit costs that will allow us to meet customer demand, maintain our competitive position and achieve profitability. Our ability to develop additional manufacturing facilities is subject to significant risk and uncertainty, including:

•	we may need to continue to raise significant additional capital through the issuance of equity or convertible or debt securities in order to finance the costs of development of any additional facility, which we may be unable to do on reasonable terms or at all, and which could be dilutive to our existing stockholders;

•	the build-out of any additional facility will be subject to the risks inherent in the development of a new manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals or problems with supplier relationships;

•	our manufacturing processes, particularly those that incorporate improvements to our String Ribbon technology, are unproven at large scale and may prove difficult to implement in any new facility;

•	we may be required to depend on third parties or strategic partnerships that we establish in the development and operation of a facility, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them;

•	the establishment of any new facility will require significant management attention, and our management team, which has limited experience in the development of such facilities, may be unable to execute the expansion plan effectively; and

•	if a new facility is established internationally, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to do so and otherwise be subject to the risks inherent in conducting business in a foreign jurisdiction as described elsewhere in this section.

If we are unable to develop and successfully operate additional manufacturing facilities, or if we encounter any of the risks described above, we may be unable to scale our business to the extent necessary to achieve profitability, which would cause our stock price to decline. Moreover, there can be no assurance that if we do expand our manufacturing capacity that we will be able to generate customer demand for our solar power products at these production levels or that we will increase our revenues or achieve profitability.

Because we depend on single and sole source suppliers for a number of specialized materials, including silicon, string and others necessary to manufacture our solar power products, we are susceptible to supplier and industry-wide supply shortages and price volatility, which could adversely affect our ability to meet existing and future customer demand for our products and cause us to make fewer shipments, generate lower than anticipated revenues and manufacture our products at higher than expected costs.

We have single and sole source suppliers for a number of specialized materials necessary to manufacture our solar power products, which makes us susceptible to quality issues, shortages and price changes for these materials. Specifically, our supplier of the silicon we use in the manufacture of our solar power products is also a supplier to the semiconductor industry, which has significantly greater buying power and market influence than we have or anyone else in the solar power industry has. As a result, the recent increase in the demand for silicon from the semiconductor industry may cause us to encounter shortages or delays in obtaining the specialized silicon to be used in the manufacture of our solar power products, which could result in customer dissatisfaction and decreased revenues. In addition, by December 2004 our silicon supplier raised prices approximately 43% since the second quarter, and has since raised the price an additional 38%, which has in the past negatively impacted, and could in the future negatively impact, our manufacturing costs. We acquire silicon from our supplier through purchase orders and we have no long-term commitments regarding supply or price from this supplier, which leaves us vulnerable to the risk that our supplier may stop supplying silicon to us for any reason, including its financial viability. If this occurs, our ability to manufacture our solar power products may be limited in any given period, which would cause our revenues to decline in any such period.

Our dependence on a limited number of third party suppliers for raw materials, key components for our solar power products and custom-built equipment for our operations could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.

We manufacture all of our solar power products using materials and components procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. We currently do not have contracts with many of our suppliers and may not be able to procure sufficient quantities of the materials and components necessary to manufacture our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us. Certain of the capital equipment used in the manufacture of our solar power products has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. Consequently, any damage to or break down of our manufacturing equipment at a time we are manufacturing commercial quantities of our products may have a material adverse impact on our business. For example, a supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our capacity expansion of our manufacturing facility and otherwise disrupt our production schedule or increase our costs of production.

We may fail to successfully bring to market our new solar power products under development, which may prevent us from achieving increased sales and market share.

Although we have been selling our solar power products since 1997, we expect to derive a substantial portion of our revenues from sales of our new solar power products that are under development and not yet commercially available. Some of these new products are derived from our innovative cell fabrication and advanced module design technologies, which are under development. Our total research and development expenses were $3.7 million, $3.8 million and $4.9 million for the years ended December 31, 2002, 2003 and 2004, respectively. If we fail to successfully develop our new solar power products or technologies, we will likely be unable to recover the losses we have incurred to develop these products and technologies and may be unable to increase our sales and market share and to become profitable. Many of our new product and manufacturing technologies are novel and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. Our manufacturing technologies have been tested only in our pilot manufacturing facility and, in most cases, only limited pre-production prototypes of our new products have been field-tested.

Our solar power products may not gain market acceptance, which would prevent us from achieving increased sales and market share.

The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;

•	our failure to produce solar power products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance;

•	whether or not customers accept our new module designs under development and the techniques we are developing to mount them; and

•	our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners.

If our solar power products fail to gain market acceptance, we would be unable to increase our sales and market share and to achieve and sustain profitability.

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. We believe that a variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others and other technologies may prove more advantageous for the commercialization of solar power products.

Our ability to increase market share and sales depends on our ability to successfully maintain our existing distribution relationships and expand our distribution channels.

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. For the year ended December 31, 2004, we sold our solar power products to approximately 40 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

From our inception through December 31, 2004, approximately 71% of our product sales have been made to distributors outside of the United States. Sales in Germany constituted approximately 69% of our total product sales for the year ended December 31, 2004. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, which could increase upon the establishment and operation of the manufacturing facility contemplated by our strategic partnership with Q-Cells, will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

•	difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

•	inability to obtain, maintain or enforce intellectual property rights;

•	encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries;

•	fluctuations in currency exchange rates relative to the U.S. dollar;

•	difficulty in recruiting and retaining individuals skilled in international business operations;

•	increased costs associated with maintaining international marketing efforts;

•	difficulty of enforcing revenue collection internationally; and

•	inability to develop, manufacture, market and sell our products and services in German and other international markets due to, for example, third-party intellectual property rights.

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

Our strategy includes establishing local manufacturing facilities in international markets. Although we have not yet constructed such a facility, our strategic partnership with Q-Cells contemplates the establishment of a manufacturing facility in Germany in 2005. As we implement our strategy, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to establish our manufacturing facilities in certain countries. In addition, we may potentially forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries where our local manufacturing facilities are located.

Our dependence on a small number of resellers may cause significant fluctuations or declines in our product revenues.

From our inception through December 31, 2004, our three largest resellers accounted for approximately 62% of our product sales and our 10 largest resellers accounted for approximately 80% of our product sales. Substantially all of our sales to these resellers are made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause on short notice and that generally do not require them to make minimum purchases. Consequently, our resellers are generally permitted to obtain products from other providers of solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these resellers. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:

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

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold solar modules since 1997, none of these modules has been operating more than seven years, and a majority of them have been operating less than two years. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

As part of our plan to accelerate the expansion of our manufacturing capacity and our distribution channels, we have recently entered into a strategic partnership with Q-Cells, a German company that is a leading manufacturer of solar cells. We intend to continue to establish strategic relationships with third parties in the solar power industry, particularly in international markets. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide you with no assurance that we will be able to establish other strategic relationships in the future, or that our strategic partnership with Q-Cells will be successful, and our inability in this regard will materially adversely affect our market penetration, our revenue growth and our ability to achieve profitability.

In addition, our strategic partnership with Q-Cells, as well as any other strategic alliances that we establish, will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control, which would in turn cause our stock price to decline.

The success of our business depends on the continuing contributions of our key personnel and our ability to attract and retain new qualified employees in a competitive labor market.

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals. If we were to lose the services of Richard M. Feldt, our Chief Executive Officer, President and a director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We do not carry key person life insurance on any of our senior management or other key personnel.

We had approximately 250 employees as of December 31, 2004, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products, develop our distribution network and operate our expanded manufacturing facility and the manufacturing facility we plan to be build in Germany as contemplated by our strategic partnership with Q-Cells. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

We may be affected by skilled labor shortages and labor disputes.

We require experienced engineers, technicians and machinists to conduct our business. No assurance can be given that the supply of these skilled persons will always be adequate to meet our requirements or that we will be able to attract an adequate number of skilled persons. Labor disputes could also occur at our manufacturing facilities, which may affect our business. While our employees are not currently represented by labor unions or organized under collective bargaining agreements, labor disputes could occur at any of our facilities, including our Marlboro facility and the facility we plan to build in Germany in connection with our strategic partnership with Q-Cells, which could adversely impact our revenues and operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting, beginning with this Annual Report on Form 10-K for the fiscal year ending December 31, 2004. We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, as we rapidly grow our business, including expansion related to our strategic partnership with Q-Cells, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our management team may not be able to successfully implement our business strategies because it has limited experience managing a rapidly growing company.

If our management team is unable to manage the rapid growth of our business operations, then our product development, the expansion of our manufacturing operations and distribution network and our sales and marketing activities would be materially and adversely affected. In connection with the planned expansion of our manufacturing capacity, including the manufacturing facility we plan to build in Germany as contemplated by our strategic partnership with Q-Cells, we have undergone and anticipate undergoing further rapid growth in the scope of our operations and the number of our employees, which is likely to place a significant strain on our senior management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by this rapid growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

•	fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	capital expenditures by customers that tend to decrease when the United States or global economy slows;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of government subsidies and incentives.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are over 20 companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Royal Dutch Shell, Sharp Corporation, RWE SCHOTT Solar, GE Energy and Sanyo Corporation. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs.

Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential resellers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the solar power market.

Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our products and services against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products and services:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

•	given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important;

•	our license, but not our right, to practice the String Ribbon technology terminated upon the expiration of the underlying patents, which occurred during 2003 and 2004, and our historical operating experience with String Ribbon technology and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage;

•	third parties may design around our patented technologies or seek to challenge or invalidate our intellectual property rights and there is no assurance that our intellectual property rights will deter infringement or misappropriation of our intellectual property;

•	we may incur significant costs and diversion of management resources in prosecuting or defending intellectual property infringement suits;

•	we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights, which may not be available to us, whether on reasonable terms or at all;

•	the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public; and

•	while our license to the underlying patents directed to the String Ribbon technology has expired, we own 4 United States patents, 9 pending United States patent applications, 2 granted European patent applications that have each been validated with enforceable rights in 18 foreign jurisdictions and 14 pending foreign patent applications directed to various aspects of the String Ribbon technology; however, our historical operating experience with String Ribbon technology and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage now that the licensed patents have expired.

If we are subject to litigation and infringement claims, they could be costly and disrupt our business.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the United States or other countries that are pertinent to our business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our current and future solar power products may be subject to claims that they infringe the patents or proprietary rights of others. The success of our technology efforts will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others.

We may receive notices from third parties alleging patent, trademark or copyright infringement, claims regarding trade secrets or contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our technology efforts. No third party has a current filed intellectual property lawsuit, arbitration or other proceeding against us. If a successful claim were brought against us, we would have to attempt to license the intellectual property right from the claimant or to spend time and money to design around or avoid the intellectual property. Any such license may not be available at reasonable terms, or at all.

We may, however, be involved in future lawsuits, arbitrations or other legal proceedings alleging patent infringement or other intellectual property rights violations. In addition, litigation, arbitration or other legal proceedings may be necessary to:

•	assert claims of infringement or misappropriation of or otherwise enforce our intellectual property rights;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of our intellectual property rights or those of others.

We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties’ intellectual property rights. We may also be restricted or prevented from developing, manufacturing, marketing or selling a solar power product or service that we develop. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

In addition, we may have to participate in proceedings before the United States Patent and Trademark office, or before foreign patent and trademark offices, with respect to our patents, patent applications, trademarks or trademark applications or those of others. These actions may result in substantial costs to us as well as a diversion of management attention. Furthermore, these actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products and services on which our business strategy depends.

We may be unable to adequately protect or enforce our proprietary information, which may result in its unauthorized use or reduced sales or otherwise reduce our ability to compete.

Our business and competitive position depend upon our ability to protect our proprietary technology, including any solar power products that we develop. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Any patents issued in connection with our efforts to develop new technology for solar power products may not be broad enough to protect all of the potential uses of the technology.

In addition, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a technology in-licensed to us, the protection of the intellectual property rights may not be in our hands. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the related solar power products.

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

•	independently develop substantially equivalent proprietary information, products and techniques;

•	otherwise gain access to our proprietary information; or

•	design around our patents or other intellectual property.

We pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we fail to maintain trade secret and patent protection, our potential, future revenues may be decreased.

If the effective term of our patents is decreased due to changes in patent laws or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. For example, the United States patent laws were amended in 1995 to change the term of patent protection from 17 years after the date of a patent’s issuance to 20 years after the earliest effective filing date of the application for a patent, unless the application was pending on

June 8, 1995, in which case the term of a patent’s protection expires either 17 years after its issuance or 20 years after its filing, whichever is later. Because the average time from filing of patent application to issuance of a patent there from is usually at least one year and, depending on the subject matter, may be more than three years, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to refile some of our patent applications to disclose additional subject matter and, in these situations, the patent term will be measured from the date of the earliest priority application to which benefit is claimed in such a patent application. This would shorten our period of patent exclusivity and may decrease the revenues that we might obtain from the patents.

International intellectual property protection is particularly uncertain and costly, and we have not obtained or sought patent or trademark protection in many foreign countries where our solar power products and services may be developed, manufactured, marketed or sold.

Intellectual property law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. Moreover, we have not sought, obtained or maintained patent and trademark protection in many foreign countries in which our solar power products and services may be developed, manufactured, marketed or sold by us or by others.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

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

We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 6% for the year ended December 31, 2004. As of December 31, 2004, we had one active research contract with the National Renewable Energy Laboratory.

These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could impair our ability to develop our solar power technologies. In addition, contracts involving government agencies may be terminated or modified at the convenience of the agency. Other risks include potential disclosure of our confidential information to third parties and the exercise of “march-in” rights by the government. Our government-sponsored research contracts are subject to audit and require that we provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of our sensitive confidential information. Moreover, the failure to provide these reports or to provide inaccurate or incomplete reports may provide the government with rights to any intellectual property arising from the related research. March-in rights refer to the right of the United States government or government agency to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give the United States industry preference. Funding from government contracts also may limit when and how we can deploy our technology developed under those contracts.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all foreign, federal, state and local regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products we sell results in injury. Since our products are electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since sales of our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate to cover these claims, they could require us to make significant payments.

Risks Related to Our Common Stock

Our officers and directors control approximately 21% of our voting stock and may be able to significantly influence corporate actions.

As of March 2, 2005, our executive officers and directors and entities affiliated with them beneficially owned approximately 21% of our voting stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments and the approval of mergers or other business combinations. The interests of these and other of our existing stockholders may conflict with the interests of our other stockholders.

The price of our common stock has been volatile.

Our common stock is quoted on the Nasdaq National Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from $2.04 to $7.30 for the 52-week period ended March 2, 2005. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The Nasdaq National Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile.
In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

We are subject to anti-takeover provisions in our charter and by-laws and under Delaware law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation and by-laws, as well as Delaware law, could make it more difficult and expensive for a third party to pursue a tender offer, change in control transaction or takeover attempt that is opposed by our board of directors. Stockholders who wish to participate in these transactions may not have the opportunity to do so. We also have a staggered board of directors, which makes it difficult for stockholders to change the composition of our board of directors in any one year. If a tender offer, change in control transaction, takeover attempt or change in our board of directors is prevented or delayed, the market price of our common stock could decline. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

We can issue shares of preferred stock that may adversely affect your rights as a stockholder of our common stock.

Our certificate of incorporation authorizes us to issue up to 27,227,668 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of stockholders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the stockholders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the stockholders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.

We have in the past and we may in the future issue additional shares of authorized preferred stock at any time.

Our failure to comply with applicable listing standards could result in the ineligibility of our common stock for quotation on the Nasdaq National Market and severely limit the ability to sell our common stock.

Our common stock is quoted on the Nasdaq National Market. Under Nasdaq’s listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq will notify us that we may be delisted from the Nasdaq National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 90 days following notification by Nasdaq, our common stock may no longer be eligible for quotation on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for quotation on the Nasdaq National Market. In addition, if our common stock were no longer eligible for such quotation, our stockholders would not be able to sell our common stock on the Nasdaq National Market, and their ability to sell any of our common stock could be severely if not completely limited.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

INTEREST RATE RISK

We do not use derivative financial instruments to manage interest rate risk. Interest income earned on our cash, cash equivalents and marketable securities is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. For these reasons, a hypothetical 100-basis point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

FOREIGN CURRENCY EXCHANGE RATE RISK

For the year ended December 31, 2004, all of our product sales into Europe were denominated in Euros, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 73% of product revenues for the year ended December 31, 2004. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent adverse change in exchange rate would have had a material effect on our consolidated financial position, reducing revenue and earnings by approximately 7%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.

In 2004, the Company began to manage its foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. As of December 31, 2004, the Company had forward currency contracts denominated in foreign currency totaling #eu#8.5 million. At December 31, 2004, the translated fair market value of outstanding forward exchange contracts was $11.6 million. The Company recorded unrealized losses of approximately $683,000 for the year ended December 31, 2004, respectively in connection with the marking to market of its forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Company’s Financial Statements and related Notes and the Report of Independent Registered Public Accounting Firm are included beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

ITEM 9A. CONTROLS and PROCEDURES:

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2004, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment, management has utilized the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based on its assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

On December 15, 2004, the Compensation Committee (the “Compensation Committee”) of the Board of Directors recommended for approval by the Board of Directors (i) a bonus pool for non-CEO employees of up to $300,000, (ii) an stock option bonus pool for non-CEO employees of up to 300,000 shares, and (iii) a cash bonus to the Chief Executive Officer of $150,000 (of which $100,000 is due pursuant to the Chief Executive Officer’s employment offer letter and $50,000 of which is in addition to such amounts due).

On December 15, 2004, the Board of Directors approved the Compensation Committee’s recommendations to establish a cash bonus pool for non-CEO employees of up to $300,000 and an stock option bonus pool of up to 300,000 shares (both to be distributed as determined by the Compensation Committee), and a cash bonus to Richard M . Feldt, the Company’s Chief Executive Officer, of $150,000 (of which $100,000 is due pursuant to the Mr. Feldt’s employment offer letter and $50,000 of which is in addition to such amounts due).

In February 2005, the Compensation Committee approved cash bonus payments from the previously approved bonus pool for the non-CEO named executive officers as follows:

		Cash
Name	Position	Bonus
Richard G. Chleboski	Chief Financial Officer, Vice President, Treasurer and Secretary	$17,852
Mark A. Farber	Vice President, Strategic Planning	$22,314
Dr. Jack I. Hanoka	Vice President and Chief Technical Officer	$17,757
John J. McCaffrey, Jr.	Vice President, Manufacturing and Engineering	$19,764

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Directors and Executive Officers

     The following table sets forth certain information with respect to our executive officers and directors, with ages as of March 10, 2005.

Name	Age	Position
Richard M. Feldt	53	Chief Executive Officer, President and Director
Richard G. Chleboski	39	Chief Financial Officer, Vice President, Treasurer and Secretary
Dr. Jack I. Hanoka	69	Vice President and Chief Technical Officer
Dr. Terry Bailey	50	Senior Vice President, Marketing and Sales
Mark A. Farber	52	Vice President, Strategic Planning
John J. McCaffrey, Jr.	53	Vice President, Manufacturing and Engineering
Dr. Brown F. Williams	64	Vice President, Research and Development
Gary T. Pollard	45	Vice President, Human Resources
Timothy Woodward(1)(3)	44	Chairman of the Board of Directors
Phillip J. Deutch(1)	40	Director
Michael El-Hillow(2)	53	Director
Charles J. McDermott(2)(3)	54	Director
Dr. Robert W. Shaw, Jr.(1)	63	Director
Dr. William P. Sommers(2)	71	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

     Richard M. Feldt has served as our President and Chief Executive Officer and a director since December 2003. Previously he was employed by Perseid, a developer of optical phased array technology created by Raytheon, where he served as Chief Executive Officer in 2002. Prior to that, from 2000 to 2001, Mr. Feldt served as Chief Operating Officer of SupplierMarket.com, a B2B internet supply chain management company that was sold to Ariba. From 1995 to 2000, Mr. Feldt was Senior Vice President and General Manager of Worldwide Operations at Symbol Technologies, a data transaction systems company. In addition, Mr. Feldt has held senior positions at A.T. Cross Company, Eastman Kodak Company and Spectra-Physics, Inc. He received a B.S. in Industrial Engineering from Northeastern University.

     Richard G. Chleboski has served as our Chief Financial Officer, Vice President and Treasurer since August 1994 and our Secretary since May 2000. From June 1995 until May 2003, Mr. Chleboski served as a director. From July 1987 until February 1994, Mr. Chleboski worked at Mobil Solar Energy Corporation, the solar power subsidiary of Mobil Corporation, where he was the Strategic Planner from March 1991 until February 1994 and a Process Engineer from 1987 until 1991. Mr. Chleboski received an M.B.A. from Boston College and a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

     Dr. Jack I. Hanoka has served as our Vice President and Chief Technical Officer since August 1994. From December 1978 until February 1994, Dr. Hanoka worked at Mobil Solar Energy Corporation, the solar power division of Mobil Corporation, where he was a Research Associate. Dr. Hanoka received a Ph.D. in Solid State Physics and an M.S. in Ceramic Science from Pennsylvania State University and a B.A. in Liberal Arts and a B.S. in Ceramic Engineering from Rutgers University.

     Dr. Terry Bailey has served as our Senior Vice President, Marketing and Sales since August 2004. Prior to this position, Dr. Bailey was a consultant for GE Power Systems from April 2004 to August 2004. From February 2003 to April 2004, Dr. Bailey served as Vice President of Marketing and Sales for AstroPower, Inc., a leading solar technology supplier which was acquired by General Electric in August 2004. Prior to that, Dr. Bailey served as the President and Chief Executive Officer of Salus Micro Technologies from February 1999 to November 2002. Dr. Bailey served as Executive Vice President, Chief Operating Officer of NEC Technologies, Inc., a wholly owned subsidiary of NEC. Dr. Bailey earlier served as Senior Vice President, Marketing and Sales at NEC Technologies. Prior to NEC, Dr. Bailey was an executive at Apple Computer, where he served in various positions, including Senior Vice President and General Manager for Apple’s Imaging Division. Dr. Bailey received a Ph.D. in Analytical Chemistry from Florida State University, specializing in nuclear magnetic resonance research and computer system graphics integration, and he received a B.S. in Chemistry from the University of Alabama.

     Mark A. Farber has served as our Vice President, Strategic Planning since December 2003. Mr. Farber was appointed President at our inception in August 1994 and was later also appointed as our first Chief Executive Officer in May 2000. He served as President and Chief Executive Officer until December 2003. He was also a director from our inception in August 1994 until October 2004. From July 1988 until February 1994, Mr. Farber worked at Mobil Solar Energy Corporation, the solar power subsidiary of Mobil Corporation, where he was responsible for marketing, sales and corporate partnering activities. From June 1976 until June 1988, Mr. Farber was employed by Temple, Barker and Sloane, now Mercer Management Consulting, as a management consultant where he advised electric utilities, equipment manufacturers and government agencies on economic, business and policy issues related to energy. Mr. Farber received an M.S. in Management from the Sloan School of Management of the Massachusetts Institute of Technology and a B.S. in Industrial Engineering and Operations Research from Cornell University.

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

     Dr. Brown F. Williams has served as Vice President, Research and Development since November 2004. Dr. Williams served as a director since 1999 and served as Chairman of our board of directors since January 2004. From 1990 to 2003, Mr. Williams served as Chief Executive Officer and Chairman of the board of directors of Princeton Video Image, Inc., a company he founded in 1990. From 1988 to 1990, Mr. Williams was an independent consultant to venture capital firms. Dr. Williams has also held several research and managerial positions at RCA Laboratories from 1966 to 1998. He received a Ph.D., M.A. and A.B. and degrees in Physics from the University of California Riverside and was both a University of California Regents Fellow and a National Science Foundation Fellow.

     Gary T. Pollard has served as our Vice President, Human Resources since June 2004. Prior to joining Evergreen, Mr. Pollard worked as an independent consultant for regional and international companies in high technology, healthcare, pharmaceuticals and food services developing hiring, recruitment and HR programs, and designing benefit plans. From 1996 to 2002, he served as Vice President of Human Resources for The Mentor Network, a Boston-based company with 6,000 employees and 150 locations in 22 states. He was also Vice President of Human Resources for Advantage Health Corporation of Woburn, Massachusetts, and Director of Human Resources for Critical Care America, based in Westborough, Massachusetts. He has also held positions at Signal Capital Corporation, Martin Marietta Aerospace and General Electric Information Services. Mr. Pollard received a B.A. in Economics from Saint Michael’s College in Vermont. He is a member of the Society of Human Resource Management and the Northeast Human Resources Association.

     Timothy Woodward has served as director since May 2003, and he has served as the Chairman of our board of directors since November 2004. Mr. Woodward is a Managing Director of Nth Power, L.L.C., a venture capital firm dedicated to the global energy sector. Mr. Woodward joined Nth Power in 1998 following eight years of managing venture capital investments at Liberty Environmental Partners, a venture capital firm focused on environmental, industrial and energy technologies. In 1991, Mr. Woodward assisted in the formation of Liberty Environmental Partners, where he co-managed the firm’s venture capital activities. Prior to forming Liberty Environmental Partners, Mr. Woodward was part of the founding senior management team of First Source, a company providing industrial solvent recycling services, and from 1982 to 1987 he worked in international marketing at Claude Laval Corporation, an industrial filtration equipment manufacturer. Mr. Woodward serves on the board of directors of AllConnect, Comverge,Wellspring International and H2Gen. Mr. Woodward received an M.B.A. from the University of California, Los Angeles and a B.S. in Resource Economics from the University of California, Berkeley.

     Philip J. Deutch has served as a director since May 2003. Mr. Deutch is a Managing Director of Perseus, L.L.C., a Washington, D.C. and New York City-based private equity firm and has lead Perseus’s energy technology investing since 1997. Mr. Deutch serves on the board of directors of Beacon Power Corporation. Prior to joining Perseus, Mr. Deutch worked at Williams & Connolly and in the Mergers and Acquisitions Department of Morgan Stanley & Co. Mr. Deutch is a member of the board of directors of the International Center for Research on Women. Mr. Deutch received a J.D. from Stanford Law School and a B.A. from Amherst College.

     Michael El-Hillow has served as a director since August of 2004, and our board of directors has determined that he qualifies as an “audit committee financial expert” for purposes of applicable SEC rules. Mr. El-Hillow has been Executive Vice President and Chief Financial Officer of Advanced Energy since September 2001. Prior to joining Advanced Energy, he was Senior Vice President and Chief Financial Officer at Helix Technology Corporation, a major supplier of high-vacuum products principally to the semiconductor capital equipment industry, from 1997 until 2001. Prior to Helix, he was Vice President, Finance, Treasurer and Chief Financial Officer at A.T. Cross Company and an audit partner at Ernst & Young. Mr. El-Hillow received an M.B.A. from Babson College in Babson Park, Massachusetts, received a B.S. in Accounting from the University of Massachusetts and he is a certified public accountant.

     Charles J. McDermott has served as a director since May 2003. Mr. McDermott is a Partner in RockPort Capital Partners and Chief Executive Officer of the RockPort Group. From 1990 to 1998, Mr. McDermott was Vice President of Waste Management Inc., overseeing advocacy before the U.S. Congress, the Environmental Protection Agency and other federal agencies and the White House. During his tenure from 1984 to 1986 at Citizens Energy, a non-profit energy company, Mr. McDermott helped pioneer the creation of the nation’s first bulk electric power trading company. Mr. McDermott later served as Campaign Director and then as Chief of Staff for Congressman Joseph P. Kennedy II from 1986 to 1990 and has served on various EPA advisory councils and presidential task forces. Mr. McDermott serves on the board of directors and as President of the CEO Coalition to Advance Sustainable Technologies, is a member of the Board of Governors of the National Association of Small Business Investment Companies and also serves on the board of directors of Cerox Corporation.

     Dr. Robert W. Shaw, Jr. served as the Chairman of our board of directors from October 1994 until January 2004 and continues to serve as a director. Since 1983, Dr. Shaw has served as President of Arete Corporation, a venture capital management firm with a focus on the energy technology sector, and has been general partner of six venture capital funds. Prior to that time, Dr. Shaw was a senior vice president and director of Booz-Allen & Hamilton, an international management and technology consulting firm, where he founded the firm’s energy division. Dr. Shaw is Chairman of the board of directors of Distributed Energy Systems Corporation. Dr. Shaw has been a director of Cell Tech Power, Inc. since 2000 and H2Gen Innovations, Inc. since 2001. Dr. Shaw received a Ph.D. in Applied Physics from Stanford University, an M.P.A. from American University, and an M.S. and a B.E.P. in Electrical Engineering from Cornell University.

     Dr. William P. Sommers has served as a director since January 1999. From 1994 to 1998, Dr. Sommers was President and Chief Executive Officer of SRI International, formerly Stanford Research Institute, a not-for-profit contract research and development organization. Dr. Sommers retired in 1998. From 1963 to 1993, he was an Executive Vice President and director of Booz-Allen & Hamilton. Dr. Sommers has served on the board of directors of Litton Industries, Inc., Scudder Mutual Funds, Pressure Systems, Inc., H2Gen Innovations, Inc. and Zassi Medical Evolutions, Inc. Dr. Sommers received a Ph.D. in Aeronautical Engineering from the University of Michigan, with highest honors, and an M.S. and a B.S. in Mechanical Engineering.

Additional information required under this item may be found under the sections captioned “Election of Directors”, “Occupations of Directors and Executive Officers”, “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our Proxy Statement (the “2005 Proxy Statement”), to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required under this item may be found under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:

The information required under this item may be found under the caption “Independent Registered Public Accounting Firm” in the 2005 Proxy Statement, and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Consolidated Financial Statements. The financial statements included in Item 8 of Part II which appear beginning on page F-1 of this Annual Report on Form 10-K.

          2. Exhibits. The following exhibits:

Exhibit
Number	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)
3.2 (1)	Second Amended and Restated By-laws of the Registrant. (Exhibit 3.4)
3.3 (2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)
3.4 (2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant. (Exhibit 4.4)
3.5 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 30, 2004. (Exhibit 4.5)
4.1	Warrant issued to CRT Capital Group LLC. (filed herewith)
4.2 (4)	Warrant to Purchase Stock Issued to Silicon Valley Bank on August 26, 2004. (Exhibit 4.1)
4.3 (4)	Registration Rights Agreement dated as of August 26, 2004. (Exhibit 4.2)
10.1 (1)*	1994 Stock Option Plan. (Exhibit 10.1)
10.2 (1)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)
10.3 (2)*	Amended 2000 Stock Option and Incentive Plan. (Exhibit 4.5)
10.4 (1)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)
10.5 (1)	Lease Agreement between Registrant and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)
10.6	Lease between Registrant and One Hundred Twenty Bartlett Street Marlboro LLC dated as of January 26, 2004 (filed herewith)
10.7 (1)+	Agreement between Registrant and Emanuel M. Sachs dated as of September 30, 1994, as amended.
(Exhibit 10.7)
10.8 (1)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)
10.9 (1)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (Exhibit 10.9)
10.10 (7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)
10.11 (7)	Form of Registration Rights Agreement . (Exhibit 10.3)

Exhibit
Number	Description
10.12 (7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)
10.13 (5)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)
10.14 (5)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)
10.15 (5)	Form of Warrants. (Exhibit 10.3)
10.16 (5)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)
10.17 (5)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)
10.18 (6) ++	Master Strategic partnership Agreement entered into as of January 14, 2005 by and between Evergreen Solar, Inc. and Q-Cells AG. (Exhibit 10.1)
10.19 (6) ++	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated January 14, 2005. (Exhibit 10.2)
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm. (filed herewith)
24.1	Power of Attorney (included on Page II-2)
31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

+ Confidential treatment granted as to certain portions.

++ Confidential treatment requested as to certain portions.

* Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003 (File No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 dated October 21, 2004 (File No. 333-106126). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 12, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 14, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

               (b) Reports on Form 8-K:

                During the quarter ended December 31, 2004, the Company filed a report on form 8-K dated November 11, 2004, reporting information under Items 2.02 and 9.01 relating to the press release regarding its financial results for the quarter ending September 30, 2004. The Company also filed reports on form 8-K on the following dates:

•	October 7, 2004, reporting information under Item 5.02 relating to the resignation of Mark A. Farber as a member of the Company’s Board of Directors; and

•	November 17, 2004, reporting information under Item 5.02 relating to the resignation of Dr. Brown F. Williams as a member and Chairman of the Company’s Board of Directors.

               (c) Exhibits:

     The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above. Exhibits which are incorporated herein by reference may be inspected and copied at the public reference facilities maintained by the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC’s regional offices located at 233 Broadway, New York, New York 10279, and at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60611-2511. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address http://www.sec.gov.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Evergreen Solar, Inc.:

We have completed an integrated audit of Evergreen Solar, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Evergreen Solar, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 10, 2005

EVERGREEN SOLAR, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 and 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$4,620	$5,379
Marketable securities	15,720	6,563
Accounts receivable, net of allowance for doubtful accounts of $227 and $84 at December 31, 2003 and December 31, 2004, respectively	983	6,166
Inventory	2,019	2,906
Interest receivable	154	57
Other current assets	543	1,411

Total current assets	24,039	22,482

Restricted cash	414	414
Fixed assets, net	21,523	26,825

Total assets	$45,976	$49,721

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$905	$3,074
Short term borrowings	—	1,500
Accrued employee compensation	425	1,187
Accrued warranty	426	705
Other accrued expenses	244	1,295
Deferred revenue	—	440

Total current liabilities	2,000	8,201

Convertible preferred stock:
Series A, $0.01 par value, 27,227,668 shares authorized, 22,679,125 and 0 issued and outstanding at December 31, 2003 and December 31, 2004, respectively (stated at liquidation value)	27,032	—

Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 and 100,000,000 shares authorized, 15,126,268 and 47,541,823 issued and outstanding at December 31, 2003 and December 31, 2004, respectively	151	475
Additional paid-in capital	73,239	116,764
Deferred compensation	(89)	—
Accumulated deficit	(56,330)	(75,693)
Accumulated other comprehensive loss	(27)	(26)

Total stockholders’ equity	16,944	41,520

Total liabilities, convertible preferred stock and stockholders’ equity	$45,976	$49,721

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended December 31,
	2002	2003	2004

Revenues:
Product revenues	$5,296	$7,746	$22,240
Research revenues	1,448	1,565	1,296

Total revenues	6,744	9,311	23,536

Operating expenses:
Cost of product revenues	12,405	15,379	29,717
Research and development expenses, including costs of research revenues	3,692	3,791	4,931
Selling, general and administrative expenses	4,520	5,337	7,797

Total operating expenses	20,617	24,507	42,445

Operating loss	(13,873)	(15,196)	(18,909)

Other income (loss), net	674	222	(454)

Net loss	(13,199)	(14,974)	(19,363)
Accretion, dividends and conversion premiums on Series A convertible preferred stock	—	(13,498)	(2,904)

Net loss attributable to common stockholders	$(13,199)	$(28,472)	$(22,267)

Net loss per share attributable to common stockholders (basic and diluted)	$(1.16)	$(2.39)	$(0.67)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,405	11,899	33,204

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Income
Balance at January 1, 2002	11,399	$114	$71,497	$(649)	$(28,157)	$249	$43,054
Issuance of common stock pursuant to exercise of options	12	—	11				11
Compensation expense associated with stock options				289			289
Comprehensive loss:
Net loss					(13,199)		(13,199)	$(13,199)
Other comprehensive loss						(242)	(242)	(242)

Comprehensive loss								$(13,441)

Balance at December 31, 2002	11,411	$114	$71,508	$(360)	$(41,356)	$7	$29,913
Issuance of common stock pursuant to exercise of options	5	—	8				8
Shares of common stock issued under ESPP	3	—	2				2
Conversion of Series A convertible preferred stock to common stock	3,707	37	4,116				4,153
Compensation expense associated with stock options			80	271			351
Accretion of Series A convertible preferred stock			(11,688)				(11,688)
Beneficial conversion feature of Series A convertible preferred stock			10,314				10,314
Dividend on Series A convertible preferred stock			(1,810)				(1,810)
Issuance of warrants in connection with Series A convertible preferred stock			625				625
Reversal of overaccrued IPO financing costs			84				84
Comprehensive loss:
Net loss					(14,974)		(14,974)	$(14,974)
Other comprehensive loss						(34)	(34)	(34)

Comprehensive loss								$(15,008)

Balance at December 31, 2003	15,126	$151	$73,239	$(89)	$(56,330)	$(27)	$16,944
Issuance of common stock pursuant to exercise of options	18	—	22				22
Shares of common stock issued under ESPP	2	—	11				11
Conversion of Series A convertible preferred stock to common stock	24,733	247	27,457				27,704
Compensation expense associated with stock options			58	89			147
Issuance of common stock in connection with private equity financing, net of offering costs	7,663	77	18,694				18,771
Dividend on Series A convertible preferred stock			(2,904)				(2,904)
Issuance of common stock warrant to Silicon Valley Bank			187				187
Comprehensive loss:
Net loss					(19,363)		(19,363)	$(19,363)
Other comprehensive income						1	1	1

Comprehensive loss								$(19,362)

Balance at December 31, 2004	47,542	$475	$116,764	$—	$(75,693)	$(26)	$41,520

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Years Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net loss	$(13,199)	$(14,974)	$(19,363)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,968	2,005	3,455
Loss on disposal of fixed assets	43	513	2,093
Bad debt expense	127	87	28
Amortization of bond premiums	331	381	357
Issuance of stock options to consultants	—	80	58
Compensation expense associated with employee stock options	289	271	89

Changes in operating assets and liabilities:
Inventory	(1,195)	175	(887)
Interest receivable	332	(97)	97
Accounts receivable	(2,487)	1,778	(5,211)
Other current assets	(754)	469	(681)
Accounts payable	3	44	2,169
Accrued expenses	241	(94)	2,092
Deferred revenue	—	—	440

Net cash used in operating activities	(14,301)	(9,362)	(15,264)

Cash flows from investing activities:
Purchases of fixed assets	(2,916)	(7,136)	(10,851)
Restricted cash	—	50	—
Purchases of marketable securities	(10,762)	(26,850)	(2,418)
Proceeds from sale and maturity of marketable securities	26,609	18,088	11,218

Net cash provided by (used in) investing activities	12,931	(15,848)	(2,051)

Cash flows from financing activities:
Issuance of Series A convertible preferred stock, net of offering costs	—	28,526	—
Proceeds from issuance of common stock and warrants, net of offering costs	—	—	18,771
Proceeds from issuance of common stock warrant	—	100	—
Dividend and conversion premium paid on Series A convertible preferred stock	—	—	(2,230)
Increase in short-term borrowings	—	—	1,500
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	10	10	33

Net cash flow provided by financing activities	10	28,636	18,074

Net (decrease) increase in cash and cash equivalents	(1,360)	3,426	759

Cash and cash equivalents at beginning of year	2,554	1,194	4,620

Cash and cash equivalents at end of year	$1,194	$4,620	$5,379

Supplemental cash flow information:
Taxes paid	$32	$36	$23
Interest paid	—	—	27
Non-cash Series A convertible preferred stock dividends earned	—	1,810	674
Non-cash conversion of Series A convertible preferred stock to common stock	—	4,153	27,704
Issuance of common stock warrant to Silicon Valley Bank	—	—	187

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Evergreen Solar, Inc. (the “Company”), incorporated in August 1994, develops, manufactures and markets solar power products, including solar cells, panels and systems. In April 1997, the Company commenced product sales. The Company has incurred losses since inception and has an accumulated deficit, which has been funded by issuing debt and equity securities

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research and product revenues. The first of the Marlboro facility’s two manufacturing lines became operational in 2001.

In January 2005, the Company entered into a strategic partnership agreement with Q-Cells. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on its proprietary String Ribbon technology. The Company believes this strategic partnership will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European Union solar market.

The Company believes that its current cash, cash equivalents, marketable securities and revolving credit facility will be sufficient to fund its planned manufacturing capacity expansion to its target level of 15 megawatts, fund its expected commitments to its strategic partnership with Q-Cells for its initial 30 megawatts of capacity and to fund its operating expenditures over the next the twelve months. The Company will need to raise additional capital in order to further enhance its operating infrastructure and to further increase capacity. The Company may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. The Company do not know whether the Company will be able to raise additional financing or financing on favorable terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Evergreen Solar Securities, Inc. and Evergreen Solar GmbH. All material intercompany accounts and transactions have been eliminated. The functional currency for Evergreen Solar GmbH is predominantly Euros. Revenues and expenses of Evergreen Solar GmbH are translated into U.S. dollars at the average rates of exchange during the year, and assets and liabilities are translated into U.S. dollars at year-end rates of exchange.

CASH AND INVESTMENTS

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.

The Company’s investments are classified as available-for-sale. At December 31, 2003 and 2004, the Company held US government agency bonds, treasury notes, municipal bonds, corporate bonds and commercial paper. The investments mature within one year from the date of purchase and are carried at market value. At December 31, 2004 and 2003, there were unrealized losses of $26,000 and $27,000, respectively, which are reported as part of stockholders’ equity.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents and foreign exchange contracts with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from distributors and integrators in the solar power industry located throughout the world. The Company performs ongoing credit evaluations of its customers ´ financial conditions. The Company generally does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

The table below summarizes the Company’s concentration of credit risk for the years ended December 31, 2002, 2003 and 2004:

% of product revenue	2002	2003	2004
European distributor #1	57%	47%	46%
European distributor #2	—	10%	20%
Top 5 customers	79%	75%	79%

% of accounts receivable	2002	2003	2004
European distributor #1	64%	—	50%
European distributor #2	—	11%	—
US distributor #1	—	13%	—
National Renewable Energy Laboratory	—	19%	—
Top 5 customers	83%	60%	75%

INVENTORY

Inventory is valued at the lower of cost or market determined on a first-in, first-out basis. Certain factors may impact the realizable value of the Company’s inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to it’s cost structure. The Company sold it’s finished goods inventory at prices that are below the sum of our fixed and variable costs per unit during the first nine months in 2004. Estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. The Company treats lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

GUARANTOR ARRANGEMENTS

The following is a summary of the Company’s agreements that we have determined are within the scope of FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”

Product warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Given the Company’s limited operating history, historical industry solar panel failure rates are used as the primary basis for the warranty provision calculation. The Company’s current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. Since the Company has a limited operating history and its manufacturing process differs from industry standards, its experience may be different from the industry data used as a basis for its estimate. While the Company’s methodology takes into account these uncertainties, adjustments in future periods may be required as its products mature.

The following table summarizes the activity regarding the Company’s warranty accrual:

Balance at January 1, 2002	$138,000
Accruals for warranties issued during the period	188,000

Balance at December 31, 2002	326,000
Accruals for warranties issued during the period	100,000

Balance at December 31, 2003	426,000
Accruals for warranties issued during the period	279,000

Balance at December 31, 2004	$705,000

Indemnification agreements

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, customers, directors and officers. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of such agreements is minimal. The Company agreed to indemnify, defend and hold harmless each of the purchasers participating in the Company’s Series A convertible preferred stock financing transaction, their affiliates and their respective officers, directors, agents, employees, subsidiaries, partners, members and controlling persons to the fullest extent permitted by law from and against any and all losses, claims or written threats thereof, damages, expenses (including reasonable fees, disbursements and other charges of counsel) resulting from or arising out of the Company’s breach of any representation or warranty, covenant or agreement in the purchase agreement. The Company believes the estimated fair value of this indemnification agreement is minimal.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that impairment is required, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, the Company has had recurring operating losses and the recoverability of its long-lived assets is contingent upon executing its business plan that includes further reducing its manufacturing costs and significantly increasing sales. If the Company is unable to execute its business plan, the Company may be required to write down the value of its long-lived assets in future periods. No impairments were required to be recognized during the years ended December 31, 2002, 2003 and 2004 for long-lived assets other than fixed assets.

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

During 2004, the Company entered into contracts with acceptance clauses which required the deferral of $440,000 in revenue. Revenue on the contracts will be recognized upon final acceptance by the customer, which is expected to occur during 2005.

At the time revenue is recognized, the Company provides for the estimated cost of product warranties.

Revenue from research grants is generally recognized as services are rendered to the extent of allowable costs incurred. These contracts are generally cost-shared between the funding agency and the Company with the Company’s share of the total contract cost historically ranging from approximately 30% to 70%. The contracts normally expire between six months and three years from their initiation. While the Company’s accounting for research contract costs are subject to audit by the sponsoring agency, in the opinion of management, no material adjustments are expected as a result of such audits.

RESEARCH AND DEVELOPMENT

Research and development costs are generally expensed as incurred.

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

COMPREHENSIVE INCOME

Comprehensive income consists of unrealized gains and losses on available-for-sale securities. As of December 31, 2004 and 2003, accumulated other comprehensive loss was $26,000 and $27,000, respectively. Other comprehensive income (loss) is reflected in the Consolidated Statement of Stockholder’s Equity.

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

Had compensation expense for the employee stock option plan been determined based on the fair value at the grant dates for options granted under the plan consistent with the method of SFAS 123, the net loss would have been as follows (in thousands, except per share data):

	2002		2003		2004
	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per	Attributable	Per
	To Common	Common	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share	Stockholders	Share
Net loss attributable to common stockholders, as reported	$(13,199)	$(1.16)	$(28,472)	$(2.39)	$(22,267)	$(0.67)
Add: Stock-based employee compensation expense included in reported results	289	0.03	271	0.02	89	—

Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards	(1,177)	(0.10)	(1,561)	(0.13)	(2,556)	(0.08)

Pro forma net loss attributable to common stockholders	$(14,087)	$(1.23)	$(29,762)	$(2.50)	$(24,734)	$(0.75)

The fair value of employee options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004
Expected options term	7	7	7
Risk-free interest rate	4.0%	4.0%	4.0%
Expected dividend yield	None	None	None
Volatility	90%	90%	90%

Through December 31, 2000, the Company accumulated deferred compensation of $1.3 million related to stock option grants to employees. The deferred compensation represents differences between the estimated fair value of common stock on the date of grant and the exercise price. The deferred compensation is being amortized and charged to operations over the vesting period of the related options. As of December 31, 2004, deferred compensation related to stock option grants through December 31, 2000 was fully amortized.

NET LOSS PER COMMON SHARE

The Company computes net loss per common share by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net loss per common share for the years ended December 31, 2002, 2003 and 2004 does not include 1,146,378, 27,526,462 and 10,663,540 potential shares of common stock equivalents outstanding at December 31, 2002, 2003 and 2004, respectively, as their inclusion would be antidilutive. Common stock equivalents include outstanding common stock options, common stock warrants and Series A convertible preferred stock.

SEGMENT REPORTING

The Company operates in a single segment: the sale of solar panels that generate electricity. The Company has no organizational structure dictated by product lines, geography or customer type. Major customer and geographic area revenue disclosures are presented in Note 13.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash equivalents, marketable securities, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2003 and 2004. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The fair market value of forward foreign exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under Statement No. 128, “Earnings per Share.” This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities). The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. We have incurred losses for the years ended December 31, 2004 and 2003 and as our Series A convertible preferred stock outstanding did not have a contractual obligation to share in our losses, EITF 03-6 has no effect on our reported earnings per share.

On December 16, 2004, FASB published Statement No. 123 (revised 2004), or Statement 123(R), Share-Based Payment. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is required to adopt SFAS 123R in the second quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in the Company’s Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the years 2002 through 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. It is expected that the adoption of SFAS 123R will have a significant impact on the Company’s consolidated statements of operations and net income (loss) per share if the adoption results in amounts similar to those in the current proforma disclosure.

On November 24, 2004, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). The standard adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Board made the decision to clarify the meaning of the term ‘normal capacity’. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of FAS 151 to have a material impact on our financial position or results of operations.

3. INVENTORY

Inventory consisted of the following at December 31, 2003 and 2004 (in thousands):

	2003	2004
Raw materials	$1,318	$2,230
Work-in-process	4	138
Finished goods	697	538

	$2,019	$2,906

4. FIXED ASSETS

     Fixed assets consisted of the following at December 31, 2003 and 2004 (in thousands):

	Useful	December 31,	December 31,
	Life	2003	2004
Laboratory and manufacturing equipment	3-7 years	$13,542	$20,310

Computer and office equipment	3-7 years	280	457

Leasehold improvements	Lesser of 15 to 20
	years or lease term	6,273	7,433

Assets under construction		6,812	5,084

		26,907	33,284

Less: Accumulated depreciation		(5,384)	(6,459)

		$21,523	$26,825

Depreciation expense for the years ended December 31, 2002, 2003 and 2004 was $2.0 million, $2.0 million and $3.4 million, respectively. During 2003, the Company disposed of assets that were no longer in service that had a cost of $718,000 and associated accumulated depreciation of $205,000. These assets were associated with the Company’s single ribbon furnace technology, which were retrofitted to accommodate the Company’s double ribbon furnace technology. The asset disposal resulted in a loss of $513,000 to operations. During 2004, and as a result of the Company’s successful closing of the Common Stock Private Placement consummated on June 21, 2004, the Company disposed of several pieces of manufacturing equipment in order to replace them with more technologically advanced equipment expected to increase total manufacturing capacity in its Marlboro facility to a target level of 15 megawatts. Equipment with a gross value of $3.7 million was disposed of during the 2004, for no proceeds, and the Company realized a loss on disposal of $2.0 million. The loss on disposal of fixed assets is included in cost of product revenues. In addition to the equipment disposals, the Company had accelerated the rate of depreciation of some of its other equipment during 2004 that was disposed of by the end of 2004, resulting in incremental depreciation expense of approximately $533,000 for the year ended December 31, 2004, which is also included in cost of product revenues.

5. OTHER INCOME (LOSS), NET

Other income (loss), net was due primarily to unrealized losses associated with the marking-to-market of our forward foreign exchange contracts offset by net interest income for the year ended December 31, 2004. Total unrealized losses for the period ended December 31, 2004 were approximately $621,000 which was offset by net interest income of $167,000. Other income (loss), net for the years ended December 31, 2003 and 2002 represents net interest income of $222,000 and $674,000, respectively.

6. INCOME TAXES

Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the following for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004
Income tax benefit at US federal statutory tax rate	$(4,488,000)	$(5,091,000)	$(6,630,000)
State income taxes, net of federal tax effect	(661,000)	(758,000)	(1,498,000)
Permanent items	102,000	95,000	39,000
Other	(52,000)	(3,000)	(136,000)
Change in deferred tax asset valuation allowance	5,099,000	5,757,000	8,225,000

	$—	$—	$—

As of December 31, 2004, the Company had federal and state net operating loss carryforwards estimated to be approximately $40.1 million and $51.9 million, respectively, available to reduce future taxable income and tax liabilities which begin to expire in 2009 and 2005, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $182,000 and $489,000, respectively, which begin to expire in 2009 and state Investment Tax Credit carryforwards of approximately $665,000 which begin to expire in 2005 available to reduce future tax liabilities. Under provisions of the Internal Revenue Code, certain changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years. As a result of its May 2003 Series A convertible preferred stock financing, it is likely that an ownership change occurred within the definition of Internal Revenue Code Section 382. The Company has estimated its annual net operating loss and tax credit limitation to be approximately $800,000. The Company has reduced both federal net operating loss carryforwards, tax credit carryforward, and related valuation allowances by the estimated amount likely to expire unutilized as a result of such limitation. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has considered its history of losses and, in accordance with the applicable accounting standards, have provided a full valuation allowance against the deferred tax asset.

Deferred tax assets consist of the following at December 31, 2003 and 2004:

	2003	2004
Gross deferred tax assets
Net operating loss carryforwards	$18,793,000	$16,875,000
Research and development credit carryforwards	1,090,000	505,000
Capitalized R&D expenses	3,114,000	4,493,000
Accrued expenses and deferred compensation	620,000	1,173,000
Other	281,000	489,000

Total gross deferred tax assets	23,898,000	23,535,000

Gross deferred tax liabilities
Depreciation	(990,000)	(998,000)
Deferred tax valuation allowance	(22,908,000)	(22,537,000)

Net deferred tax asset	$—	$—

     The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. While we continue to analyze these new provisions in order to determine their impact to our financial statements, none of these changes, either individually or in the aggregate, is expected to have a significant effect on our income tax liability.

7. CAPITAL STOCK

The Company has two classes of capital stock: common and preferred. At December 31, 2004, 7,650,000 shares of common stock were authorized for issuance under the Company’s 2000 Stock Option Plan and 4,913,806 shares were reserved for issuance upon conversion of outstanding warrants issued in the Series A Private Placement, the Common Stock Private Placement and to Silicon Valley Bank in connection with the Company securing its line of credit in August 2004.

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

In June 2004, in order to satisfy the Company’s existing capital requirements and to fund the continuing capacity expansion of its Marlboro, Massachusetts manufacturing facilities, the Company consummated a $18.8 million private placement financing transaction, net of offering costs of approximately $1.2 million, whereby the Company issued 7,662,835 shares of its common stock, and warrants to purchase up to 2,298,851 shares of its common stock, to certain institutional investors pursuant to a stock and warrant purchase agreement dated June 16, 2004, and a warrant agreement dated June 21, 2004 (“Common Stock Private Placement”). The shares of common stock were sold at a per share price of $2.61, which represented a 10% discount to the $2.90 closing price of shares of the Company’s common stock on the Nasdaq National Market as of the close of business on June 15, 2004. The warrants entitle the holders to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009.

In May 2003, the Company increased the number of authorized shares of preferred stock to 27,227,668, of which 26,227,668 shares were designated Series A convertible preferred stock. On May 15, 2003, the Company consummated a private placement transaction with certain investors to raise $29.5 million through the issuance of 26,227,668 shares of Series A convertible preferred stock and the sale of a warrant to purchase 2,400,000 shares of common stock. The proceeds to the Company, net of offering costs of approximately $849,000, were approximately $28.6 million. The Company classified the

Series A convertible preferred stock outside of permanent equity since the holders of the Series A convertible preferred stock could redeem their shares at any time for shares of the Company’s common stock.

As a result of the preferred stock financing, accretion and dividends of $13.5 million were recorded through December 31, 2003. Approximately $11.7 million of this charge relates to accretion that was recognized immediately because the holders of shares of the Series A convertible preferred stock are entitled to convert their shares into common stock at any time. The sources of the discounts on issuance requiring this accretion charge are summarized in the following table:

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

Dividend Rights of Series A Convertible Preferred Stock

On June 21, 2004, holders of all outstanding shares of Series A convertible preferred stock agreed to convert all of their shares of Series A convertible preferred stock into shares of our common stock in connection with the Common Stock Private Placement. During the first quarter of 2004, the Series A preferred stock earned a dividend of approximately $700,000, which the Company elected to add to the liquidation preference of the Series A convertible preferred stock.

As an inducement to convert their shares into common stock in connection with the Common Stock Private Placement consummated on June 21, 2004, the remaining Series A preferred shareholders received the dividend earned for the period between April 1, 2004 and June 21, 2004 in cash, which totaled approximately $500,000. In addition, the Series A preferred shareholders received a cash conversion premium of 7% of the accreted value of Series A Preferred Stock as of March 31, 2004, which totaled $1.7 million. Therefore, the total dividend charged recorded by the Company for year ended December 31, 2004 was approximately $2.9 million.

8. STOCK BASED COMPENSATION

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

In August 2000, the Board of Directors and stockholders approved the Company’s 2000 Stock Option and Incentive Plan (the “2000 Plan”), which became effective on the closing of the Company’s initial public offering. The purpose is to encourage employees and other individuals who render services to the Company, by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options and nonqualified stock options. All options granted will expire ten years from their date of issuance. Incentive stock options granted generally have a four-year vesting period from their date of issuance and nonqualified options granted generally vest immediately upon their issuance.

The following is a summary of stock option activity:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2002	1,115,312	$4.94

Granted	60,000	1.86
Exercised	(11,429)	0.84
Terminated	(17,505)	3.34

Outstanding at December 31, 2002	1,146,378	$4.84

Granted	4,137,447	1.75
Exercised	(5,500)	1.21
Terminated	(14,388)	3.65

Outstanding at December 31, 2003	5,263,937	$2.42

Granted	823,301	2.83
Exercised	(17,514)	1.19
Terminated	(319,990)	3.72

Outstanding at December 31, 2004	5,749,734	$2.41

     Summarized information about stock options outstanding at December 31, 2004 is as follows:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$0.22	—	$1.54	733,646	6.87	$1.27	460,146	$1.11
1.55	—	1.61	2,045,000	8.94	1.61	537,500	1.61
1.68	—	1.95	42,560	8.71	1.73	42,529	1.73
2.00	—	2.00	1,390,938	8.88	2.00	367,936	2.00
2.08	—	2.59	634,159	7.77	2.40	325,334	2.37
2.63	—	5.00	635,935	8.94	3.38	268,242	3.79
6.50	—	11.04	118,477	5.97	7.79	114,477	7.73
12.65	—	12.65	6,000	6.42	12.65	6,000	12.65
14.00	—	14.00	127,019	5.84	14.00	127,019	14.00
19.00	—	19.00	16,000	5.84	19.00	16,000	19.00

			5,749,734	8.39	$2.41	2,265,183	$3.10

At December 31, 2002, 2003 and 2004, options exercisable were 614,394, 994,748 and 2,265,183 respectively. Estimated weighted average fair value of options granted in fiscal years 2002, 2003 and 2004 were $1.86, $1.75 and $2.83, respectively, on the date of grant. Estimated weighted average fair value of options outstanding as of December 31, 2002, 2003 and 2004 was $4.84, $2.42 and $2.41, respectively.

9. EMPLOYEE STOCK PURCHASE PLAN

In September 2000, the Company’s Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (“the ESPP”). Under the ESPP, eligible employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 0.1 percent and 10 percent of compensation, and a maximum of 25 shares per employee can be issued during each six-month payment period. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 120,000. As of December 31, 2004, there were approximately 5,000 shares issued under the ESPP.

10. WARRANTS

In connection with the Series A convertible preferred stock financing transaction consummated in May 2003 (described in 7), Beacon Power Corporation purchased a warrant for $100,000, which is exercisable for 2,400,000 shares of the Company’s common stock at an exercise price of $3.37 per share. The warrant issued to Beacon Power Corporation is exercisable in whole (and not in part) at any time prior to August 12, 2006 and may not be exercised on a cashless basis. Additionally, Beacon Power Corporation purchased 892,857 shares of Series A convertible preferred stock for $1,000,000. The total proceeds of $1.1 million from Beacon Power Corporation were allocated between the Series A convertible preferred stock ($475,000) and the warrant ($625,000) based on their relative fair values. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of 2% and a term of three years. The difference between the proceeds allocated to the relative fair value of the warrant, $625,000, and the amount paid for the warrant, $100,000, or $525,000 contributed to the accretion charge of $11.7 million for the year ended December 31, 2003.

In connection with the Common Stock Private Placement consummated on June 21, 2004, the Company issued warrants to purchase up to 2,298,851 shares of its common stock to the investors participating in the financing as well as a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant are identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The warrants entitle the holders to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009.

The Company issued a warrant to purchase 89,955 shares of common stock to Silicon Valley Bank on August 26, 2004, as compensation for establishing the revolving credit facility. The warrant entitles Silicon Valley Bank to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or prior to August 25, 2009. The fair value of the warrant ($187,000) has been recorded as a deferred financing charge and will be charged to interest expense ratably over the term of the facility, which is twelve months.

11. EMPLOYEES’ SAVINGS PLAN

The Company established a 401(k) plan in 1996 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. The Company’s 401(k) plan provides a matching contribution of 100% of participating employee contributions, up to a maximum of $750 per year. During 2004, the Company made matching contributions of $87,000 to participating employees.

12. COMMITMENTS

LEASES

On March 13, 2000, the Company entered into a ten-year lease commencing July 1, 2000, for office and manufacturing space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $464,000 in the first year to $534,000 during the last year of the lease. The Company recognizes rent expense using a straight-line convention. Rent is payable on the first day of each month and is collateralized by a $414,000 standby letter of credit. In connection with this arrangement, the Company invested in a certificate of deposit pledged to a commercial bank. This certificate of deposit was classified as “restricted cash” on the December 31, 2003 and 2004 balance sheet.

On January 24, 2004, the Company entered into a six and one-half year lease for additional office and warehouse space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent of approximately $149,000. The lease was amended in December 2004 to assume more office space beginning in 2005 in consideration for a small increase in office rent.

The following is a schedule, by year, of future minimum rental payments required under both leases that have remaining non-cancelable lease terms in excess of one year as of December 31, 2004:

2005	$668,997
2006	687,720
2007	697,871
2008	715,049
2009	725,193
Thereafter	299,294

Total	$3,794,124

Occupancy expense, which includes rent, property taxes, and other operating expenses associated with both of our Marlboro locations, was $674,000, $680,000 and $874,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

LICENSE AGREEMENT

In September 1994, the Company signed an agreement to license String Ribbon technology from a professor at Massachusetts Institute of Technology. Concurrently, the Company hired the professor as a consultant. This agreement provides the Company, its successors, assigns, and legal representatives an irrevocable, worldwide right and license in and to the technology and licensed patents, including the right to make, have made, use, lease, sub-license, and sell products and to enforce any of the patent rights of the licensed patents. The license is exclusive except for rights to the licensed patents held by the U.S. Department of Energy. In exchange for these rights, the consultant earned royalties on sales of products through the third quarter of 2004. The Company incurred $25,000, $54,767 and $85,308 in royalty expense for the years ended December 31, 2002, 2003 and 2004, respectively. The license agreement expired in August 2004 at which point the Company no longer had any royalty obligation.

13. SEGMENT INFORMATION

The Company operates as one segment. The following table summarizes the Company’s concentration of total revenue:

% of total revenue	2003	2004
By geography:
U.S. distributors	23%	25%
U.S. Government (research revenue)	17%	6%
Germany	53%	69%
All other	7%	—

	100%	100%

By customer:
European distributor #1	39%	44%
European distributor #2	9%	19%
National Renewable Energy Laboratory (research revenue)	10%	5%
All other	42%	32%

	100%	100%

14. FOREIGN CURRENCY HEDGING TRANSACTIONS

In 2004, the Company began to manage its foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. As of December 31, 2004, the Company had forward currency contracts denominated in foreign currencies totaling €8.5 million. At December 31, 2004, the fair market value of outstanding forward exchange contracts was $11.6 million. The Company recorded unrealized losses of approximately $683,000 for the year ended December 31, 2004, in connection with the marking to market of its forward contracts.

15. SHORT-TERM BORROWINGS

In August 2004, the Company entered into a one-year revolving credit facility in the amount of $5.0 million with Silicon Valley Bank pursuant to a Loan and Security Agreement dated August 26, 2004 (the “Loan Agreement”). The credit facility is collateralized by a first-priority security interest granted to Silicon Valley Bank by the Company in substantially all of the Company’s assets.

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

As of December 31, 2004, the Company has drawn $1.5 million under the revolving line of credit.

16. SUBSEQUENT EVENTS

In January 2005, the Company entered into a strategic partnership agreement with Q-Cells. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on its proprietary String Ribbon technology. The strategic partnership will be governed by a three-member advisory board consisting of two Evergreen representatives and one Q-Cells representative. However, the Company and Q-Cells have agreed that certain corporate actions of the strategic partnership will require the approval of at least one designee of each of Evergreen and Q-Cells. The facility in Germany is expected to be located in Thalheim, Germany and is currently expected to have an initial capacity of 30 MW.

Under the strategic partnership agreement, the Company and Q-Cells have made a total equity commitment of €44 million (approximately $57 million) to finance a significant part of the construction of this facility and initial working capital requirements, of which the Company will contribute 75.1% and Q-Cells will contribute 24.9%. Except for amounts that the Company and Q-Cells have contributed on a pro rata basis to fund initial planning activities, its obligation to fund the balance of the equity commitment is conditioned upon its receipt of approval from German government authorities with respect to the public grants the Company intend to pursue or, failing such approval, alternative funding from other public or private sites may be needed. In this regard, the Company has applied for government grants of approximately €26 million (approximately $34 million) to finance a significant portion of the construction costs of the facility.

In February 2005, the Company completed a $61.9 million common stock offering, net of offering costs of approximately $4.8 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of its Marlboro, Massachusetts manufacturing facility and the expenditures necessary for the build-out and initial operation of the strategic partnership with Q-Cells. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. The Company issued 13,346,000 shares of its common stock. The shares of common stock were sold at a per share price of $5.00 (before underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of its common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

17. UNAUDITED QUARTERLY RESULTS

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

QUARTERLY STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
UNAUDITED

	MAR 31,	JUN 30,	SEP 30,	DEC 31,	MAR 31,	JUN 30,	SEP 30,	DEC 31,
	2003	2003	2003	2003	2004	2004	2004	2004
Revenues:
Product revenues	$1,067	$2,659	$2,642	$1,378	$2,830	$4,541	$5,604	$9,265
Research revenues	381	508	463	213	262	229	369	436

Total revenues	1,448	3,167	3,105	1,591	3,092	4,770	5,973	9,701

Operating expenses:
Cost of product revenues	2,666	4,242	4,061	4,410	4,553	9,161	7,230	8,773
Research and development expenses, including costs of research revenues	713	1,072	1,087	919	902	995	1,335	1,699
Selling, general and administrative expenses	1,317	1,202	1,301	1,517	1,673	1,662	2,126	2,336

Total operating expenses	4,696	6,516	6,449	6,846	7,128	11,818	10,691	12,808

Operating loss	(3,248)	(3,349)	(3,344)	(5,255)	(4,036)	(7,048)	(4,718)	(3,107)
Other income (loss), net	23	50	83	66	73	46	111	(684)

Net loss	(3,225)	(3,299)	(3,261)	(5,189)	(3,963)	(7,002)	(4,607)	(3,791)
Accretion, dividends and conversion premiums on Series A convertible preferred stock	—	(12,055)	(747)	(696)	(665)	(2,239)	—	—

Net loss attributable to common stockholders	$(3,225)	$(15,354)	$(4,008)	$(5,885)	$(4,628)	$(9,241)	$(4,607)	$(3,791)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.28)	$(1.35)	$(0.35)	$(0.43)	$(0.30)	$(0.44)	$(0.10)	$(0.08)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,411	11,412	11,497	13,600	15,489	20,840	47,523	47,534

17. VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activity in the Company’s valuation and qualifying accounts:

	Balance at
	beginning	Charged to		Balance at
Description	of period	operations	Deductions	end of period
Year ended December 31, 2002
Reserves and allowances deducted from assets accounts:
Valuation allowance for deferred tax assets	$12,052,000	$5,099,000	$—	$17,151,000
Allowance for doubtful accounts	13,000	127,000	—	140,000

Year ended December 31, 2003
Reserves and allowances deducted from assets accounts:
Valuation allowance for deferred tax assets	$17,151,000	$5,757,000	$—	$22,908,000
Allowance for doubtful accounts	140,000	87,000	—	227,000

Year ended December 31, 2004
Reserves and allowances deducted from assets accounts:
Valuation allowance for deferred tax assets	$22,908,000	$8,007,000	$(9,008,000)	$21,907,000
Allowance for doubtful accounts	227,000	28,000	(171,000)	84,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 10th day of March, 2005, thereunto duly authorized.

EVERGREEN SOLAR, INC.

By:	/s/ Richard M. Feldt

Richard M. Feldt
Chief Executive Officer, President and Director

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THERE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Feldt and Richard G. Chleboski, and each of them his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Richard M. Feldt	Chief Executive Officer,	March 10, 2005
Richard M. Feldt	President and Director
(Principal Executive Officer)

/s/ Richard G. Chleboski	Chief Financial Officer	March 10, 2005
Richard G. Chleboski	(Principal Financial and Accounting Officer)

/s/ Timothy Woodward	Chairman of the Board of Directors	March 10, 2005
Timothy Woodward

/s/ Philip J. Deutch	Director	March 10, 2005
Philip J. Deutch

/s/ Charles J. McDermott	Director	March 10, 2005
Charles J. McDermott

/s/ Robert W. Shaw, Jr.	Director	March 10, 2005
Robert W. Shaw, Jr.

/s/ William P. Sommers	Director	March 10, 2005
William P. Sommers

/s/ Michael El-Hillow	Director	March 10, 2005
Michael El-Hillow