Form 10-K/A
period 2004-12-31
EVERGREEN SOLAR INC
filed 2005-04-29
CIK 947397

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
COMMON STOCK, PAR VALUE $.01 PER SHARE
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/ A.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
      The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2004 was approximately $99 million.
      As of April 28, 2005, there were 60,957,679 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE
      This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Registrant will not file its proxy statement within 120 days of its fiscal year ended December 31, 2004 and is therefore amending and restating the following items contained herein in their entirety.

PART III

Item 10.	Directors and Executive Officers of the Registrant:

Directors and Executive Officers
      The following table sets forth certain information with respect to our executive officers and directors.

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
Audit Committee
      The Audit Committee of the Board of Directors, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, currently consists of Mr. El-Hillow, Mr. McDermott and Dr. Sommers. Each of the members of the Audit Committee is independent within the meaning of the Company’s director independence standards and the applicable standards of Nasdaq and the U.S. Securities and Exchange Commission (the “SEC”). The Board of Directors has determined that Mr. El-Hillow is an “audit committee financial expert” under the rules of the SEC.
Compliance with Section 16(A) of the Exchange Act
      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock (collectively, the “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all filings. Based on our review of the copies of such filings received by us with respect to the year ended December 31, 2004, we believe that all Reporting Persons complied with Section 16(a) filing requirements during the year ended December 31, 2004.
Code of Business Conduct and Ethics
      The Board of Directors has adopted a Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer and all other members of management, all Directors and all employees and agents of the Company. The Code is intended to promote the highest standards of honest and ethical conduct throughout the Company, full, accurate and timely reporting, and compliance with law, among other things. A copy of the Company’s Code of Ethics is posted on the Company’s website at www.evergreensolar.com.
      The Code of Ethics prohibits any waiver from the principles of the Code of Ethics without the prior written consent of the Board of Directors of the Company. The Company intends to post on the Company’s website, www.evergreensolar.com, in accordance with the rules of the Securities and Exchange Commission any amendment of, and any waiver from, the Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, or any person performing similar functions.

Item 11.	Executive Compensation
Executive Compensation Summary
      The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2004 and whose salary and bonus exceeded $100,000 for fiscal year 2004 (collectively, the “Named Executive Officers”) for fiscal years ended December 31, 2004, 2003 and 2002. Mr. Farber served as our Chief Executive Officer and President until December 11, 2003. Mr. Feldt was appointed as our Chief Executive Officer and President on December 11, 2003.
Summary Compensation Table

					Long-Term
					Compensation
					Awards(2)
		Annual Compensation
					Securities	All Other
			Bonus	Other Annual	Underlying	Compensation
Name and Principal Position(s)		Salary ($)	($)(5)	Compensation ($)(1)	Options	($)(3)

Richard M. Feldt(4)	2004	242,750	150,000	0	250,000	0
Chief Executive Officer,	2003	13,587	0	0	2,000,000	0
President and Director	2002	0	0	0	0	0
Mark A. Farber	2004	174,386	22,314	0	0	750
Vice President, Marketing &	2003	172,093	4,000	0	300,000	0
Business Development	2002	167,357	0	0	0	0
Richard G. Chleboski	2004	142,343	17,852	0	50,000	750
Chief Financial Officer,	2003	136,372	4,000	0	275,000	0
Treasurer, and Secretary	2002	130,771	0	0	0	0
Dr. Jack I. Hanoka	2004	140,786	17,757	0	0	750
Chief Technical Officer	2003	138,120	2,000	0	190,000	0
	2002	135,982	0	0	0	0
John J. McCaffrey, Jr.	2004	154,265	19,764	0	30,000	750
Vice President,	2003	151,687	3,000	0	205,000	0
Manufacturing and	2002	146,464	0	0	0	0
Engineering

(1)	No Named Executive Officers received prerequisites or other personal benefits in excess of the lesser of $50,000 or 10% of their total annual salary and bonus during the fiscal years ended December 31, 2004, 2003 and 2002. The compensation described in this table does not include medical, group life insurance and other benefits received by the Named Executive Officers which are available generally to all of our salaried employees and certain perquisites and other personal benefits received by the Named Executive Officers which do not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus reported in this table.

(2)	We did not grant any stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during the fiscal years ended December 31, 2004, 2003 and 2002.

(3)	Dollar amount represents our matching contributions to the 401(k) plan account of the Named Executive Officers for the fiscal year as indicated.

(4)	Mr. Feldt became an employee and executive officer when he was elected Chief Executive Officer, President and Director on December 11, 2003.

(5)	Represent bonus earned during 2004 and paid in 2005.

Option Grants in Last Fiscal Year
      We did not grant any stock options or stock appreciation rights to our Named Executive Officers during the fiscal year ended December 31, 2004.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth certain information with respect to options to purchase our common stock granted to the Named Executive Officers, including (i) the number of shares of common stock purchased upon exercise of options in the fiscal year ended December 31, 2004; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 2004; and (iv) the value of unexercised options at exercise prices equal to or less than the market value of the common stock at December 31, 2004 (“In-the-Money”).
Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options Held at		In-the-Money Options at
	Shares		December 31, 2004		December 31, 2004 ($)(2)
	Acquired on	Value
Name	Exercise	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard M. Feldt	0	0	500,000	1,500,000	$1,380,000	$4,140,000
Mark A. Farber	0	0	247,657	230,000	$526,399	$559,400
Richard G. Chleboski	0	0	197,011	210,000	$423,242	$512,738
Dr. Jack I. Hanoka	0	0	166,041	147,500	$355,971	$349,575
John J. McCaffrey, Jr.	0	0	162,080	163,750	$304,938	$385,863

(1)	Amounts calculated by subtracting the aggregate exercise price of the options from the market value of the underlying common stock on the date of exercise, and do not reflect amounts actually received by the Named Executive Officers.

(2)	Amounts calculated by subtracting the exercise price of the options from the fair market value of the underlying common stock as quoted on The Nasdaq Stock Market, Inc. on December 31, 2004 of $4.37 per share, multiplied by the number of shares underlying the options, and do not reflect amounts that may be actually received by the Named Executive Officers upon exercise of options.
Director Compensation
      Non-employee directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and any committees of the Board of Directors on which they serve. Directors are also eligible to participate in the 2000 Stock Option and Incentive Plan. Our Board of Directors put into effect a Compensation Policy for Directors at the Annual meeting of the Board of Directors on August 19, 2004. Under this Compensation Policy for Directors, non-employee directors, including directors affiliated with our stockholders, are entitled to receive options to purchase 10,000 shares of common stock upon their election to the board. These options will vest immediately. All non-employee directors will receive 10,000 options at the annual meeting of the Board of Directors and will receive an additional 10,000 options at each annual meeting thereafter. These annual option grants will vest daily, and directors who join the board between annual meetings will receive a pro-rated number of options based on the date such director joins the board. Directors will also receive, at their option, an additional $2,500 or 2,500 fully vested options at the end of each quarter of service on the board. The Chairman of the Board will receive an additional $5,000 or 5,000 fully vested options, at his option, on the date of the annual meeting each year. If the Chairman is elected between annual meetings, he will receive a pro-rata number based on the date of his election. Each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee will receive an additional 2,500 fully vested options on the date of the annual meeting each year and the chairman of each such committee will receive an additional 1,000 fully vested options on such date. The Board of Directors may, from time to time, set lump-sum compensation for special committees.
Compensation Committee Interlocks and Insider Participation
      The members of the Compensation Committee are currently Dr. Shaw, Mr. Deutch and Mr. Woodward. No current member of the Compensation Committee or person who was a member of such committee at any time during 2004 was at any time during the past year an officer or employee of the Company (or any of our subsidiaries), was formerly an officer of the Company (or any of its subsidiaries), or had any relationship with the Company requiring disclosure herein. The Compensation Committee operates under a written charter adopted by the Board of Directors setting out the functions the Compensation Committee is to perform.
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
      The Committee also considered Evergreen’s financial performance in fiscal year 2004, certain milestones achieved by Evergreen, and individual executive officer duties. Additional factors which the Compensation Committee considered with respect to each executive officer’s compensation package for fiscal year 2004 are summarized below. The Compensation Committee may, however, in its discretion, apply different or additional factors in making decisions with respect to executive compensation in future years. Also, the committee does not assign relative weights or rankings to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to Evergreen’s long-term goals and strategies.
      Base Salary. Fiscal 2004 base salaries for Evergreen’s executive officers were determined by the Compensation Committee after considering the base salary level of the executive officers in prior years, and taking into account for each executive officer the amount of base salary as a component of total compensation. Generally, salary decisions for Evergreen’s executive officers are made after the end of each fiscal year. Base salary, while reviewed annually, is only adjusted as deemed necessary by the Compensation Committee in determining total compensation. Base salary levels for each of Evergreen’s executive officers, other than the Chief Executive Officer, were also based in part upon evaluations and recommendations made by the Chief Executive Officer.
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
      The Compensation Committee generally grants an initial stock option award to executive officers at the time they commence employment, consistent with the number of options granted to peers within and outside the industry at similar levels of seniority. In addition, the Compensation Committee may make performance-based grants from time-to-time, as it deems appropriate. In making such performance-based grants, the Compensation Committee considers individual contributions to Evergreen’s financial, operational and strategic objectives. For fiscal year 2004, the Committee awarded certain of Evergreen’s executive officers additional stock option awards in recognition of Evergreen’s performance during fiscal year 2004.

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
      Mr. Feldt’s base salary for fiscal year 2004 was $242,750, which represents an increase of $229,163 over his 2003 base salary. Because Mr. Feldt did not begin his employment with Evergreen until December 2003, his base salary for fiscal year 2003 was $13,587, an annualized rate of $250,000. Mr. Feldt earned bonus compensation of $150,000 for fiscal year 2004, of which $100,000 was due under the terms of his employment agreement and $50,000 was in addition to such amount due, which was paid in 2005. The number of options granted to Mr. Feldt in fiscal 2004 is set forth in the table captioned “Option Grants in Last Fiscal Year” below. The total options held by Mr. Feldt at December 31, 2004 is set forth in the table captioned “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” below. The Compensation Committee believes Mr. Feldt’s compensation as Chief Executive Officer is consistent with the compensation received by chief executive officers at companies within the same industry in which Evergreen operates, as adjusted to reflect the relative size of Evergreen to such comparable companies.
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

THE COMPENSATION COMMITTEE:

Dr. Robert W. Shaw, Jr.
Phillip J. Deutch
Timothy Woodward

STOCK PERFORMANCE GRAPH
      The following graph compares the percentage change in the cumulative total stockholder return on our common stock during the period from our initial public offering through December 31, 2004, with the cumulative total return of (i) the Media General Market Weighted Nasdaq Index (the “NASDAQ Market Index”) and (ii) an SIC Index that includes all organizations in our Standard Industrial Classification (SIC) Code 836 — Diversified Electronics (the “SIC Code Index”). The comparison assumes $100 was invested on November 2, 2000 in our common stock and in each of the foregoing indices and assumes any dividends were reinvested, if any.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
EVERGREEN SOLAR, INC., SIC CODE INDEX
AND NASDAQ MARKET INDEX
ASSUMES $100 INVESTED ON NOV. 02, 2000
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2004

	11/2/00	12/29/00	12/31/01	12/31/02	12/31/03	12/31/04

Evergreen Solar, Inc	$100.00	$35.53	$17.89	$6.79	$8.84	$23.00

SIC Code Index	$100.00	$66.09	$38.31	$24.21	$38.00	$37.35

NASDAQ Market Index	$100.00	$73.35	$58.47	$40.78	$61.32	$66.47

(1)	Prior to November 2, 2000 our common stock was not publicly traded. Comparative data is provided only for the period since that date. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price information shown on the graph is not necessarily indicative of future price performance. Information used on the graph was obtained from CoreData, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth certain information regarding beneficial ownership of our common stock as of April 28, 2005, or the measurement date , by: (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and named executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is c/o Evergreen Solar, Inc., 138 Bartlett Street, Marlboro, Massachusetts 01752.
      The following table is based on information supplied by our officers, directors, principal stockholders and Schedules 13D and 13G filed with the SEC. The number of shares of our common stock beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the SEC. Under the SEC rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also includes any shares that the individual or entity has the right to acquire on or before April 28, 2005 through the exercise of stock options or warrants, and any reference in the footnotes to this table to shares subject to stock options or warrants refers only to stock options or warrants that are so exercisable. For purposes of computing the percentage of outstanding shares of our common stock held by each person or entity, any shares that such person or entity has the right to acquire on or before April 28, 2005 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that the stockholders named in this table have sole voting and investment power with respect to the shares of our common stock indicated as beneficially owned. The inclusion in the table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated in the footnotes below, the address for the beneficial owners listed in this table is care of Evergreen Solar, Inc., 138 Bartlett Street, Marlboro, Massachusetts 01752.

	Number of	Percentage of
	Shares	Shares of
	Beneficially	Common
Name and Address of Beneficial Owner	Owned(1)	Stock(2)

5% Stockholders:
FMR Corp. Entities(3)	7,246,100	11.9%
82 Devonshire Street Boston, MA 02109
Nth Power Technologies Entities(4)	4,911,026	8.1%
50 California Street Suite 840 San Francisco, CA 94111
RockPort Capital Entities(5)	5,111,023	8.4%
160 Federal Street, 18th Floor Boston, MA 02110
Executive Officers and Directors:
Richard M. Feldt(6)	580,900	*
Richard G. Chleboski(7)	396,165	*
Dr. Jack I. Hanoka(8)	362,058	*
Mark A. Farber(9)	445,089	*
John J. McCaffrey(10)	181,147	*
Gary T. Pollard	—	*
J. Terry Bailey	—	*
Dr. Brown F. Williams(11)	144,800	*
Timothy Woodward(12)	4,957,424	8.1%
Phillip J. Deutch(13)	1,563,483	2.6%

	Number of	Percentage of
	Shares	Shares of
	Beneficially	Common
Name and Address of Beneficial Owner	Owned(1)	Stock(2)

Michael El-Hillow(14)	28,041	*
Charles J. McDermott(15)	5,156,921	8.5%
Dr. Robert W. Shaw, Jr.(16)	459,112	*
Dr. William P. Sommers(17)	99,864	*
All executive officers and directors as a group ([14] persons)(18)	14,375,004	22.9%

*	Less than one percent of the outstanding shares of Class.

(1)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

(2)	Applicable percentage ownership is based upon 60,957,679 shares of common stock outstanding as of the measurement date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days after the measurement date are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, as the case may be, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Based solely on reports filed by the entity with the Securities and Exchange Commission, includes 7,210,500 shares of common stock held by Fidelity Management & Research Company and 35,600 shares held by Fidelity Management Trust Company.

(4)	Based solely on reports filed by the entity with the Securities and Exchange Commission, includes 1,016,914 shares of common stock held by Nth Power Technologies Fund I, L.P., 1,947,056 shares of common stock held by Nth Power Technologies Fund II, L.P. and 1,947,056 shares of common stock held by Nth Power Technologies Fund II-A, L.P.

(5)	Based solely on reports filed by the entity with the Securities and Exchange Commission, includes 3,894,113 shares of common stock held by RockPort Capital Partners, L.P. and 1,216,910 shares of common stock held by RP Co-Investment Fund I L.P.

(6)	Includes 438,000 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(7)	Includes 209,511 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(8)	Includes 53,699 shares of common stock held by Dr. Hanoka and 138,568 shares of common stock held by Hanoka Evergreen Limited Partnership. Includes 169,791 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(9)	Includes 260,157 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(10)	Includes 169,580 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(11)	Includes 144,100 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(12)	Consists of 46,398 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date and an aggregate of 4,911,026 shares of common stock held by Nth Power Technologies Entities. Mr. Woodward disclaims beneficial ownership of all of the shares of common stock held by the Nth Power Technologies Entities, other than shares in which he has a pecuniary interest.

(13)	Consists of 42,898 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date and 1,520,585 shares of common stock held by Perseus 2000,

L.L.C. Mr. Deutch disclaims beneficial ownership of all of the shares of common stock held by Perseus 2000, L.L.C., other than shares in which he has a pecuniary interest.

(14)	Consists of 28,041 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(15)	Includes 45,898 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date and 5,111,023 shares of common stock held by the RockPort Capital Entities. Mr. McDermott disclaims beneficial ownership of all of the shares of common stock held by the RockPort Capital Entities, other than shares in which he has a pecuniary interest.

(16)	Includes 58,398 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date and 400,714 shares of common stock of which 9,331 shares of common stock are held by Dr. Shaw’s wife.

(17)	Includes 99,864 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(18)	For purposes of calculating the Percentage of Shares of common stock outstanding, the number of shares beneficially owned includes 1,712,636, shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.
EQUITY COMPENSATION PLAN INFORMATION
      The following table provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of Securities to		Future Issuance Under
	Be Issued upon	Weighted-average	Equity Compensation
	Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,749,734	$2.41	2,535,142
Equity compensation plans not approved by security holders	0	—	0
Total	5,749,734	$2.41	2,535,142

Item 13.	Certain Relationships and Related Transactions:
      We believe that all transactions set forth below were made on terms no less favorable to us than would have been obtained from unaffiliated third-parties. We have adopted a policy that all transactions between us and any of our officers, directors, principal stockholders and affiliates will be on terms no less favorable to us than could be obtained unaffiliated third-parties, and will be approved by a majority of the disinterested members of our Board of Directors.
Indemnification Agreements
      In November 2000 and May 2003, we entered into indemnification agreements with each of our directors and executive officers and with Mr. Michael El-Hillow as a director in August 2004. These agreements require us to, among other things, indemnify each of our directors and executive officers for any and all expenses (including attorney fees), judgments, fines, penalties and amounts paid in settlement (if such settlement is approved in advance by us, which approval may not be unreasonably withheld), in connection with any action suit or proceeding arising out of the individual’s status as a director or executive officer of Evergreen and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which he or she may be entitled to indemnification by us.

Changes in Control
      The Company is not aware of any arrangements the operation of which may at a subsequent date result in a change in control of the Company.
Series A Convertible Preferred Stock Private Placement and Common Stock Private Placement
      On May 15, 2003, we consummated a $29.3 million private placement financing transaction whereby we issued 26,227,668 shares of our series A convertible preferred stock and a warrant to purchase up to 2,400,000 shares of our common stock pursuant to a stock and warrant purchase agreement with certain purchasers (the “Series A Private Placement”). On June 21, 2004, we consummated a $20 million private placement financing transaction whereby we issued 7,662,835 shares of our common stock and warrants to purchase up to 2,298,851 shares of our common stock pursuant to a stock and warrant purchase agreement and a warrant agreement with certain purchasers (the “Common Stock Private Placement”). Additionally, in connection with the Common Stock Private Placement we issued a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. All of the shares of series A convertible preferred stock issued pursuant to the Series A Private Placement were converted into shares of common stock in connection with the consummation of the Common Stock Private Placement. As an incentive to encourage the holders of series A convertible preferred stock to convert all of the outstanding shares of series A convertible preferred stock into shares of common stock in connection with the consummation of the Common Stock Private Placement, the Company agreed to pay each such holder agreeing to so convert a 7% dividend on each share of series A convertible preferred stock so converted. Philip Deutch, Timothy Woodward, Charles McDermott and Dr. Robert W. Shaw, Jr., each of whom is a director of ours, are affiliated with entities that acquired shares of series A convertible preferred stock in the Series A Private Placement and that received the 7% dividend upon the conversion of those shares into shares of common stock in connection with the consummation of the Common Stock Private Placement. The 7% dividend was negotiated by an independent committee of our Board of Directors and neither Messrs. Deutch, Woodward, McDermott nor Dr. Shaw were a member of, nor participated in, any meetings of this independent committee.
      Micro-Generation Technology Fund, LLC, UVCC Fund II, and UVCC II Parallel Fund, L.P., each of which is an investment entity affiliated with Dr. Shaw, invested $3.5 million in the aggregate in the Series A Private Placement in return for shares of series A convertible preferred stock on terms identical to those afforded to each other purchaser in the Series A Private Placement, except that Arete Corporation, as one of the five purchasers who signed the initial term sheet with respect to the Series A Private Placement, had the right to designate a member of our Board of Directors. Dr. Shaw is the President of Arete Corporation, which is the manager of Micro-Generation Technology Fund, LLC. Dr. Shaw is a general partner of Arete Venture Investors II, L.P., which is the general partner of UVCC Fund II. Dr. Shaw is also a general partner of Arete Ventures III, L.P., which is the general partner of UVCC II Parallel Fund, L.P. As of the consummation of the Series A Private Placement, Arete Corporation designated Dr. Shaw as its designee to our Board of Directors.
      Dr. Shaw is a limited partner of Nth Power Management II, L.P., the general partner of Nth Power Technologies Fund II, LP, and in such capacity provides advice as requested to this entity. Dr. Shaw does not serve on this entity’s investment committee nor does he have any decision making authority with respect thereto. Dr. Shaw has also agreed to become a member of, and perform comparable services for, Nth Power Management II-A, LLC, the general partner of Nth Power Technologies Fund II-A, L.P., and will have a similar advisory role with that entity. Nth Power Technologies Fund II, LP and Nth Power Technologies Fund II-A, LP, each of which is an investment entity affiliated with Nth Power Management II, L.P. and Nth Power Management II-A, LLC, invested $4 million in the aggregate in the Series A Private Placement in return for shares of series A convertible preferred stock on terms identical to those afforded to each other purchaser, except that Nth Power Technologies Fund II, LP, as one of the five purchasers signed the initial term sheet with respect to the Series A Private Placement, had the right to designate a member of our Board of Directors. Dr. Shaw did not participate in the decision of either of the two Nth Power-related entities to invest in the Series A Private Placement. As of the consummation of the Series A Private Placement, Nth

Power Technologies Fund II, LP designated Timothy Woodward, a Managing Director of Nth Power, LLC, as its designee to our Board of Directors.
      Dr. Shaw serves as a member of the investment committee of SAM Private Equity Energy Fund L.P. and SAM Sustainability Private Equity Fund L.P. and he has a limited partnership interest in SAM Private Equity Energy Fund L.P. These entities and another affiliated entity, SAM Smart Energy, invested $3.25 million in the aggregate in the Series A Private Placement in return for shares of series A convertible preferred stock on terms identical to those afforded to each other purchaser. Dr. Shaw recused himself and did not participate in the SAM investment committee decisions to invest in the Series A Private Placement.
      Dr. Shaw has no voting power or dispositive power over any Evergreen shares held by the Nth Power investment entities or the SAM investment entities.
      Dr. Shaw is not a member of, and did not participate in, any meetings of our financing committee that negotiated the Series A Private Placement and did not participate in any discussions with the purchasers concerning the terms of the Series A Private Placement.
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
      Mr. Willrich was not a member of, and did not participate in, any meetings of our financing committee that negotiated the terms of the Series A Private Placement and did not participate in any discussions with the purchasers concerning the terms of the Series A Private Placement.

Item 14.	Principal Accounting Fees and Services:
      The following table sets forth a summary of the fees billed to us by PricewaterhouseCoopers LLP for professional services for the fiscal years ended December 31, 2004 and 2003, respectively:

	2004	2003

Audit Fees(1)	$379,500	$109,600
Audit-Related Fees(2)	0	0
Tax Fees(3)	39,425	20,000
All Other Fees	0	0

Total	$418,925	$129,600

(1)	Audit Fees represent fees for professional services relating to the audit of our financial statements and the review of the financial statements included in our quarterly reports.

(2)	Audit-Related Fees represent fees for assurance and related services that are reasonably related the performance of the audit or review of financial statements and not reported under “Audit Fees.”

(3)	Tax Fees principally represent fees for professional services for tax compliance, tax advice and tax return preparation relating to our fiscal year end.
      The Audit Committee meets regularly with PricewaterhouseCoopers LLP throughout the year and reviews both audit and non-audit services performed by PricewaterhouseCoopers LLP as well as fees charged by PricewaterhouseCoopers LLP for such services. In engaging PricewaterhouseCoopers LLP for the services described above, the Audit Committee has determined that the provision of such services is compatible with maintaining PricewaterhouseCoopers LLP’s independence in the conduct of its auditing functions pursuant to the auditor independence rules of the SEC.
      Pre-approval Policies and Procedures. The chairman of the Audit Committee is appointed to provide initial approval for further services proposed by PricewaterhouseCoopers LLP up to $50,000, subject to the approval from the other Audit Committee members. Such an appointment allows PricewaterhouseCoopers

LLP to commence an engagement without being delayed due to scheduling. The Audit Committee at the next scheduled meeting would make full approval of further services. Approximately $5,000 of services were performed by PricewaterhouseCoopers LLP that were approved under the Company’s pre-approval policy relating to fiscal years 2004 and none in 2003.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K:
      (a) The following documents are filed as part of this Annual Report on Form 10-K/ A:
      1. Consolidated Financial Statements. The financial statements were previously filed with the annual report on the Form 10-K for the year ended December 31, 2004, filed on March 10, 2005.
      2. Exhibits.

Exhibit
Number		Description

3	.1(1)	Third Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)
3	.2(1)	Second Amended and Restated By-laws of the Registrant. (Exhibit 3.4)
3	.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)
3	.4(2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant. (Exhibit 4.4)
3	.5(3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 30, 2004. (Exhibit 4.5)
4	.1(8)	Warrant issued to CRT Capital Group LLC.
4	.2(4)	Warrant to Purchase Stock Issued to Silicon Valley Bank on August 26, 2004. (Exhibit 4.1)
4	.3(4)	Registration Rights Agreement dated as of August 26, 2004. (Exhibit 4.2)
10	.1(1)*	1994 Stock Option Plan. (Exhibit 10.1)
10	.2(1)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)
10	.3(2)*	Amended 2000 Stock Option and Incentive Plan. (Exhibit 4.5)
10	.4(1)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)
10	.5(1)	Lease Agreement between Registrant and W9/ TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)
10	.6(8)	Lease between Registrant and One Hundred Twenty Bartlett Street Marlboro LLC dated as of January 26, 2004.
10	.7(1)+	Agreement between Registrant and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)
10	.8(1)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)
10	.9(1)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (Exhibit 10.9)
10	.10(7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)
10	.11(7)	Form of Registration Rights Agreement. (Exhibit 10.3)
10	.12(7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)
10	.13(5)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)
10	.14(5)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)
10	.15(5)	Form of Warrants. (Exhibit 10.3)
10	.16(5)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)
10	.17(5)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)
10	.18(6)++	Master Strategic partnership Agreement entered into as of January 14, 2005 by and between Evergreen Solar, Inc. and Q-Cells AG. (Exhibit 10.1)

Exhibit
Number		Description

10	.19(6)++	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated January 14, 2005. (Exhibit 10.2)
23	.1(9)	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
24	.1(9)	Power of Attorney. (see Signature Page to Form 10-K)
31.1		CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2		CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1		CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2		CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003 (File No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 dated October 21, 2004 (File No. 333-106126). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 12, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 14, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, filed on March 10, 2005.

(9)	Previously filed with the annual report on the Form 10-K for the year ended December 31, 2004, filed on March 10, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 29th day of April, 2005, thereunto duly authorized.

EVERGREEN SOLAR, INC.

By:	/s/ Richard M. Feldt

Richard M. Feldt
Chief Executive Officer,
President and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/ Richard M. Feldt Richard M. Feldt		Chief Executive Officer, President and Director (Principal Executive Officer)	April 29, 2005

/s/ Richard G. Chleboski Richard G. Chleboski		Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2005

* Timothy Woodward		Chairman of the Board of Directors	April 29, 2005

* Philip J. Deutch		Director	April 29, 2005

* Charles J. McDermott		Director	April 29, 2005

* Robert W. Shaw, Jr.		Director	April 29, 2005

* William P. Sommers		Director	April 29, 2005

* Michael El-Hillow		Director	April 29, 2005

By:	/s/ Richard G. Chleboski Richard G. Chleboski Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
Number		Description

3	.1(1)	Third Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)
3	.2(1)	Second Amended and Restated By-laws of the Registrant. (Exhibit 3.4)
3	.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)
3	.4(2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant. (Exhibit 4.4)
3	.5(3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 30, 2004. (Exhibit 4.5)
4	.1(8)	Warrant issued to CRT Capital Group LLC.
4	.2(4)	Warrant to Purchase Stock Issued to Silicon Valley Bank on August 26, 2004. (Exhibit 4.1)
4	.3(4)	Registration Rights Agreement dated as of August 26, 2004. (Exhibit 4.2)
10	.1(1)*	1994 Stock Option Plan. (Exhibit 10.1)
10	.2(1)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)
10	.3(2)*	Amended 2000 Stock Option and Incentive Plan. (Exhibit 4.5)
10	.4(1)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)
10	.5(1)	Lease Agreement between Registrant and W9/ TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)
10	.6(8)	Lease between Registrant and One Hundred Twenty Bartlett Street Marlboro LLC dated as of January 26, 2004.
10	.7(1)+	Agreement between Registrant and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)
10	.8(1)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)
10	.9(1)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (Exhibit 10.9)
10	.10(7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)
10	.11(7)	Form of Registration Rights Agreement. (Exhibit 10.3)
10	.12(7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)
10	.13(5)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)
10	.14(5)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)
10	.15(5)	Form of Warrants. (Exhibit 10.3)
10	.16(5)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)
10	.17(5)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)
10	.18(6)++	Master Strategic partnership Agreement entered into as of January 14, 2005 by and between Evergreen Solar, Inc. and Q-Cells AG. (Exhibit 10.1)
10	.19(6)++	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated January 14, 2005. (Exhibit 10.2)
23	.1(9)	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
24	.1(9)	Power of Attorney. (see Signature Page to Form 10-K)
31.1		CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2		CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit
Number	Description

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003 (File No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 dated October 21, 2004 (File No. 333-106126). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 12, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 14, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, filed on March 10, 2005.

(9)	Previously filed with the annual report on the Form 10-K for the year ended December 31, 2004, filed on March 10, 2005.