Form 10-Q
period 2005-04-02
EVERGREEN SOLAR INC
filed 2005-05-02
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 19, 2005 there were 60,957,679 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Evergreen Solar, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	April 2,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$5,379	$53,134
Marketable securities	6,563	16,905
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $84 and $100 at December 31, 2004 and April 2, 2005, respectively	6,166	4,999
Inventory	2,906	3,151
Interest receivable	57	201
Other current assets	1,411	1,771

Total current assets	22,482	80,161

Restricted cash	414	414
Fixed assets, net	26,825	26,900

Total assets	$49,721	$107,475

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,074	$2,333
Short term borrowings	1,500	1,500
Accrued employee compensation	1,187	798
Accrued warranty	705	705
Other accrued expenses	1,295	901
Deferred revenue	440	—

Total current liabilities	8,201	6,237

Minority interest in EverQ	—	602

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 47,541,823 and 60,894,179 issued and outstanding at December 31, 2004 and April 2, 2005, respectively	475	609
Additional paid-in capital	116,764	178,982
Accumulated deficit	(75,693)	(78,913)
Accumulated other comprehensive loss	(26)	(42)

Total stockholders’ equity	41,520	100,636

Total liabilities and stockholders’ equity	$49,721	$107,475

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter ended
	March 31,	April 2,
	2004	2005
Revenues:
Product revenues	$2,830	$10,287
Research revenues	262	235

Total revenues	3,092	10,522

Operating expenses:
Cost of product revenues	4,553	9,936
Research and development expenses, including costs of research revenues	902	2,325
Selling, general and administrative expenses	1,673	1,960

Total operating expenses	7,128	14,221

Operating loss	(4,036)	(3,699)

Other income, net
Foreign exchange gains, net	8	280
Interest income, net	65	158

Loss before minority interest	(3,963)	(3,261)
Minority interest in EverQ	—	41

Net loss	(3,963)	(3,220)
Accretion and dividends on Series A convertible preferred stock	(665)	—

Net loss attributable to common stockholders	$(4,628)	$(3,220)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.30)	$(0.06)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	15,489	54,914

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter ended
	March 31,	April 2,
	2004	2005
Cash flows from operating activities:
Net loss	$(3,963)	$(3,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	607	867
Minority interest in EverQ	—	573
Bad debt expense	(16)	(27)
Amortization of bond premiums	120	6
Compensation expense associated with employee stock options	31	—
Changes in operating assets and liabilities:
Inventory	45	(245)
Other current assets	(18)	(360)
Interest receivable	(41)	(144)
Accounts receivable	(1,030)	1,194
Accounts payable	981	(741)
Deferred revenue	—	(440)
Accrued expenses	167	(783)

Net cash used in operating activities	(3,117)	(3,320)

Cash flows from investing activities:
Purchases of fixed assets	(2,397)	(942)
Purchases of investments	(1,000)	(10,892)
Proceeds from sale and maturity of investments	4,333	557

Net cash provided by (used in) investing activities	936	(11,277)

Cash flows from financing activities:
Financing costs on issuance of Series A convertible preferred stock	—	(4,396)
Proceeds from the issuance of common stock	—	66,731
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	1	17

Net cash flow provided by financing activities	1	62,352

Net (decrease) increase in cash and cash equivalents	(2,180)	47,755

Cash and cash equivalents at beginning of period	4,620	5,379

Cash and cash equivalents at end of period	$2,440	$53,134

Supplemental cash flow information:
Interest paid	—	29
Non-cash Series A convertible preferred stock accretion and dividends earned	665	—
Non-cash conversion of Series A convertible preferred stock to common stock	1,084	—

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2004. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 10, 2005 and as subsequently amended. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position at April 2, 2005, the results of operations for the quarters ended April 2, 2005 and March 31, 2004, and the cash flows for the quarters ended April 2, 2005 and March 31, 2004. The balance sheet at December 31, 2004 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2004. Beginning with the first quarter of 2005, the Company adjusted its fiscal reporting period to better align with its internal manufacturing schedule. Our adjusted quarterly fiscal reporting periods will end upon the conclusion of thirteen consecutive weeks, rather than upon the conclusion of three consecutive calendar months. Such an adjustment may result in interim periods ending on days that differ slightly from the calendar month-end. For example, our first fiscal quarter of 2005 ended on April 2, 2005, our second fiscal quarter of 2005 ends on July 2, 2005, and our third fiscal quarter of 2005 will end on October 1, 2005. In 2005, the adjustment to our interim reporting periods will have no effect on our fiscal year end, which remains December 31. The change of the interim periods was not material for the quarter.

The condensed consolidated interim financial statements include the accounts of the Company’s wholly owned subsidiaries, Evergreen Solar Securities, Inc. and Evergreen Solar GmbH. All material intercompany accounts and transactions have been eliminated. The functional currency for Evergreen Solar GmbH is Euros. Revenues and expenses of Evergreen Solar GmbH are translated into U.S. dollars at the average rates of exchange during the quarter, and assets and liabilities are translated into U.S. dollars at quarter-end rates of exchange. In January 2005, the Company entered into a strategic partnership agreement with Q-Cells AG to form a separate company called EverQ GmbH (“EverQ”). EverQ will be governed by a three-member advisory board consisting of two representatives of the Company and one Q-Cells representative. Under the strategic partnership agreement, the Company and Q-Cells have made a total equity commitment of 46 million euro (approximately $60 million at the April 2, 2005 exchange rate) to finance a significant part of the construction of this facility and initial working capital requirements, of which the Company will contribute 75.1% and Q-Cells will contribute 24.9%. The functional currency of EverQ GmbH is Euros. Therefore, revenues and expenses are translated into U.S. dollars at the average rates of exchange during the quarter, and assets and liabilities are translated into U.S. dollars at quarter-end rates of exchange. The Company consolidates the financial statements of EverQ in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”

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

The Company is subject to risks common to companies in the high technology and energy industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. Any delay in the Company’s plan to scale its capacity may result in increased costs and could impair business operations.

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

Had compensation expense for the Company’s employee stock option plan been determined based on the fair value at the grant dates for options granted under the plan consistent with SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share data):

	Quarter Ended		Quarter Ended
	March 31, 2004		April 2, 2005
	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per
	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share
Net loss attributable to common stockholders, as reported	$(4,628)	$(0.30)	$(3,220)	$(0.06)
Add: Stock-based employee compensation expense included in reported results	31	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(645)	(0.04)	(710)	(0.01)

Pro forma net loss attributable to common stockholders	$(5,242)	$(0.34)	$(3,930)	$(0.07)

2. Net Loss per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended March 31, 2004 and April 2, 2005 does not include 31,489,151 and 11,377,498 potential shares of common stock equivalents outstanding at March 31, 2004 and April 2, 2005, respectively, as their inclusion would be anti-dilutive.

3. Inventory

Inventory consisted of the following at December 31, 2004 and April 2, 2005 (in thousands):

	December 31,	April 2,
	2004	2005
Raw materials	$2,230	$2,766
Work-in-process	138	248
Finished goods	538	137

	$2,906	$3,151

4. Fixed Assets

Fixed assets consisted of the following at December 31, 2004 and April 2, 2005 (in thousands):

	Useful	December 31,	April 2,
	Life	2004	2005
Laboratory and manufacturing equipment	3-7 years	$20,310	$20,433

Computer and office equipment	3-7 years	457	471

Leasehold improvements	Lesser of 15 to 20 years or lease term	7,433	7,433

Assets under construction		5,084	5,890

		33,284	34,227
Less: accumulated depreciation		(6,459)	(7,327)

		$26,825	$26,900

5. Guarantor Arrangements

The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).

Product Warranty

The Company’s current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. The Company has provided for estimated future warranty costs of $705,000, representing its best estimate of the likely expense associated with fulfilling its obligations under such warranties. The actual warranty experience in future periods may result in higher costs being incurred. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known. The following table summarizes the activity regarding the Company’s warranty accrual:

	2004	2005
Balance at December 31	$426,000	$705,000
Accruals for warranties issued during the period	36,000	—

Balance at the end of the quarter	$462,000	$705,000

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

6. Deferred Compensation

Prior to December 31, 2000, the Company recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between the fair market value of the Company’s common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and are being amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $31,000 and $0 for the quarters ended March 31, 2004 and April 2, 2005, respectively.

7. Segment Information

The Company operates as one operating segment. The following table summarizes the Company’s concentration of total revenue:

	Quarter ended
	March 31,	April 2,
	2004	2005
By geography:
U.S. distributors	31%	25%
U.S. Government (research revenue)	8%	2%
Germany	56%	68%
All other	5%	5%

	100%	100%

By customer:
European distributor #1	37%	30%
European distributor #2	19%	18%
All other	44%	52%

	100%	100%

8. Stockholders’ Equity

The Company has two classes of capital stock: common and preferred. At April 2, 2005, 7,650,000 shares of common stock were authorized for issuance under the Company’s 2000 Stock Option Plan and 4,913,806 shares were reserved for issuance upon conversion of outstanding warrants issued in the Series A Private Placement and the Common Stock Private Placement and to Silicon Valley Bank in connection with the Company securing its line of credit in August 2004.

In February 2005, the Company completed a $62.3 million common stock offering, net of offering costs of approximately $4.4 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of its Marlboro, Massachusetts manufacturing facility and the expenditures necessary for the build-out and initial operation of the strategic partnership with Q-Cells. A portion of the proceeds from the financing will also be used to increase research and development spending on next generation technologies and to explore further expansion opportunities. The Company issued 13,346,000 shares of its common stock in the offering at a per share price of $5.00 (before underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of its common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

9. EverQ GmbH

As of April 2, 2005, EverQ had assets consisting mainly of cash totaling $2.5 million, accounts payable and accrued expenses of $87,000 and losses from operations of $165,000, all of which are consolidated in the Company’s financial statements. Although the expenditures related to EverQ are not significant to the Company’s overall financial position as of April 2, 2005, the company expects such amounts to become material in future periods as EverQ increases its factory construction activities.

10. Short-term Borrowings

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

As of April 2, 2005, the Company had drawn $1.5 million under the revolving line of credit.

11. Other Comprehensive Loss

Other comprehensive loss consists of unrealized gains and losses on available-for-sale securities as well as accumulated currency translation adjustments associated with the consolidation of the Company’s foreign subsidiaries, which is reflected in stockholder’s equity section of the Company’s balance sheet. As of March 31, 2004 accumulated other comprehensive loss was $26,000, which consisted entirely of net unrealized losses on available-for-sale securities. As of April 2, 2005 accumulated other comprehensive loss was $42,000 which consisted of cumulative translation adjustment (loss) of $29,000 and net unrealized losses on available-for-sale securities of $13,000.

12. Foreign Currency Derivative Transactions

In 2004, the Company began to manage its foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. As of April 2, 2005, the Company had forward currency contracts denominated in foreign currencies totaling €4.0 million. At April 2, 2005, the fair market value of outstanding forward exchange contracts was $5.2 million. The difference between the fair market value and the book value of the contracts as of April 2, 2005 was $29,000, which is recorded as a current liability in the Company’s balance sheet.

13. Recent Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that for public companies that delays the effective date of FASB Statement No. 123 (revised 2004), giving a number of those companies more time to develop their implementation strategies. Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged. Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company will adopt this for the year ended December 31, 2006.

14. Subsequent Event

On April 25, 2005, the Company’s strategic partnership, EverQ, received notification that, subject to certain conditions, it will receive approximately 28 million euros, or $35 million at April 2, 2005 exchange rates, in German government grants for the manufacturing facility to be built in Thalheim, Germany.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONCERNS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Evergreen Solar’s expectations, beliefs and/or intentions regarding the following: trends in revenues; future warranty expenses; benefits and expenses resulting from our strategic partnership with Q-Cells; our future equity ownership position in our strategic partnership with Q-Cells; receipt of public grant awards; capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies; pursuit of future research contracts that are not part of our current ongoing research activities; costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses, business growth and our status as a public company; shifts in our geographic product revenue mix; international expansion of strategic partnerships, manufacturing operations and distribution networks; operating efficiency of manufacturing facilities including increases in manufacturing scale and technological improvements; the occurrence of and the use of proceeds from sales of our securities; the sufficiency of our cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility to satisfy our anticipated cash requirements; sufficiency of our insurance levels for product liability claims; payments of cash dividends; use of derivative financial instruments to manage foreign currency exchange risks; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Certain Factors Which May Affect Future Results” section and elsewhere in this quarterly report. Evergreen Solar undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

EXECUTIVE OVERVIEW

We develop, manufacture and market solar power products enabled by our String Ribbon technology that provide reliable and environmentally clean electric power throughout the world. Solar power products use interconnected photovoltaic cells to generate electricity from sunlight. To date, our product sales have been primarily solar modules, which are used to generate electricity for on-grid and off-grid applications. Off-grid applications serve markets where access to conventional electric power is not economical or physically feasible. Solar power products can provide a cost-competitive, reliable alternative for powering highway call boxes, microwave stations, portable highway road signs, remote-street or billboard lights, vacation homes, rural homes in developed and developing countries, water pumps and battery chargers for recreational vehicles and other consumer applications. More recently, the substantial majority of our products have been used by on-grid customers as a clean, renewable source of alternative or supplemental electricity.

We have essentially completed our capital program aimed at increasing our production capacity in our Marlboro factory to a nameplate capacity of approximately 15 megawatts (MW). We will however continue capital programs to increase the capabilities and improve the operational efficiency of this factory throughout 2005 and beyond. While these expenditures may add incremental capacity, they are primarily intended to improve the efficiency, capabilities and product attributes of our Marlboro factory.

To date, our product sales have been constrained by our manufacturing capacity, despite the fact that (as compared to 2004) by April 2005, we had approximately quadrupled our plant’s annualized production rate to approximately 12 MW. Since product revenue has been limited by capacity, the expansion in Marlboro should enable revenue growth and improvement in product gross margins as compared to 2004. Specifically, our product revenues for the first quarter 2005 represent a 263% increase over our product revenues for the first quarter of 2004. Furthermore, we had positive product gross margin for the second consecutive quarter of 3.4%.

On January 14, 2005, we entered into a strategic partnership agreement with Q-Cells AG, or Q-Cells. Q-Cells is the world’s largest independent manufacturer of solar cells, whose crystalline solar cells are among the highest efficiency solar cells commercially available. The agreement provides for the organization and capitalization of EverQ GmbH, or EverQ, which is a limited liability company incorporated under the laws of Germany. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbon technology using fabrication processes that combine our and Q-Cells’s manufacturing technologies.

The manufacturing facility contemplated by the strategic partnership agreement is expected to be located in Thalheim, Germany and have an initial capacity of 30 MW. Based upon the success of the initial operations of this facility, we and Q-Cells intend over the long term, if economically viable, to expand the capacity of this facility up to approximately 120 MW. As part of the strategic partnership, subject to certain conditions under the strategic partnership agreement, we and Q-Cells have agreed to finance a majority of the expenditures necessary for the establishment and initial operation of EverQ through cash contributions in amounts payable over time that total to 46 million euros (approximately $60 million at the April 2, 2005 exchange rate), of which we would be responsible for 75.1%. The financing of this 46 million euros may take the form of equity, debt, or a continuation of the two. After reduction of the 46 million euro commitment for any debt incurred by EverQ, including loans from the parents, we will be responsible for 75.1% of the remaining equity contributions. In addition to these amounts, it is our intention, and the financing plans currently require, that we finance approximately 28 million euros of such expenditures through public grants under a German government grant program. We believe this strategic partnership will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European solar market.

Financing Transactions

In February 2005, we completed a common stock offering with gross proceeds of $66.7 million. We received proceeds of $62.3 million, net of offering costs of approximately $4.4 million, which are available to satisfy existing capital requirements, to fund the continuing development of our Marlboro, Massachusetts manufacturing facility and the expenditures necessary for the initial build-out and initial operation of the strategic partnership with Q-Cells. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. In this common stock offering, we issued 13,346,000 shares of our common stock. The shares of common stock were sold at a per share price of $5.00 (before deducting underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of our common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

We believe that our current cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility will be sufficient to fund our currently planned capital programs aimed at increasing the capabilities of our Marlboro, Massachusetts manufacturing facility, fund our expected commitments with our strategic partnership with Q-Cells for its initial 30 megawatts of capacity and to fund our operating expenditures over the next twelve months. We will need to raise significant additional capital in order to further enhance our operating infrastructure and to further increase capacity. We may also require significant additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with generally accepted accounting principals requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, if applicable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004, we believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Warranty

Our current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We have provided for estimated future warranty costs of $705,000, representing our best estimate of the likely expense associated with fulfilling our obligations under such warranties. The actual warranty experience in future periods may result in higher costs being incurred. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be affected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

Sales Discount Allowance

During the first quarter of 2005, we began offering certain customers early payment discounts as an incentive aimed at improving our short-term cash flow. We estimate the allowance for sales discounts based on actual and historical payment practices of customers, and record provisions at the time when revenue is recognized. While our methodology takes into account these uncertainties, adjustments in future periods may be required as our customers change their payment practices. During the first quarter of 2005, total sales discounts taken and accrued for was $130,000.

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

Research and development expenses, including cost of research revenues. Research and development expenses, including cost of research revenues, consist primarily of salaries and related personnel costs, consulting expenses, and prototype costs related to the design, engineering, development, testing and enhancement of our products, manufacturing equipment and manufacturing technology. We expense our research and development costs as incurred. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers. As a result, we expect that our total research and development expenses will increase in the future.

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

Other income. Other income, net consists of net interest income primarily from interest earned on the holding of short-term, high-quality commercial paper, corporate bonds and United States government-backed securities, (less any bond premium amortization), interest on any outstanding debt, and net foreign exchange gains.

Minority interest. As of April 2, 2005, EverQ incurred losses from continuing operations of $165,000, all of which are consolidated in the Company’s financial statements. However, $41,000 represents the portion of EverQ losses attributed to minority interest.

Dividends on preferred stock. On June 21, 2004, holders of all outstanding shares of Series A convertible preferred stock agreed to convert all of their shares of Series A convertible preferred stock into shares of our common stock in connection with the Common Stock Private Placement. During the first quarter of 2004, the Series A preferred stock earned a dividend of approximately $0.7 million, which the Company elected to add to the liquidation preference of the Series A convertible preferred stock.

Net loss attributable to common stockholders. Net loss attributable to common stockholders consists of net losses and dividends earned by the Series A convertible preferred stockholders.

Comparison of Quarters Ended April 2, 2005 and March 31, 2004

Revenues. Our product revenues for the quarter ended April 2, 2005 were $10.3 million, an increase of $7.5 million, or 263%, from $2.8 million for the quarter ended March 31, 2004. The increase in product revenues was due to the increased production capacity of our manufacturing facility in Marlboro, Massachusetts, our increased marketing and sales activities, and favorable foreign exchange rates. Research revenues for the quarter ended April 2, 2005 were $235,000, a decrease of $27,000, or 10%, from $262,000 for the quarter ended March 31, 2004.

Research revenue decreased because our last active research contract with the National Renewable Energy Laboratory expired during the first quarter of 2005.

Product revenues represented 98% of total revenues for the quarter ended April 2, 2005 and 92% of total revenues for the quarter ended March 31, 2004. The share of total revenues represented by product revenues in the first quarter of 2005 increased from the first quarter of 2004 due to an increase in product revenues from expanded production capacity and a decrease in research revenues. International product sales accounted for approximately 73% of total revenues for the quarter ended April 2, 2005, and 61% for the quarter ended March 31, 2004. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

The following table summarizes our concentration of total revenue:

	Quarter ended
	March 31,	April 2,
	2004	2005
By geography:
U.S. distributors	31%	25%
U.S. Government (research revenue)	8%	2%
Germany	56%	68%
All other	5%	5%

	100%	100%

By customer:
European distributor #1	37%	30%
European distributor #2	19%	18%
All other	44%	52%

	100%	100%

Cost of product revenues. Our cost of product revenues for the quarter ended April 2, 2005 was $9.9 million, an increase of $5.4 million, or 118%, from $4.6 million for the quarter ended March 31, 2004. Most of the increase was due to an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the quarter ended April 2, 2005 was 3.4% versus -61% for the quarter ended March 31, 2004. Product gross margin improved due primarily to improvements in yield and efficiency associated with the scale-up of our second manufacturing line, increased sales volume and favorable exchange rates.

Due to the relatively large component of fixed costs, product gross margins are highly dependent on sales volumes and prices. We do not expect substantial further improvements in product gross margin during 2005. We realize positive gross margins when our Marlboro manufacturing facility operates at about its target capacity of about 15 megawatts. However, we expect that significant portions of manufacturing capacity at our Marlboro manufacturing facility will be dedicated to research and development programs for purposes of achieving faster commercialization of technology improvements, which will keep gross margins lower than could potentially be realized throughout 2005. Further improvements in gross margin will result from increases in manufacturing scale and technology improvements. For example, during late 2004 we demonstrated in research a new wafer growth process that can reduce the thickness of wafers thereby significantly reducing raw materials costs. Although this technology is still very much under development and we cannot be certain that it will ever be commercialized, it holds the promise of significant cost reductions in the future. Additionally, further capacity expansion beyond 15 megawatts as well as further process and technology improvements will be required to achieve overall profitability.

Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the quarter ended April 2, 2005 were $2.3 million, an increase of $1.4 million, or 158%, from $902,000 for the quarter ended March 31, 2004. The increase was due mainly to increased labor and consulting costs associated with internal initiatives aimed to improve our manufacturing technology and activities associated with the planning for the next manufacturing capacity expansion, as well as engineering costs associated with the design of the manufacturing facility of EverQ GmbH.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended April 2, 2005 were $2.0 million, an increase of $287,000, or 17%, from $1.7 million for the quarter ended March 31, 2004. Approximately 49% of the increase was due to increases in salaries associated with additional personnel, approximately 75% of the increase was due to activities associated with EverQ and approximately 22%

of the increase was due to increased depreciation costs, offset by a 28% decrease in professional fees and an 18% decline in insurance costs.

Other income, net. Other income, net for the period ended April 2, 2005 was comprised of $280,000 in net foreign exchange gains and $158,000 in net interest income. Other income, net for the quarter ended March 31, 2004 consisted of $65,000 in net interest income and $8,000 in net foreign exchange gains.

Net loss attributable to common stockholders. Net loss attributable to common stockholders was $3.2 million and $4.6 million for the quarters ended April 2, 2005 and March 31, 2004, respectively. The decrease in net loss attributable to common stockholders was due to an improvement in gross margin and decrease in accretion and dividends associated with the Series A convertible preferred stock.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At April 2, 2005, we had working capital of $73.9 million, including cash, cash equivalents and marketable securities of $70.0 million.

Net cash used in operating activities was $3.3 million for the quarter ended April 2, 2005, as compared to $3.1 million for the quarter ended March 31, 2004. The use of cash for operating activities in the period ended April 2, 2005 was due primarily to losses from operations of $3.2 million, and decreases in deferred revenue of $0.4 million and decreases in accounts payable and accrued expenses of $1.6 million, offset by decreases in accounts receivable of $1.2 million and depreciation expense of $867,000. Net loss improved in the first quarter of 2005 due mainly to improved gross margin.

We have not experienced any significant trends in accounts receivable other than changes relative to the increase in revenue. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers. For both the first quarter of 2005 and 2004, Days Sales Outstanding (DSO) was approximately 44 days and 59 days, respectively.

Net cash used in investing activities was $11.3 million for the quarter ended April 2, 2005, as compared to $936,000 provided by investing activities for the quarter ended March 31, 2004. For the quarter ended April 2, 2005, net cash was used for purchases of marketable securities resulting from the cash proceeds from our February common stock financing and purchases of equipment associated with the build-out of the second manufacturing line at our Marlboro manufacturing plant.

Net cash provided by financing activities was $62.4 million for the quarter ended April 2, 2005, as compared to $1,000 for the quarter ended March 31, 2004. The cash provided by financing activities during the quarter ended April 2, 2005 primarily represents net proceeds from common stock issued in conjunction with the common stock public offering completed in February 2005.

Capital expenditures were $942,000 for the quarter ended April 2, 2005, as compared to $2.4 million for the quarter ended March 31, 2004. Capital expenditures for the quarter ended April 2, 2005 were primarily for equipment needed for our Marlboro manufacturing facility. As of April 2, 2005, our outstanding commitments for capital expenditures were approximately $100,000. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our Marlboro manufacturing facility. We have essentially completed our capital program aimed at increasing our production capacity in our Marlboro factory to a nameplate capacity of approximately 15 MW. We will however continue capital programs to increase the capabilities and improve the operational efficiency of this factory throughout 2005 and beyond. While these expenditures may add incremental capacity, they are primarily intended to improve the efficiency, capabilities and product attributes of our Marlboro factory.

In February 2005, we completed a $62.3 million common stock offering, net of offering costs of approximately $4.4 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facility and the expenditures necessary for the initial build-out and initial operation of the strategic partnership with Q-Cells. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next-generation technologies and to explore further expansion opportunities. For this public stock offering, we issued 13,346,000 shares of our common stock at a per share price of $5.00 (before deducting underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of our common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

We believe that our current cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility will be sufficient to fund our currently planned capital programs aimed at increasing the capabilities of our Marlboro, Massachusetts manufacturing facility, fund our expected commitments with our strategic partnership with Q-Cells for its initial 30 megawatts of capacity and to fund our operating expenditures over the next twelve months. We will need to raise significant additional capital in order to further enhance our operating infrastructure and to further increase capacity. We may also require significant additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

We do not have any special purpose entities or off-balance sheet financing arrangements. As of April 2, 2005, our cash commitments, as disclosed in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, have not significantly changed.

There have been no material changes since December 31, 2004 to our contractual obligations reported in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Marlboro, Massachusetts manufacturing facility, and our business model and technology are unproven at significant scale. Moreover, our strategic partnership with Q-Cells is only in the early planning stages and because it is our first strategic partnership relationship, we have limited experience upon which to predict whether it will be successful. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

Since our inception, we have incurred significant net losses, including net losses of $19.4 million for the year ended December 31, 2004 and $3.2 million for the quarter ended April 2, 2005. Principally as a result of ongoing operating losses, we had an accumulated deficit of $78.9 million as of April 2, 2005. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

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

In order to satisfy our existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facility, in June 2004 we consummated a $18.8 million, net of financing costs of $1.2 million private placement financing and in August 2004 we secured a $5 million line of credit. We also raised an additional $62.3 million, net of offering costs of approximately $4.4 million, from the public sale of our common stock in February 2005. We believe that our current cash, cash equivalents and short-term investments, together with the proceeds available under our line of credit, will be sufficient to fund our operating expenditures over the next 12 months. However, we will need to raise significant additional capital in order to further enhance our operating infrastructure, to further increase manufacturing capacity through the build-out of other manufacturing facilities, including the manufacturing facility we plan to build in Germany as contemplated by our strategic partnership with Q-Cells and to advance our research and development programs that are key to refining our products and to lowering our manufacturing costs. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether or not we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.

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

In January 2005, we entered into a strategic partnership agreement with Q-Cells. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbon technology. As part of the strategic partnership, subject to certain conditions under the strategic partnership agreement, we and Q-Cells have agreed to finance a majority of the expenditures necessary for the establishment and initial operation of the strategic partnership through cash capital contributions in amounts payable over time that total to 46 million euros (approximately $60 million at April 2, 2005 exchange rates), of which we would be responsible for 75.1%. The financing of this 46 million euros may take the form of equity, debt or a combination of the two. After reduction of the 46 million euro commitment for any debt incurred by EverQ, including loans from the parents, we will be responsible for 75.1% of the remaining equity contributions. In addition to these amounts, it is our intention and the financing plans currently require that we finance approximately 28 million euros through public grants under a German government grant program. If we and Q-Cells are unable to finance the venture, we and Q-Cells would have the ability to terminate the strategic partnership. As a result, the strategic partnership remains subject to the risk that the parties may be unable to finance, both directly and through government or third party sources, the costs of building the facility, which could cause the strategic partnership to be terminated before the facility is built and result in a significant delay in our ability to expand our manufacturing capacity and our ability to significantly grow revenues and achieve profitability. In addition, our strategic partnership with Q-Cells subjects us to the risks inherent in complex strategic partnership transactions with third parties located in international markets, including the following:

•	the strategic partnership will be highly dependent on Q-Cells’s expertise in the rapid development of solar product manufacturing facilities in Germany; therefore, if for any reason, Q-Cells does not devote the personnel necessary to assist us in the development of our facility, the strategic partnership may experience delays and cost-overruns or may be unsuccessful in the establishment of the operation;

•	the strategic partnership contemplates that both we and Q-Cells will contribute certain technologies to the strategic partnership in order to establish a novel manufacturing processes based on a combination of our respective technologies; as such, the success of the strategic partnership depends on our ability to integrate our respective technologies and manufacturing processes in order to produce competitive solar products in the world marketplace; such integration is unproven and if we are unable to integrate our technologies and manufacturing processes, the prospects for the strategic partnership would be limited;

•	the establishment of the facility may result in cost overruns, delays, equipment problems and construction, start-up and other operating difficulties, any of which could adversely affect the ability of the strategic partnership to achieve or grow revenue on the timeframe we expect;

•	although initially a minority shareholder in the strategic partnership, Q-Cells will have the ability to influence the strategic direction of the strategic partnership and other material decisions of the strategic partnership; as a result, we may be unable to take certain actions that we believe would be in our best interests, which, given the expected materiality of the strategic partnership to our combined operations, could significantly harm our business; further, we may be liable to third parties for the material decisions and actions of Q-Cells in the strategic partnership, which actions may harm the strategic partnership and our business;

•	the establishment of the strategic partnership will require significant management attention and will place significant strain on our ability to manage effectively both our operations in Marlboro and the operations of the strategic partnership in Germany;

•	the strategic partnership may subject us to multiple, conflicting and changing laws, regulations and tax schemes;

•	the strategic partnership may be unable to obtain, maintain or enforce adequate intellectual property rights and protection due to limited or unfavorable intellectual property protection and may be subject to claims or suits alleging infringement of third party intellectual property rights;

•	under certain circumstances, if we exit the strategic partnership with Q-Cells, the strategic partnership entity will continue to have certain rights to our proprietary technologies that we are licensing to it and thereby compete with us;

•	two years after the date of the strategic partnership agreement, Q-Cells may engage in ribbon technology-related activities in competition with us;

•	limitations on dividends or restrictions against repatriation of earnings may limit our ability to capitalize on earnings from the strategic partnership;

•	the operation of the manufacturing facility may experience seasonal reductions in productivity common in certain foreign countries, such as the summer months in Europe;

•	the strategic partnership may be subject to increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	the strategic partnership may be unable to successfully hire and retain the additional personnel necessary to operate the facility, which is expected to require approximately 400 employees for the initial capacity expansion;

•	we will be exposed to fluctuations in currency exchange rates; and

•	we may experience difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

If we fail to successfully continue the improvement of our Marlboro manufacturing facility, our business and results of operations would likely be materially impaired. We are in the process of implementing improvements to the manufacturing equipment in order to decrease the operating costs and increase production output. This process has required and will continue to require a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

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

We have single and sole source suppliers for a number of specialized materials necessary to manufacture our solar power products, which makes us susceptible to quality issues, shortages and price changes for these materials. Specifically, our supplier of the silicon we use in the manufacture of our solar power products is also a supplier to the semiconductor industry, which has significantly greater buying power and market influence than we have or anyone else in the solar power industry has. As a result, the recent increase in the demand for silicon from the semiconductor industry may cause us to encounter shortages or delays in obtaining the specialized silicon to be used in the manufacture of our solar power products, which could result in customer dissatisfaction and decreased revenues. In addition, by December 2004 our silicon supplier raised prices approximately 43% since the second quarter of 2004, and as of April 2, 2005, our supplier has since raised prices an additional 38%. Price increases have in the past negatively impacted, and could in the future negatively impact, our manufacturing costs. We acquire silicon from our supplier through purchase orders and we have no long-term commitments regarding supply or price from this supplier, which leaves us vulnerable to the risk that our supplier may stop supplying silicon to us for any reason, including its financial viability. If this occurs, our ability to manufacture our solar power products may be limited in any given period, which would cause our revenues to decline in any such period.

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

Although we have been selling our solar power products since 1997, we expect to derive a substantial portion of our revenues from sales of our new solar power products that are under development and not yet commercially available. Some of these new products are derived from our innovative cell fabrication and advanced module design technologies, which are under development. Our total research and development expenses were $2.3 million and $902,000 for the quarters ended April 2, 2005 and March 31, 2004, respectively. If we fail to successfully develop our new solar power products or technologies, we will likely be unable to recover the losses we have incurred to develop these products and technologies and may be unable to increase our sales and market share and to become profitable. Many of our new product and manufacturing technologies are novel and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. Our manufacturing technologies have been tested only in our pilot manufacturing facility and, in most cases, only limited pre-production prototypes of our new products have been field-tested.

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

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. During the first quarter of 2005, we sold our solar power products to approximately 20 distributors, system integrators and other value-added resellers, and during 2004 we sold our solar power products to approximately 40 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

From our inception through April 2, 2005, approximately 70% of our product sales have been made to distributors outside of the United States. Sales in Germany constituted approximately 69% of our total product sales for the quarter ended April 2, 2005. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, which could increase upon the establishment and operation of the manufacturing facility contemplated by our strategic partnership with Q-Cells, will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

From our inception through April 2, 2005, our three largest resellers accounted for approximately 60% of our product sales and our 10 largest resellers accounted for approximately 78% of our product sales. Substantially all of our sales to these resellers are made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause on short notice and that generally do not require them to make minimum purchases. Consequently, our resellers are generally permitted to obtain products from other providers of solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these resellers. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:

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

We had approximately 275 employees as of April 2, 2005, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products, develop our distribution network and operate our expanded manufacturing facility and the manufacturing facility we plan to be build in Germany as contemplated by our strategic partnership with Q-Cells. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting, which was completed for the first time in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, as we rapidly grow our business, including expansion related to our strategic partnership with Q-Cells, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our products and services against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products and services:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

•	given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important;

•	our license, but not our right, to practice the String Ribbon technology terminated upon the expiration of the underlying patents, which occurred during 2003 and 2004, and our historical operating experience with String

Ribbon technology and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage;

•	third parties may design around our patented technologies or seek to challenge or invalidate our intellectual property rights and there is no assurance that our intellectual property rights will deter infringement or misappropriation of our intellectual property;

•	we may incur significant costs and diversion of management resources in prosecuting or defending intellectual property infringement suits;

•	we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights, which may not be available to us, whether on reasonable terms or at all;

•	the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public; and

•	while our license to the underlying patents directed to the String Ribbon technology has expired, we own 5 United States patents, 8 pending United States patent applications, 2 granted European patent applications that have enforceable rights in 10 foreign jurisdictions and 16 pending foreign patent applications directed to various aspects of the String Ribbon technology; however, our historical operating experience with String Ribbon technology and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage now that the licensed patents have expired.

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

We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 2% for the quarter ended April 2, 2005. As of April 2, 2005, we did not have any active research contracts.

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

As of April 2, 2005, our executive officers and directors and entities affiliated with them beneficially owned approximately 21% of our voting stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments and the approval of mergers or other business combinations. The interests of these and other of our existing stockholders may conflict with the interests of our other stockholders.

The price of our common stock has been volatile.

Our common stock is quoted on the Nasdaq National Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National

Market, have ranged from $2.04 to $7.45 for the 52-week period ended April 2, 2005. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The Nasdaq National Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile.

Our quarterly revenue and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:

•	the size and timing of customer orders for or shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our String-Ribbon technology;

•	our ability to establish and expand key customer and distributor relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to establish a manufacturing facility in Germany as contemplated by our joint venture with Q-Cells at the costs and on the time frame that we expect;

•	the extent to which Q-Cells increases its ownership in the joint venture in the future and thereby reduces our share of profits and losses of the joint venture in future periods;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	one time charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

•	the timing of adding the personnel necessary to execute our growth plan.

In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends in the foreseeable future. Additionally, under the terms of the Loan Agreement with Silicon Valley Bank we are prohibited from declaring or paying dividends above an aggregate threshold of $500,000. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

We can issue shares of preferred stock that may adversely affect the rights of a stockholder of our common stock.

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

Our common stock is quoted on the Nasdaq National Market. Under Nasdaq’s listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq will notify us that we may be de-listed from the Nasdaq National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 90 days following notification by Nasdaq, our common stock may no longer be eligible for quotation on the Nasdaq National Market.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

For the quarter ended April 2, 2005, all of our product sales into Europe were denominated in Euros, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 69% of product revenues for the quarter ended April 2, 2005. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent weakening in exchange rates against the U.S. dollar would have had a material effect on our consolidated financial position, reducing revenue and earnings by approximately 7%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.

In 2004, we began to manage our foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. As of April 2, 2005, we had forward currency contracts denominated in foreign currency totaling €4.0 million. At April 2, 2005, the translated fair market value of outstanding forward exchange contracts was $5.2 million. The difference between the fair market value and the book value of the contracts as of April 2, 2005 was $29,000, which is recorded as a current liability in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings within the meaning of Item 103 of Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2005, we completed a $62.3 million common stock offering, net of offering costs of approximately $4.4 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facility and the expenditures necessary for the initial build-out and initial operation of the strategic partnership with Q-Cells. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. In this common stock offering, we issued 13,346,000 shares of our common stock. The shares of common stock were sold at a per share price of $5.00 (before deducting underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of our common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

We have never declared or paid cash dividends on our common stock. We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends in the foreseeable future. On August 26, 2004, the Company entered into a one-year revolving credit facility in the amount of $5.0 million with Silicon Valley Bank pursuant to a Loan and Security Agreement dated August 26, 2004 (the “Loan Agreement”). The Loan Agreement contains certain financial and other covenants that restrict the Company’s ability to, among other things, dispose of property, incur indebtedness, make certain acquisitions, merge into another entity, declare or pay dividends above an aggregate threshold of $500,000 and redeem, retire, repurchase or otherwise acquire shares of capital stock of the Company in excess of $500,000 in the aggregate. In addition, the Company must comply with certain financial thresholds including minimum tangible net worth and minimum cash or excess availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On December 15, 2004, the Compensation Committee (the “Compensation Committee”) of the Board of Directors recommended for approval by the Board of Directors, and the Board approved (i) a bonus pool for non-CEO employees of up to $300,000, (ii) an stock option bonus pool for non-CEO employees of up to 300,000 shares, and (iii) a cash bonus to the Chief Executive Officer of $150,000 (of which $100,000 is due pursuant to the Chief Executive Officer’s employment offer letter and $50,000 of which is in addition to such amounts due).

In February 2005, the Compensation Committee approved cash bonus payments from the previously approved bonus pool for the non-CEO named executive officers as follows:

Name	Position	Cash Bonus
Richard G. Chleboski	Chief Financial Officer, Vice President, Treasurer and Secretary	$17,852

Mark A. Farber	Vice President, Strategic Planning	$22,314

Dr. Jack I. Hanoka	Vice President and Chief Technical Officer	$17,757

John J. McCaffrey, Jr.	Vice President, Manufacturing and Engineering	$19,764

On April 13, 2005, the Board of Directors of the Company approved a Management Incentive Plan, which is intended to recognize and reward key employees of the Company for the business performance of the organization. The Management Incentive Plan is based on company performance results, compared to annually established plan goals.

Plan participants will include the Chief Executive Officer, Senior Vice Presidents, Vice Presidents, Directors and all other professional staff. The plan allows the inclusion of other non-referenced employees as approved by the Chief Executive Officer or the Compensation Committee of the Company’s Board of Directors.

The four level bonus matrix is based on achievement by the Company of a combination of performance targets, corporate strategic goals, and departmental objectives. Level 3 and Level 4 plan participants become eligible for bonus payments of 25% and 40%, respectively, of their annual salary, based on attainment of Company performance targets and the achievement of corporate strategic goals. Level 1 and Level 2 plan participants become eligible for 40-60% of their bonus amount based on attainment of Company performance targets. The remaining 40-60% of the eligible bonus amount is earned based on the attainment of strategic and/or departmental objectives. Bonus payments for Level 1 and Level 2 plan participants are 5% and 15%, respectively, of their annual salary.

Participation in the Management Incentive Plan will be based on position level in the Company at the beginning of each calendar year.

The Chief Executive Officer will recommend performance targets and corporate strategic goals for the coming year to the Compensation Committee of the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors will set the coming year’s targets. Departmental objectives will be established by the appropriate department manager and approved by the Chief Executive Officer.

Stockholders interested in submitting a proposal for inclusion in the proxy materials for our 2005 annual meeting of stockholders may do so by following the procedures prescribed in Rule 14a-8 under the Securities Exchange Act of 1934, as amended. Our Board of Directors has recently selected July 11, 2005 as the date of our 2005 annual meeting of stockholders (the “Annual Meeting”). Because the date of the Annual Meeting is more than 30 days prior to the one-year anniversary date of our 2004 annual meeting of stockholders, in order for a stockholder proposal to be eligible for inclusion in the proxy materials for the Annual Meeting, such stockholder proposal must be received by the Company’s Corporate Secretary within a reasonable time prior to the printing of the proxy materials related to the Annual Meeting. Proposals must be sent to Evergreen Solar, Inc., 138 Bartlett Street, Marlboro, Massachusetts 01752, Attn: Corporate Secretary.

ITEM 6. EXHIBITS

Number	Description
1.1 (1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc.

3.1 (2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2 (2)	Second Amended and Restated By-laws. (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)

4.1 (5)	Warrant issued to CRT Capital Group LLC. (Exhibit 4.1)

4.2 (6)	Warrant to Purchase Stock issued to Silicon Valley Bank on August 26, 2004. (Exhibit 4.1)

4.3 (6)	Registration Rights Agreement dated as of August 26, 2004. (Exhibit 4.2)

10.1 (2)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (3)*	Amended 2000 Stock Option and Incentive Plan. (Exhibit 4.5)

10.4 (2)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)

10.5 (2)	Lease Agreement between Company and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)

10.6 (5)	Lease Agreement between Company and One Hundred Twenty Bartlett Street Marlboro LLC dated as of January 26, 2004. (Exhibit 10.6)

10.7 (2)+	Agreement between Company and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.8 (2)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.9 (2)	Form of Indemnification Agreement between Company and each of its directors and executive officers. (Exhibit 10.9)

10.10 (7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)

10.11 (7)	Form of Registration Rights Agreement. (Exhibit 10.3)

10.12 (7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)

10.13 (8)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)

10.14 (8)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)

Number	Description
10.15 (8)	Form of Warrants. (Exhibit 10.3)

10.16 (8)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)

10.17 (8)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)

10.18 (9)++	Master Strategic Partnership Agreement entered into as of January 14, 2005 by and between Evergreen Solar, Inc. and Q-Cells AG. (Exhibit 10.1)

10.19 (9)++	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated January 14, 2005. (Exhibit 10.2)

10.20	Evergreen Solar, Inc. Management Incentive Plan. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, as amended (file No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004 (file No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 filed on March 10, 2005.

(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 12, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 14, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: May 2, 2005

/s/ Richard G. Chleboski
Richard G. Chleboski
Chief Financial Officer, Vice President, Treasurer and Secretary (Principal Financial Officer)