Form 10-Q
period 2005-07-02
EVERGREEN SOLAR INC
filed 2005-08-11
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2005 there were 61,145,426 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	July 2,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$5,379	$139,721
Marketable securities	6,563	14,901
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $84 and $69 at December 31, 2004 and July 2, 2005, respectively	6,166	4,771
Inventory	2,906	3,566
Interest receivable	57	90
Prepaid inventory	—	1,510
Other current assets	1,411	2,243

Total current assets	22,482	166,802

Deposits on fixed assets	—	4,370
Restricted cash	414	414
Deferred financing costs	—	3,061
Fixed assets, net	26,825	28,186

Total assets	$49,721	$202,833

Liabilities, minority interest and stockholders’ equity
Current liabilities:
Accounts payable	$3,074	$7,845
Short term borrowings	1,500	1,500
Accrued employee compensation	1,187	1,010
Accrued warranty	705	705
Other accrued expenses	1,295	2,877
Deferred revenue	440	—

Total current liabilities	8,201	13,937

Subordinated convertible notes	—	90,000

Total liabilities	8,201	103,937

Minority interest in EverQ	—	3,260

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 47,541,823 and 61,073,282 issued and outstanding at December 31, 2004 and July 2, 2005, respectively	475	611
Additional paid-in capital	116,764	179,278
Accumulated deficit	(75,693)	(83,405)
Accumulated other comprehensive loss	(26)	(848)

Total stockholders’ equity	41,520	95,636

Total liabilities, minority interest and stockholders’ equity	$49,721	$202,833

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Year-to-date Period Ended
	June 30,	July 2,	June 30,	July 2,
	2004	2005	2004	2005
Revenues:
Product revenues	$4,541	$10,679	$7,371	$20,966
Research revenues	229	—	491	235

Total revenues	4,770	10,679	7,862	21,201

Operating expenses:
Cost of product revenues	9,161	10,018	13,714	19,953
Research and development expenses, including cost of research revenues	995	2,647	1,897	4,972
Selling, general and administrative expenses	1,662	2,992	3,335	4,952

Total operating expenses	11,818	15,657	18,946	29,877

Operating loss	(7,048)	(4,978)	(11,084)	(8,676)

Other income
Foreign exchange gains (losses), net	(1)	(194)	8	86
Interest income	145	331	330	572
Interest expense	—	(107)	—	(195)
Amortization (expense) accretion	(98)	173	(219)	178

Loss from operations before minority interest	(7,002)	(4,775)	(10,965)	(8,035)
Minority interest in EverQ	—	282	—	323

Net loss	(7,002)	(4,493)	(10,965)	(7,712)
Accretion, dividends and conversion premiums on Series A convertible preferred stock	(2,239)	—	(2,904)	—

Net loss attributable to common stockholders	$(9,241)	$(4,493)	$(13,869)	$(7,712)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.44)	$(0.07)	$(0.76)	$(0.13)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	20,840	60,973	18,159	57,984
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Year-to-Date Period Ended
	June 30,	July 2,
	2004	2005
Cash flows from operating activities:
Net loss	$(10,965)	$(7,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,416	1,871
Loss on disposal of fixed assets	2,033	—
Minority interest in EverQ	—	3,465
Bad debt expense and provision for early payment discounts	(19)	(15)
Amortization (accretion) of bond premiums	219	(178)
Compensation expense associated with employee stock options	55	—
Changes in operating assets and liabilities:
Accounts receivable	(2,615)	1,410
Prepaid inventory	—	(1,510)
Inventory	(282)	(660)
Interest receivable	93	(33)
Other current assets	(93)	(905)
Accounts payable	1,939	5,033
Accrued expenses	604	977

Net cash used in operating activities	(7,615)	1,743

Cash flows from investing activities:
Purchases of fixed assets	(4,697)	(7,920)
Purchases of investments	(1,000)	(21,253)
Proceeds from sale and maturity of investments	9,754	13,119

Net cash provided by (used in) investing activities	4,057	(16,054)

Cash flows from financing activities:
Proceeds from convertible debt financing, net of offering costs	—	86,939
Proceeds from the issuance of common stock, net of offering costs	18,771	62,335
Dividend and conversion premium paid on Series A convertible preferred stock	(2,230)	—
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	—	315

Net cash flow provided by financing activities	16,541	149,589

Effect of exchange rate changes on cash and cash equivalents	—	(936)

Net increase in cash and cash equivalents	12,983	134,342

Cash and cash equivalents at beginning of period	4,620	5,379

Cash and cash equivalents at end of period	$17,603	$139,721

Supplemental cash flow information:
Interest paid	$13	$73
Non-cash Series A convertible preferred stock dividends earned	674	—
Non-cash conversion of Series A convertible preferred stock to common stock	27,704	—
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2004. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 10, 2005, and as subsequently amended. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position at July 2, 2005, the results of operations for the quarters ended July 2, 2005 and June 30, 2004, and the cash flows for the quarters ended July 2, 2005 and June 30, 2004. The balance sheet at December 31, 2004 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2005. Beginning with the first quarter 2005, the Company adjusted its fiscal reporting period to better align with its internal manufacturing schedule. Our adjusted quarterly fiscal reporting periods will end upon the conclusion of thirteen consecutive weeks, rather than upon the conclusion of three consecutive calendar months. Such an adjustment may result in interim periods ending on days that differ slightly from the calendar month-end. For example, our first fiscal quarter of 2005 ended on April 2, 2005, our second fiscal quarter of 2005 ends on July 2, 2005, and our third fiscal quarter of 2005 will end on October 1, 2005. In 2005, the adjustment to our fiscal reporting periods has no effect on our fiscal year end, which will always remain December 31.
The condensed consolidated interim financial statements include the accounts of the Company’s wholly owned subsidiaries, Evergreen Solar Securities, Inc. and Evergreen Solar GmbH. All material intercompany accounts and transactions have been eliminated. In January 2005, the Company entered into a strategic partnership agreement with Q-Cells AG to form a separate company called EverQ GmbH (“EverQ”). EverQ is governed by a three-member advisory board consisting of two representatives of the Company and one Q-Cells representative. Under the strategic partnership agreement, the Company and Q-Cells have made a total equity commitment of 46 million euro (approximately $55 million at the July 2, 2005 exchange rate) to finance a significant part of the construction of the EverQ facility and initial working capital requirements, of which the Company will contribute 75.1% and Q-Cells will contribute 24.9%. The Company consolidates the financial statements of EverQ in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The functional currency for Evergreen Solar GmbH and EverQ is the Euro. Revenues and expenses of Evergreen Solar GmbH and EverQ are translated into U.S. dollars at the average rates of exchange during the quarter, and assets and liabilities are translated into U.S. dollars at quarter-end rates of exchange.
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
The Company is subject to risks common to companies in the high-technology and energy industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. Any delay in the Company’s plan to scale its capacity may result in increased costs and could impair business operations.
The Company applies the accounting provisions of Accounting Principles Board (“APB”) Opinion 25, and related interpretations, as they relate to stock-based compensation and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards, (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” All stock-based awards to non-employees are accounted for at their fair market value, as calculated using the Black-Scholes model.

Had compensation expense for the Company’s employee stock option plan been determined based on the fair value at the grant date for options granted under the plan consistent with SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share data):

	Quarter Ended				Year-to-date Period Ended
	June 30, 2004		July 2, 2005		June 30, 2004		July 2, 2005
	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per	Attributable	Per	Attributable	Per
	To Common	Common	To Common	Common	To Common	Common	To Common	Common
	Stockholders	Share	Stockholders	Share	Stockholders	Share	Stockholders	Share
Net loss attributable to common stockholders, as reported	$(9,241)	$(0.44)	$(4,493)	$(0.07)	$(13,869)	$(0.76)	$(7,712)	$(0.13)
Add: Stock-based employee compensation expense included in reported results	24	—	—	—	55	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(637)	(0.03)	(763)	(0.01)	(1,282)	(0.07)	(1,473)	(0.03)

Pro forma net loss attributable to common stockholders	$(9,854)	$(0.47)	$(5,256)	$(0.08)	$(15,096)	$(0.83)	$(9,185)	$(0.16)

2. Net Loss per Common Share
The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended June 30, 2004 and July 2, 2005 does not include 10,343,788 and 23,340,343 potential shares of common stock equivalents outstanding at June 30, 2004 and July 2, 2005, respectively, as their inclusion would be anti-dilutive.
3. Inventory
Inventory consisted of the following at December 31, 2004 and July 2, 2005 (in thousands):

	December 31,	July 2,
	2004	2005
Raw materials	$2,230	$3,262
Work-in-process	138	218
Finished goods	538	86

	$2,906	$3,566

The Company paid $1.5 million to a key raw material supplier to secure a quantity of inventory through January 2006. The prepayment is included in the Company’s balance sheet in current assets and will be amortized to cost of product revenues as material is received and used.
4. Fixed Assets
Fixed assets consisted of the following at December 31, 2004 and July 2, 2005 (in thousands):

	Useful	December 31,	July 2,
	Life	2004	2005
Laboratory and manufacturing equipment	3-7 years	$20,310	$24,572

Computer and office equipment	3-7 years	457	524

Leasehold improvements	Lesser of 15 to 20
	years or lease term	7,433	7,474

Assets under construction		5,084	3,946

		33,284	36,516
Less: Accumulated depreciation		(6,459)	(8,330)

		$26,825	$28,186

5. Guarantor Arrangements
The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
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

	2004	2005
Balance at January 1	$426,000	$705,000
Accruals for warranties issued during the period	93,000	—

Balance at second quarter ended June 30 and July 2, respectively	$519,000	$705,000

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
6. Deferred Compensation
Prior to December 31, 2000, the Company recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between the fair market value of the Company’s common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and were amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $55,000 and $0 for the periods ended June 30, 2004 and July 2, 2005, respectively, and $24,000 and $0 for the quarters ended June 30, 2004 and July 2, 2005, respectively.
7. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. At July 2, 2005, 7,650,000 shares of common stock were authorized for issuance under the Company’s 2000 Stock Option Plan and 4,913,806 shares were reserved for issuance upon conversion of outstanding warrants issued in the Series A Private Placement, the Common Stock Private Placement and to Silicon Valley Bank in connection with the Company securing its line of credit in August 2004.
In February 2005, the Company completed a $62.3 million common stock offering, net of offering costs of approximately $4.4 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of its Marlboro, Massachusetts manufacturing facility and the expenditures necessary for the build-out and initial operation of the strategic partnership with Q-Cells. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. The Company issued 13,346,000 shares of its common stock in the offering. The shares of common stock were sold at a per share price of $5.00 (before underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of its common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

The Company’s stockholder meeting was held on July 15, 2005. At this meeting, the stockholders approved a resolution which, among other things, increased the number of authorized shares of common stock under it’s 2000 Employee Stock Option Plan from 7,650,000 to 10,650,000. Separate resolutions were also approved which, among other things, increased the number of shares authorized under the Company’s 2000 Employee Stock Purchase Plan from 120,000 to 500,000.
8. EverQ GmbH
As of July 2, 2005, EverQ had assets consisting mainly of cash totaling $11.9 million, fixed assets of $688,000, deposits on fixed assets of $4.4 million, accounts payable and accrued expenses of $4.4 million and losses from continuing operations of $1.1 million and $1.3 million for the quarter and period ended July 2, 2005, respectively, all of which are consolidated in the Company’s financial statements. Although the expenditures related to EverQ are not significant to the Company’s overall financial position as of July 2, 2005, the company expects such amounts to become material in future periods as EverQ continues with its factory construction activities.
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
As of July 2, 2005, the Company had drawn $1.5 million under the revolving line of credit.
10. Accumulated Other Comprehensive Loss
Other comprehensive loss consists of unrealized gains and losses on available-for-sale securities as well as accumulated currency translation adjustments associated with the consolidation of the Company’s foreign subsidiaries, which is reflected in stockholder’s equity on the Company’s balance sheet. As of June 30, 2004 accumulated other comprehensive loss was $45,000, which consisted entirely of net unrealized losses on available-for-sale securities. As of July 2, 2005 accumulated other comprehensive loss was $848,000 which consisted of a cumulative translation adjustment loss of $847,000 and net unrealized losses on available-for-sale securities of $1,000.
11. Long-Term Debt
On June 29, 2005, the Company issued Convertible Subordinated Notes (“Notes”) in the aggregate principal amount of $90.0 million. Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. However, the Notes are convertible at any time prior to maturity, redemption or repurchase, into shares of the Company’s common stock at an initial conversion rate of 135.32 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share), subject to adjustment. On or after July 1, 2010, the Company may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price (%)
Beginning on July 1, 2010 and ending on June 30, 2011	101.250
Beginning on July 1, 2011 and ending on June 30, 2012	101.625
On July 1, 2012	100.000
The Company may redeem the Notes on or after July 6, 2008 and prior to July 1, 2010 only if the closing price of the Company’s common stock exceeds 130% of the then-current conversion price of the Notes for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the date on which the Company provides notice of redemption. The Company may be required to repurchase the Notes upon a designated event (either a termination of trading or a change in control) at a price (which will be in cash or, in the case of a change in control, cash, shares of the Company’s common stock or a combination of both) equal to 100% of the principal amount of the Notes to be repurchased plus accrued interest. Upon a change in control, the Company may under certain circumstances be required to pay a premium on redemption which will be a number of additional shares of the Company’s common stock as determined by the Company’s stock price and the effective date of the change in control.
The Notes are subordinate in right of payment to all of the Company’s existing and future senior debt.
The Company incurred financing costs of approximately $3.1 million which are being amortized ratably over the term of the notes, which is seven years.
12. Recent Accounting Pronouncements
On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that, for public companies, delays the effective date of FASB Statement No. 123 (revised 2004). Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged. Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 to express the SEC staff’s views regarding the interaction between FAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements. SFAS No. 123R will be effective for the Company for the first quarter of 2006. The Company is in the process of assessing the impact of expensing stock options on its consolidated financial statements.
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONCERNS REGARDING FORWARD-LOOKING STATEMENTS
We may make statements in this Quarterly Report on Form 10-Q, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” ‘estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would” and similar expressions and include, without limitation, statements regarding our intentions, expectations and beliefs regarding the expected use of proceeds from the common stock offering that we completed in February 2005; EverQ’s factory construction activities; the location of EverQ’s facilities, the continuation of our capacity programs; the ability of our capital programs to increase the capabilities and improve operational efficiency, capabilities and product attributes of our Marlboro facility; the dedication of a portion of our factory capacity to developing technologies and the effect of such dedication on our operations; modest margin improvement in the near future; the initial capacity of the EverQ facility; capacity expansion plans for the EverQ facility; the financing of a portion of the expenditures related to EverQ through public grants under a German government grant program; the future receipt by EverQ of German government grants and the size of such government grant; our critical accounting policies and estimates; our estimate of warranty costs on products sold to date; the nature and type of the research and development contracts that we undertake; our research and development expenses; increases in our selling expenses in absolute dollars; increases in our sales efforts; the hiring of additional sales and other personnel; our initiation of marketing programs; the international expansion of our manufacturing operations and distribution network; our introduction of a new wafer growth process and the ability of such process to reduce the thickness of wafers and the associated raw material costs; the sufficiency of our cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility to fund planned capital programs, expected commitments with our strategic partnership with Q-Cells and to fund our operating expenses over the next twelve months; the quadrupling of our production capacity by adding a second manufacturing line as well as other improvements to the manufacturing equipment and the ability of such efforts to enable us to produce at an annualized production rate of approximately 15MW by year end 2005; the ability of our new solar products that are currently under development to generate a substantial portion of our revenues; our entering into new markets; the effect of our strategic partnership with Q-Cells to increase sales outside of North America; establishing local manufacturing facilities in international markets; establishing strategic relationships with third parties in the solar industry, particularly in international markets; augmentation or replacement of members of our management team; the effect of the availability of financing on the level of sales of off-grid solar applications; our pursuit of contract research, product development and market development programs; the sufficiency of our insurance for product liability claims. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in “Certain Factors Which May Affect Future Results” and elsewhere in this quarterly report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
EXECUTIVE OVERVIEW
We develop, manufacture and market solar power products enabled by our String Ribbon technology that provide reliable and environmentally clean electric power throughout the world. Solar power products use interconnected photovoltaic cells to generate electricity from sunlight. To date, our product sales have been primarily solar modules, which are used to generate electricity for on-grid and off-grid applications. The off-grid applications serve markets where access to conventional electric power is not economical or physically feasible. Solar power products can provide a cost-competitive, reliable alternative for powering highway call boxes, microwave stations, portable highway road signs, remote-street or billboard lights, vacation homes, rural homes in developed and developing countries, water pumps and battery chargers for recreational vehicles and other consumer applications. The substantial majority of our products have been used by on-grid customers as a clean, renewable source of alternative or supplemental electricity.
We have essentially completed our capital program aimed at increasing our production capacity in our Marlboro factory to an installed capacity of approximately 15 MW. We expect to continue capital programs to increase the capabilities and improve the operational efficiency of this factory throughout 2005 and beyond. While these expenditures may add incremental capacity, they are primarily intended to improve the efficiency, capabilities and product attributes of our Marlboro factory.
By the end of the second quarter of 2005, we had an installed capacity at our Marlboro facility of approximately 15 megawatts. Our product sales are constrained by our manufacturing capacity and we only recently reached our installed capacity. Product gross margins have been improving over the past year due mainly to capacity increases, improvements in the operating performance of our manufacturing line and favorable exchange rates. Despite having an installed capacity of approximately 15 megawatts, it is our intention to dedicate a portion of our factory capacity to developing new technologies with the goal of further improvements in operations, and therefore, we do not expect to significantly expand manufacturing capacity at our Marlboro facility. As we continue to refine and improve our manufacturing process, we expect modest margin improvements in the future.

On January 14, 2005, we entered into a strategic partnership agreement with Q-Cells AG, or Q-Cells. Q-Cells is the world’s largest independent manufacturer of solar cells, whose crystalline solar cells are among the highest efficiency polycrystalline solar cells commercially available. The agreement provides for the organization and capitalization of EverQ GmbH, or EverQ, which is a limited liability company incorporated under the laws of Germany. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbon technology using fabrication processes that combine our and Q-Cells’s manufacturing technologies.
The EverQ manufacturing facility will be located in Thalheim, Germany and is expected to have an initial capacity of 30 megawatts (MW). Dependent upon the success of the initial operations of this facility, we and Q-Cells intend over the long term, if economically viable, to expand the capacity of this facility up to approximately 120 MW. As part of the strategic partnership, subject to certain conditions under the strategic partnership agreement, we and Q-Cells have agreed to finance a majority of the expenditures necessary for the establishment and initial operation of EverQ through cash contributions in amounts payable over time that total to 46 million euros (approximately $55 million at the July 2, 2005 exchange rate), of which we would be responsible for 75.1%. The financing of our portion of the strategic partnership may take the form of cash capital contributions, loans or other credit arrangements. However, we plan to finance a significant portion of such expenditures through public grants under a German government grant program. After reduction of the 46 million euro commitment for any debt incurred by EverQ, including loans from Q-Cells or us, we will be responsible for 75.1% of any equity contributions. In addition to these amounts, it is our intention, and the financing plans currently require, that we finance approximately 28 million euros of such expenditures through public grants under a German government grant program. On April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval, it will receive German government grants which, together with tax incentives we expect to receive from German government authorities, would amount to approximately 28 million euros. We believe this strategic partnership will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European solar market.
Financing Transactions
In February 2005, we completed a common stock offering with gross proceeds of $66.7 million. We received proceeds of $62.3 million, net of offering costs of approximately $4.4 million, which are available to fund the continuing development of our Marlboro, Massachusetts manufacturing facility and a portion of the remaining expenditures necessary for the initial build-out and initial operation of the strategic partnership with Q-Cells. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. In this common stock offering, we issued 13,346,000 shares of our common stock. The shares of common stock were sold at a per share price of $5.00 (before deducting underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of our common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.
On June 29, 2005, we issued Convertible Subordinated Notes (“Notes”) in the aggregate principal amount of $90.0 million. Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. However, the Notes are convertible at any time prior to maturity, redemption or repurchase, into shares of our common at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share), subject to adjustment. On or after July 1, 2010, we may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price (%)
Beginning on July 1, 2010 and ending on June 30, 2011	101.250
Beginning on July 1, 2011 and ending on June 30, 2012	101.625
On July 1, 2012	100.000
We may redeem the Notes on or after July 6, 2008 and prior to July 1, 2010 only if the closing price of our common stock exceeds 130% of the then-current conversion price of the Notes for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the date on which we provide notice of redemption. We may be required to repurchase the Notes upon a designated event (either a termination of trading or a change in control) at a price (which will be in cash or, in the case of a change in control, cash, shares of our common stock or a combination of both) equal to 100% of the principal amount of the Notes to be repurchased plus accrued interest. Upon a change in control, we may under certain circumstances be required to pay a premium on redemption which will be a number of additional shares of our common stock as determined by our stock price and the effective date of the change in control.
The Notes are subordinate in right of payment to all of our existing and future senior debt.
We incurred financing costs of approximately $3.1 million which are being amortized ratably over the term of the notes, which is seven years.
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
Warranty
Given our limited operating history, prior to the first quarter of 2005, we used historical industry solar panel failure rates, adjusted for the differences and uncertainties associated with our manufacturing process, as a basis for the accrued warranty costs. However, since we have not incurred any charges to date against our warranty accrual, we chose not to add to our warranty accrual this period as we believe that the accrual reflects our best estimate of warranty costs on products sold to date. We intend to maintain this policy until future evidence or claims history enables us to more accurately estimate its exposure. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
Sales Discount Allowance
During the first quarter of 2005, we began offering certain customers early payment discounts as an incentive aimed at improving our short-term cash flow. We estimate the allowance for sales discounts based on actual and historical payment practices of customers, and record provisions at the time when revenue is recognized. While our methodology takes into account these uncertainties, adjustments in future periods may be required as our customers change their payment practices. For the quarter and year-to-date periods ended July 2, 2005, total sales discounts taken and accrued for was $97,000 and $227,000, respectively.
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
Cost of product revenues. Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent , warranty costs, and other support expenses associated with the manufacture of our solar power products.
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
Other income. Other income consists of interest income primarily from interest earned on the holding of short-term, high-quality commercial paper, corporate bonds and United States government-backed securities, bond premium amortization (or discount accretion), interest on outstanding debt, and net foreign exchange gains and losses.
Minority interest. For the quarter and year-to-date period ended July 2, 2005, EverQ incurred losses from continuing operations of $1.1 million and $1.3 million, respectively, all of which are consolidated in our financial statements. However, $282,000 and $323,000 represents the portion of EverQ losses attributable to the Q-Cells minority interest for the quarter and year-to-date periods ended July 2, 2005, respectively.
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
Comparison of Quarters Ended July 2, 2005 and June 30, 2004
Revenues. Our product revenues for the quarter ended July 2, 2005 were $10.7 million, an increase of $6.1 million, or 135%, from $4.5 million for the quarter ended June 30, 2004. The increase in product revenues was due to the increased production capacity of our manufacturing facility in Marlboro, Massachusetts, our increased marketing and sales activities, and favorable foreign exchange rates. Research revenues for the quarter ended July 2, 2005 were $0, a decrease of $229,000 from $229,000 for the quarter ended June 30, 2004. Research revenue decreased because our last active research contract with the National Renewable Energy Laboratory expired during the first quarter of 2005.
International product sales accounted for approximately 61% of total revenues for the quarter ended July 2, 2005, and 67% for the quarter ended June 30, 2004. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.
The following table summarizes our concentration of total revenue:

	Quarter Ended
	June 30,	July 2,
	2004	2005
By geography:
U.S. distributors	28%	39%
U.S. Government (research revenue)	5%	0%
Germany	63%	61%
All other	4%	0%

	100%	100%

By customer:
European distributor #1	46%	15%
European distributor #2	17%	14%
All other	37%	71%

	100%	100%

Cost of product revenues. Our cost of product revenues for the quarter ended July 2, 2005 was $10.0 million, an increase of $857,000, or 9%, from $9.2 million for the quarter ended June 30, 2004. Most of the increase was due to an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the quarter ended July 2, 2005 was 6.2% versus -102% for the quarter ended June 30, 2004. Product gross margin improved due primarily to improvements in yield and efficiency associated with the scale-up of our second manufacturing line, increased sales volume and favorable exchange rates.
Due to the relatively large component of fixed costs, product gross margins are highly dependent on sales volumes and prices. We do not expect substantial further improvements in product gross margin during 2005. We realize positive gross margins when our Marlboro manufacturing facility operates at near its target capacity of 15 megawatts. However, we expect that significant portions of manufacturing capacity at our Marlboro manufacturing facility will be dedicated to research and development programs for purposes of achieving faster commercialization of technology improvements, which will keep gross margins lower than could potentially be realized throughout 2005. Further improvements in gross margin will result from increases in manufacturing scale and technology improvements. For example, during 2005 we have and intend to increase the number of furnaces in our pilot manufacturing line that use a new wafer growth process that can reduce the thickness of wafers thereby significantly reducing raw materials costs. Although this technology is still very much under development and we cannot be certain that it will be successfully commercialized, it holds the promise of significant further cost reductions. Further capacity expansion beyond 15 megawatts as well as further process and technology improvements will be required to achieve overall profitability.
Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the quarter ended July 2, 2005 were $2.6 million, an increase of $1.7 million, or 166%, from $995,000 for the quarter ended June 30, 2004. The increase was due mainly to increased labor and consulting costs associated with internal initiatives aimed to improve our manufacturing technology and activities associated with the planning for the next manufacturing capacity expansion, as well as engineering costs associated with the design of the manufacturing facility of EverQ GmbH.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended July 2, 2005 were $3.0 million, an increase of $1.3 million, or 80%, from $1.7 million for the quarter ended June 30, 2004. Approximately 15% of the increase was due to increases in salaries associated with additional personnel, approximately 34% of the increase was due to activities associated with EverQ and approximately 35% of the increase was due to increased costs associated with being a public company (including NASDAQ listing fees, annual report and proxy printing costs and costs associated with compliance with the Sarbanes-Oxley Act of 2002) and most of the remainder is due to increased legal and accounting fees.
Other income. Other income for the period ended July 2, 2005 was comprised of $194,000 in net foreign exchange losses, $331,000 in interest income, $107,000 in interest expense and $173,000 in bond discount accretion. Other income for the quarter ended June 30, 2004 consisted of $145,000 in interest income offset by $1,000 in net foreign exchange losses and $98,000 in bond premium amortization. The increase in interest income was due to the larger cash, cash equivalents and marketable securities balances due to the 2005 common stock and subordinated convertible debt financings. Interest expense increased due to interest charges associated with our revolving line of credit secured in August 2004 and the subordinated convertible debt issued in June 2005.
Net loss attributable to common stockholders. Net loss attributable to common stockholders was $4.5 million and $9.2 million for the quarters ended July 2, 2005 and June 30, 2004, respectively. The decrease in net loss attributable to common stockholders was primarily due to an improvement in gross margin and decrease in accretion and dividends associated with the Series A convertible preferred stock.
Comparison of Year-to-Date Periods Ended July 2, 2005 and June 30, 2004
Revenues. Our product revenues for the period ended July 2, 2005 were $21.0 million, an increase of $13.6 million, or 184%, from $7.4 million for the period ended June 30, 2004. The increase in product revenues was due to the increased production capacity of our manufacturing facility in Marlboro, Massachusetts, our increased marketing and sales activities, and favorable foreign exchange rates. Research revenues for the quarter ended July 2, 2005 were $235,000, a decrease of $256,000, or 52%, from $491,000 for the period ended June 30, 2004. Research revenue decreased because our last active research contract with the National Renewable Energy Laboratory expired during the first quarter of 2005.
International product sales accounted for approximately 65% of total revenues for the periods ended July 2, 2005, and June 30, 2004, respectively. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.
The following table summarizes our concentration of total revenue:

	Year-to-Date Period Ended
	June 30,	July 2,
	2004	2005
By geography:
U.S. distributors	29%	34%
U.S. Government (research revenue)	6%	1%
Germany	60%	65%
All other	5%	0%

	100%	100%

By customer:
European distributor #1	42%	23%
European distributor #2	18%	16%
All other	40%	61%

	100%	100%

Cost of product revenues. Our cost of product revenues for the period ended July 2, 2005 was $20.0 million, an increase of $6.2 million, or 45%, from $13.7 million for the period ended June 30, 2004. Most of the increase was due to an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the period ended July 2, 2005 was 4.8% versus -86% for the period ended June 30, 2004. Product gross margin improved due primarily to improvements in yield and efficiency associated with the scale-up of our second manufacturing line, increased sales volume and favorable exchange rates.
Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the period ended July 2, 2005 were $5.0 million, an increase of $3.1 million, or 162%, from $1.9 million for the period ended June 30, 2004. The increase was due mainly to increased labor and consulting costs associated with internal initiatives aimed to improve our manufacturing technology and activities associated with the planning for the next manufacturing capacity expansion, as well as engineering costs associated with the design of the manufacturing facility of EverQ GmbH.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the period ended July 2, 2005 were $5.0 million, an increase of $1.6 million, or 48%, from $3.3 million for the period ended June 30, 2004. Approximately 22% of the increase was due to increases in salaries associated with additional personnel, approximately 35% of the increase was due to activities associated with EverQ and approximately 10% of the increase was due to increased depreciation costs, and approximately 33% of the increase was due to costs associated with being a public company (including NASDAQ listing fees, annual report and proxy printing costs and costs associated with compliance with the Sarbanes-Oxley Act of 2002).

Other income, net. Other income, net for the period ended July 2, 2005 was comprised of $86,000 in net foreign exchange gains and $555,000 in net interest income. Other income, net for the period ended June 30, 2004 consisted of $111,000 in net interest income and $8,000 in net foreign exchange gains.
Net loss attributable to common stockholders. Net loss attributable to common stockholders was $7.7 million and $13.9 million for the periods ended July 2, 2005 and June 30, 2004, respectively. The decrease in net loss attributable to common stockholders was due to an improvement in gross margin and decrease in accretion and dividends associated with the Series A convertible preferred stock.
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At July 2, 2005, we had working capital of $152.9 million, including cash, cash equivalents and marketable securities of $154.6 million.
Net cash provided by operating activities was $1.7 million for the period ended July 2, 2005, as compared to net cash used in operations of $7.6 million for the period ended June 30, 2004. Cash provided by operating activities in the period ended July 2, 2005 was due primarily to depreciation expense of $1.9 million, increase in minority interest in EverQ of $3.5 million and increases in accounts payable of $5.0 million, offset by increases in prepaid inventory of $1.5 million and net losses from operations of $7.7 million,. Net loss improved in 2005 due mainly to improved gross margin.
We have not experienced any significant trends in accounts receivable other than changes relative to the increase in revenue. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers. For the second quarter of 2005, Days Sales Outstanding (DSO) was approximately 41 days and approximately 68 days for the second quarter of 2004.
Net cash used in investing activities was $16.1 million for the period ended July 2, 2005, as compared to net cash provided by investing activities of $4.1 million for the period ended June 30, 2004. For the period ended July 2, 2005, net cash was used for purchases of marketable securities and purchases of equipment associated with the build-out of the second manufacturing line at our Marlboro manufacturing plant. Net cash was provided by investing activities in 2004 resulting from proceeds from the sale and maturity of marketable securities offset by purchases of fixed assets and marketable securities.
Net cash provided by financing activities was $149.6 million for the period ended July 2, 2005, as compared to $16.5 million for the period ended June 30, 2004. The cash provided by financing activities during the period ended July 2, 2005 primarily represents net proceeds from common stock issued in conjunction with the common stock public offering completed in February 2005 as well as the Convertible Subordinated Debt issuance in June 2005. The cash provided by financing activities during the period ended June 30, 2004 represents net proceeds from common stock issued in conjunction with the Common Stock Private Placement, offset by dividends and conversion premiums paid to the Series A convertible preferred shareholders.
Capital expenditures were $7.9 million for the period ended July 2, 2005, including $4.4 million of deposits for the future purchases of fixed assets as compared to $4.7 million for the period ended June 30, 2004. Capital expenditures for the period ended July 2, 2005 were primarily for equipment needed for our manufacturing facility and equipment for EverQ. As of July 2, 2005, outstanding commitments for capital expenditures for both Evergreen and EverQ were approximately $21.0 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our and EverQ’s manufacturing facilities.
We believe that our current cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility will be sufficient to fund our planned capital programs, fund our expected commitments with our strategic partnership with Q-Cells for its initial 30 megawatts of capacity and to fund our operating expenditures over the next twelve months.. We may be required to raise additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
We do not have any special purpose entities or off-balance sheet financing arrangements. As of July 2, 2005, our cash commitments, as disclosed in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, have not significantly changed except as discussed above regarding our capital commitments.
During the second quarter of 2005, we entered into a supply agreement with a key raw material supplier that commits us to purchase approximately $7.0 million of raw materials through January 2006.
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
Since our inception, we have incurred significant net losses, including net losses of $19.4 million for the year ended December 31, 2004 and $7.7 million for the period ended July 2, 2005. Principally as a result of ongoing operating losses, we had an accumulated deficit of $83.4 million as of July 2, 2005. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:
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
In order to satisfy our existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facility, in June 2004 we consummated a private placement offering of $18.8 million, net of financing costs of $1.2 million, and in August 2004 we secured a $5 million line of credit. We also raised an additional $62.3 million, net of offering costs of approximately $4.4 million, from the public sale of our common stock in February 2005. Additionally, we issued Convertible Subordinated Debt with a principal amount of $90 million, providing us with approximately $86.9 million, net of issuance costs of $3.1 million. We believe that our current cash, cash equivalents and short-term investments, together with the proceeds available under our line of credit, will be sufficient to fund our operating expenditures over the next 12 months. However, we will need to raise significant additional capital in order to further enhance our operating infrastructure, to further increase manufacturing capacity through the build-out of other manufacturing facilities, including the manufacturing facility we plan to build in Germany as contemplated by our strategic partnership with Q-Cells and to advance our research and development programs that are key to refining our products and to lowering our manufacturing costs. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether or not we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.
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
In January 2005, we entered into a strategic partnership agreement with Q-Cells. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbon technology. As part of the strategic partnership, subject to certain conditions under the strategic partnership agreement, we and Q-Cells have agreed to finance a majority of the expenditures necessary for the establishment and initial operation of the strategic partnership through cash capital contributions in amounts payable over time that total 46 million euros (approximately $55 million at July 2, 2005 exchange rates), of which we would be responsible for 75.1%. As of July 2, 2005, approximately 12 million euros has been contributed by both Evergreen and Q-Cells. The financing of our portion of these expenditures may be made with cash on hand or proceeds from additional equity or debt financings, or other credit arrangements. After reduction of the 46 million euro commitment for any debt incurred by EverQ, including loans from Q-Cells or us, we will be responsible for 75.1% of any equity contributions. In addition to these amounts, it is our intention, and the financing plans currently require, that we finance approximately 28 million euros of such expenditures through public grants under a German government grant program. On April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval, it will receive German government grants which, together with tax incentives we expect to receive from German government authorities, would amount to approximately 28 million euros to fund costs associated with the development of the manufacturing facility to be built in Thalheim, Germany. If we and Q-Cells are unable to finance EverQ, we and Q-Cells would have the ability to terminate the strategic partnership. As a result, the strategic partnership remains subject to the risk that the parties may be unable to finance, both directly and through government or third party sources, the costs of building the facility, which could cause the strategic partnership to be terminated before the facility is built and result in a significant delay in our ability to expand our manufacturing capacity and our ability to significantly grow revenues and achieve profitability. In addition, our strategic partnership with Q-Cells subjects us to the risks inherent in complex strategic partnership transactions with third parties located in international markets, including the following:

•	the strategic partnership will be highly dependent on Q-Cells’s expertise in the rapid development of solar product manufacturing facilities in Germany; therefore, if for any reason, Q-Cells does not devote the personnel necessary to assist us in the development of our facility, the strategic partnership may experience delays and cost-overruns or may be unsuccessful in the establishment of the operation;

•	the strategic partnership contemplates that both we and Q-Cells will contribute certain technologies to the strategic partnership in order to establish a novel manufacturing processes based on a combination of our respective technologies; as such, the success of the strategic partnership depends on our ability to integrate our respective technologies and manufacturing processes in order to produce competitive solar products in the world marketplace; such integration is unproven and if we are unable to integrate our technologies and manufacturing processes, the prospects for the strategic partnership would be limited;

•	government grants that have been approved may be subject to forfeiture or repayment in whole or in part if EverQ fails to continue to meet the conditions for such grants or if such grants for any reason become unavailable from German or European Union sources;

•	the establishment of the facility may result in cost overruns, delays, equipment problems and construction, start-up and other operating difficulties, any of which could adversely affect the ability of the strategic partnership to achieve or grow revenue on the timeframe we expect;

•	although initially a minority shareholder in the strategic partnership, Q-Cells will have the ability to influence the strategic direction of the strategic partnership and other material decisions of the strategic partnership; as a result, we may be unable to take certain actions that we believe would be in our best interests, which, given the expected materiality of the strategic partnership to our combined operations, could significantly harm our business; further, we may be liable to third parties for the material decisions and actions of Q-Cells in the strategic partnership, which actions may harm the strategic partnership and our business;

•	the establishment of the strategic partnership will require significant management attention and will place significant strain on our ability to manage effectively both our operations in Marlboro and the operations of the strategic partnership in Germany;

•	the strategic partnership may subject us to multiple, conflicting and changing laws, regulations and tax schemes;

•	the strategic partnership may be unable to obtain, maintain or enforce adequate intellectual property rights and protection due to limited or unfavorable intellectual property protection and may be subject to claims or suits alleging infringement of third party intellectual property rights;

•	EverQ may be unable to obtain, maintain or enforce adequate intellectual property rights and protection due to limited or unfavorable intellectual property protection and may be subject to claims or suits alleging infringement of third party intellectual property rights;

•	under certain circumstances, if we exit the strategic partnership with Q-Cells, the strategic partnership entity will continue to have certain rights to our proprietary technologies that we are licensing to it and thereby compete with us;

•	two years after the date of the strategic partnership agreement, Q-Cells may engage in ribbon technology-related activities in competition with us;

•	limitations on dividends or restrictions against repatriation of earnings may limit our ability to capitalize on earnings from the strategic partnership;

•	the operation of the manufacturing facility may experience seasonal reductions in productivity common in certain foreign countries, such as the summer months in Europe;

•	EverQ may be subject to increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	the strategic partnership may be subject to increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	the strategic partnership may be unable to successfully hire and retain the additional personnel necessary to operate the facility, which is expected to require approximately 400 employees for the initial capacity expansion;

•	we will be exposed to fluctuations in currency exchange rates; and

•	we may experience difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.
As a result, there can be no assurance that the strategic partnership will be successful in establishing the facility or, once established, that the strategic partnership will attain the manufacturing capacity or the financial results that we currently expect.
In addition, our strategic partnership with Q-Cells subjects us to a risk that in the future we may be unable to consolidate the EverQ financial results into our financial statements. We consolidate the financial statements of EverQ in accordance with the provisions of FASB FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” In the event that Q-Cells increases its ownership interest or for any reason our ownership interest in EverQ decreases, we may be unable under generally accepted accounting principles to continue to consolidate. As a result, we are subject to the risk that period-to-period comparisons of our financial statements in the future may be difficult to make.
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
We have single and sole source suppliers for a number of specialized materials necessary to manufacture our solar power products, which makes us susceptible to quality issues, shortages and price changes for these materials. Specifically, our supplier of the silicon we have historically used in the manufacture of our solar power products is also a supplier to the semiconductor industry, which has significantly greater buying power and market influence than we have or anyone else in the solar power industry has. As a result, any increase in the demand for silicon from the semiconductor industry may cause us to encounter shortages or delays in obtaining the specialized silicon to be used in the manufacture of our solar power products, which could result in customer dissatisfaction and decreased revenues. In addition, by December 2004 our silicon supplier raised prices approximately 43% since the second quarter of 2004, and as of July 2, 2005, our supplier has since raised prices an additional 38%. Price increases have in the past negatively impacted, and could in the future negatively impact, our manufacturing costs. We currently acquire silicon from a single supplier through purchase orders and we have no long-term commitments, beyond the end of January 2006, regarding supply or price from this supplier, which leaves us vulnerable to the risk that our supplier may stop supplying silicon after this date to us for any reason, including its financial viability. If this occurs, our ability to manufacture our solar power products may be limited in any given period, which would cause our revenues to decline in any such period.
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
Although we have been selling our solar power products since 1997, we expect to derive a substantial portion of our revenues from sales of our new solar power products that are under development and not yet commercially available. Some of these new products are derived from our innovative cell fabrication and advanced module design technologies, which are under development. Our total research and development expenses were $5.0 million and $1.9 million for the periods ended July 2, 2005 and June 30, 2004, respectively. If we fail to successfully develop our new solar power products or technologies, we will likely be unable to recover the losses we have incurred to develop these products and technologies and may be unable to increase our sales and market share and to become profitable. Many of our new product and manufacturing technologies are novel and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. Our manufacturing technologies have been tested only in our pilot manufacturing facility and, in most cases, only limited pre-production prototypes of our new products have been field-tested.
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
We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. During the period ending July 2, 2005, we sold our solar power products to approximately 25 distributors, system integrators and other value-added resellers, and during 2004 we sold our solar power products to approximately 40 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.
We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.
From our inception through July 2, 2005, approximately 69% of our product sales have been made to distributors outside of the United States. Sales in Germany constituted approximately 65% of our total product sales for the period ended July 2, 2005. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, which could increase upon the establishment and operation of the manufacturing facility contemplated by our strategic partnership with Q-Cells, will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:
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
From our inception through July 2, 2005, our three largest resellers accounted for approximately 62% of our product sales and our 10 largest resellers accounted for approximately 85% of our product sales. Substantially all of our sales to these resellers are made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause on short notice and that generally do not require them to make minimum purchases. Consequently, our resellers are generally permitted to obtain products from other providers of solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these resellers. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:
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
We had approximately 290 employees as of July 2, 2005, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products, develop our distribution network and operate our expanded manufacturing facility and the manufacturing facility we plan to be build in Germany as contemplated by our strategic partnership with Q-Cells. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.
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
The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. For example, the United States patent laws were amended in 1995 to change the term of patent protection from 17 years after the date of a patent’s issuance to 20 years after the earliest effective filing date of the application for a patent, unless the application was pending on June 8, 1995, in which case the term of a patent’s protection expires either 17 years after its issuance or 20 years after its filing, whichever is later. Because the average time from filing of patent application to issuance of a patent there from is usually at least one year and, depending on the subject matter, may be more than three years, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to re-file some of our patent applications to disclose additional subject matter and, in these situations, the patent term will be measured from the date of the earliest priority application to which benefit is claimed in such a patent application. This would shorten our period of patent exclusivity and may decrease the revenues that we might obtain from the patents.
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
We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 1% for the period ended July 2, 2005. As of July 2, 2005, we did not have any active research contracts.
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

Risks Related to Our Common Stock
Our officers and directors control approximately 18% of our voting stock and may be able to significantly influence corporate actions.
As of July 2, 2005, our executive officers and directors and entities affiliated with them beneficially owned approximately 18% of our voting stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments and the approval of mergers or other business combinations. The interests of these and other of our existing stockholders may conflict with the interests of our other stockholders.
The price of our common stock has been volatile.
Our common stock is quoted on the Nasdaq National Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from $2.04 to $7.76 for the 52-week period ended July 2, 2005. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The Nasdaq National Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.
Our quarterly revenue and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:
•	the size and timing of customer orders for or shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our String-Ribbon technology;

•	our ability to establish and expand key customer and distributor relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to establish a manufacturing facility in Germany as contemplated by our joint venture with Q-Cells at the costs and on the time frame that we expect;

•	the extent to which Q-Cells increases its ownership in EverQ in the future and thereby reduces our share of profits and losses of EverQ in future periods;

•	the extent to which any change in the capital structure of EverQ in the future causes us to be unable to consolidate EverQ’s financial results;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	one time charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

•	the timing of adding the personnel necessary to execute our growth plan.
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
FOREIGN CURRENCY EXCHANGE RATE RISK
For the period ended July 2, 2005, all of our product sales into Europe were denominated in Euros, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 65% of product revenues for the period ended July 2, 2005. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent strengthening in exchange rates against the U.S. dollar would have had a material effect on our consolidated financial position, reducing revenue and earnings by approximately 7%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.
From time-to-time, we manage our foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. As of July 2, 2005, we had no forward currency contracts outstanding.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Number	Description
1.1 (1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc.

3.1 (2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2 (2)	Second Amended and Restated By-laws. (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)

4.1 (5)	Warrant issued to CRT Capital Group LLC. (Exhibit 4.1)

4.2 (6)	Warrant to Purchase Stock issued to Silicon Valley Bank on August 26, 2004. (Exhibit 4.1)

4.3 (6)	Registration Rights Agreement dated as of August 26, 2004. (Exhibit 4.2)

4.4 (11)	Indenture, dated as of June 29, 2005, between the Registrant and U.S. Bank National Association, as Trustee. (Exhibit 4.4)

4.5 (11)	Form of 4.375% Convertible Subordinated Notes due 2012

10.1 (2)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (3)*	Amended 2000 Stock Option and Incentive Plan. (Exhibit 4.5)

10.4 (2)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)

10.5 (2)	Lease Agreement between Company and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)

10.6 (5)	Lease Agreement between Company and One Hundred Twenty Bartlett Street Marlboro LLC dated as of January 26, 2004. (Exhibit 10.6)

10.7 (2)+	Agreement between Company and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.8 (2)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.9 (2)	Form of Indemnification Agreement between Company and each of its directors and executive officers. (Exhibit 10.9)

10.10 (7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)

Number	Description
10.11 (7)	Form of Registration Rights Agreement. (Exhibit 10.3)

10.12 (7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)

10.13 (9)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)

10.14 (9)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)

10.15 (9)	Form of Warrants. (Exhibit 10.3)

10.16 (9)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)

10.17 (9)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)

10.18 (10)++	Master Strategic Partnership Agreement entered into as of January 14, 2005 by and between Evergreen Solar, Inc. and Q-Cells AG. (Exhibit 10.1)

10.19 (10)++	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated January 14, 2005. (Exhibit 10.2)

10.20 (8)	Evergreen Solar, Inc. Management Incentive Policy. (Exhibit 10.20)

10.21 (12)*	Amended and Restated 2000 Stock Option and Incentive Plan. (Exhibit 99.1)

10.22 (12)*	Amended and Restated 2000 Employee Stock Purchase Plan. (Exhibit 99.2)

10.23 (11)	Registration Rights Agreement, dated June 29, 2005, between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers. (Exhibit 10.21)

10.24	Purchase Agreement, dated June 23, 2005 between the Registrant and SG Cowen & Co., LLC, as representatives of the Initial Purchasers.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, as amended (file No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004 (file No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 filed on March 10, 2005.

(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 12, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(9)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 14, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 21, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.
Date: August 11, 2005
/s/ Richard G. Chleboski
Richard G. Chleboski
Chief Financial Officer, Vice President, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Number	Description
1.1 (1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc.

3.1 (2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2 (2)	Second Amended and Restated By-laws. (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)

4.1 (5)	Warrant issued to CRT Capital Group LLC. (Exhibit 4.1)

4.2 (6)	Warrant to Purchase Stock issued to Silicon Valley Bank on August 26, 2004. (Exhibit 4.1)

4.3 (6)	Registration Rights Agreement dated as of August 26, 2004. (Exhibit 4.2)

4.4 (11)	Indenture, dated as of June 29, 2005, between the Registrant and U.S. Bank National Association, as Trustee. (Exhibit 4.4)

4.5 (11)	Form of 4.375% Convertible Subordinated Notes due 2012

10.1 (2)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (3)*	Amended 2000 Stock Option and Incentive Plan. (Exhibit 4.5)

10.4 (2)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)

10.5 (2)	Lease Agreement between Company and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)

10.6 (5)	Lease Agreement between Company and One Hundred Twenty Bartlett Street Marlboro LLC dated as of January 26, 2004. (Exhibit 10.6)

10.7 (2)+	Agreement between Company and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.8 (2)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.9 (2)	Form of Indemnification Agreement between Company and each of its directors and executive officers. (Exhibit 10.9)

10.10 (7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)

10.11 (7)	Form of Registration Rights Agreement. (Exhibit 10.3)

10.12 (7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)

10.13 (9)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)

10.14 (9)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)

10.15 (9)	Form of Warrants. (Exhibit 10.3)

10.16 (9)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)

10.17 (9)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)

10.18 (10)++	Master Strategic Partnership Agreement entered into as of January 14, 2005 by and between Evergreen Solar, Inc. and Q-Cells AG. (Exhibit 10.1)

10.19 (10)++	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated January 14, 2005. (Exhibit 10.2)

10.20 (8)	Evergreen Solar, Inc. Management Incentive Policy. (Exhibit 10.20)

10.21 (12)*	Amended and Restated 2000 Stock Option and Incentive Plan. (Exhibit 99.1)

10.22 (12)*	Amended and Restated 2000 Employee Stock Purchase Plan. (Exhibit 99.2)

10.23 (11)	Registration Rights Agreement, dated June 29, 2005, between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers. (Exhibit 10.21)

10.24	Purchase Agreement, dated June 23, 2005 between the Registrant and SG Cowen & Co., LLC, as representatives of the Initial Purchasers.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, as amended (file No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004 (file No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 filed on March 10, 2005.

(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 12, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(9)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 14, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 21, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.