Form 10-Q
period 2005-10-01
EVERGREEN SOLAR INC
filed 2005-11-10
CIK 947397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2005 there were 61,324,099 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2005

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	October 1,
	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$5,379	$74,332
Marketable securities	6,563	53,163
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $84 and $76 at December 31, 2004 and October 1, 2005, respectively	6,166	5,322
Inventory	2,906	3,733
Interest receivable	57	210
Prepaid inventory	—	1,046
Other current assets	1,411	1,779

Total current assets	22,482	139,585
Long-term investments	—	2,949
Deposits on fixed assets in production	—	15,842
Restricted cash	414	2,436
Deferred financing costs	—	2,967
Fixed assets, net	26,825	37,878

Total assets	$49,721	$201,657

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,074	$8,032
Short term borrowings	1,500	1,500
Accrued warranty	705	705
Accrued employee compensation	1,187	1,413
Accrued debt interest	—	1,017
Other accrued expenses	1,295	1,628
Deferred revenue	440	—

Total current liabilities	8,201	14,295
Subordinated convertible notes	—	90,000

Total liabilities	8,201	104,295
Minority interest in EverQ	—	5,964
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 47,541,823 and 61,318,229 issued and outstanding at December 31, 2004 and October 1, 2005, respectively	475	613
Additional paid-in capital	116,764	179,803
Accumulated deficit	(75,693)	(87,968)
Accumulated other comprehensive loss	(26)	(1,050)

Total stockholders’ equity	41,520	91,398

Total liabilities, minority interest and stockholders’ equity	$49,721	$201,657

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

			Year-to-Date
	Quarter Ended		Period Ended

	September 30,	October 1,	September 30,	October 1,
	2004	2005	2004	2005

Revenues:
Product revenues	$5,604	$11,092	$12,975	$32,059
Research revenues	369	94	861	328

Total revenues	5,973	11,186	13,836	32,387

Operating expenses:
Cost of product revenues	7,230	9,934	20,945	29,887
Research and development expenses, including costs of research revenues	1,335	3,065	3,233	8,037
Selling, general and administrative expenses	2,126	3,115	5,460	8,067

Total operating expenses	10,691	16,114	29,638	45,991

Operating loss	(4,718)	(4,928)	(15,802)	(13,604)
Other income
Foreign exchange gains, net	40	48	49	134
Interest income	71	1,163	181	1,912
Interest expense	—	(1,156)	—	(1,350)

Loss from operations before minority interest	(4,607)	(4,873)	(15,572)	(12,908)
Minority interest in EverQ	—	310	—	633

Net loss	(4,607)	(4,563)	(15,572)	(12,275)
Accretion, dividends and conversion premiums on Series A convertible preferred stock		—	(2,904)	—

Net loss attributable to common stockholders	$(4,607)	$(4,563)	$(18,476)	$(12,275)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.10)	$(0.07)	$(0.66)	$(0.21)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	47,523	61,178	28,187	59,049
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Year-to-Date
	Period Ended

	September 30,	October 1,
	2004	2005

Cash flows from operating activities:
Net loss	$(15,572)	$(12,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	2,579	2,961
Loss on disposal of fixed assets	1,985	56
Minority interest in EverQ	—	(633)
Amortization of convertible debt financing costs	—	94
Bad debt expense and provision for early payment discounts	41	(8)
Amortization (accretion) of bond premiums	280	(879)
Compensation expense associated with employee stock options	67	—
Changes in operating assets and liabilities:
Accounts receivable	(3,487)	852
Prepaid inventory	—	(1,046)
Inventory	(1,257)	(827)
Interest receivable	(5)	(153)
Other current assets	(61)	(182)
Accounts payable	934	5,201
Accrued expenses	683	1,152

Net cash used in operating activities	(13,813)	(5,687)

Cash flows from investing activities:
Purchases of fixed assets	(7,681)	(30,252)
Purchases of investments	(2,418)	(69,282)
Increase in restricted cash	—	(2,100)
Proceeds from sale and maturity of investments	9,754	19,950

Net cash used in investing activities	(345)	(81,684)

Cash flows from financing activities:
Proceeds from convertible debt financing, net of offering costs	—	86,939
Proceeds from the issuance of common stock, net of offering costs	18,771	62,335
Capital contribution to EverQ from minority interest holder	—	6,830
Dividend and conversion premium paid on Series A convertible preferred stock	(2,230)	—
Increase in short-term borrowings	1,500	—
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	11	842

Net cash provided by financing activities	18,052	156,946
Effect of exchange rate changes on cash and cash equivalents	—	(622)

Net increase in cash and cash equivalents	3,894	68,953
Cash and cash equivalents at beginning of period	4,620	5,379

Cash and cash equivalents at end of period	$8,514	$74,332

Supplemental cash flow information:
Interest paid	$13	$103
Non-cash Series A convertible preferred stock dividends earned	27,704	—
Non-cash conversion of Series A convertible preferred stock to common stock	187	—
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
      The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2004. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 10, 2005, and as subsequently amended. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position at October 1, 2005, the results of operations for the quarters and year-to-date periods ended October 1, 2005 and September 30, 2004, and the cash flows for the year-to-date periods ended October 1, 2005 and September 30, 2004. The balance sheet at December 31, 2004 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2005. Beginning with the first quarter 2005, the Company adjusted its fiscal reporting period to better align with its internal manufacturing schedule. Our adjusted quarterly fiscal reporting periods will end upon the conclusion of thirteen consecutive weeks, rather than upon the conclusion of three consecutive calendar months. Such an adjustment may result in interim periods ending on days that differ slightly from the calendar month-end. For example, our first fiscal quarter of 2005 ended on April 2, 2005, our second fiscal quarter of 2005 ended on July 2, 2005, and our third fiscal quarter of 2005 ended on October 1, 2005. In 2005, the adjustment to our fiscal reporting periods has no effect on our fiscal year end, which will remain December 31.
      The condensed consolidated interim financial statements include the accounts of the Company’s wholly owned subsidiaries, Evergreen Solar Securities, Inc. and Evergreen Solar GmbH. All material intercompany accounts and transactions have been eliminated. In January 2005, the Company entered into a strategic partnership agreement with Q-Cells AG to form a separate company called EverQ GmbH (“EverQ”). EverQ is governed by a three-member advisory board consisting of two representatives of the Company and one Q-Cells representative. Under the strategic partnership agreement, the Company and Q-Cells have made a total equity commitment of 46 million euro (approximately $55 million at the October 1, 2005 exchange rate) to finance a significant part of the construction of the EverQ facility and initial working capital requirements, of which the Company will contribute 75.1% and Q-Cells will contribute 24.9%. As of October 14, 2005, approximately 30 million euros (approximately $36 million dollars at October 1, 2005 exchange rates) had been contributed by both the Company and Q-Cells. The Company consolidates the financial statements of EverQ in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The functional currency for Evergreen Solar GmbH and EverQ is the Euro. Revenues and expenses of Evergreen Solar GmbH and EverQ are translated into U.S. dollars at the average rates of exchange during the quarter, and assets and liabilities are translated into U.S. dollars at quarter-end rates of exchange.
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

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
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
      Had compensation expense for the Company’s employee stock option plan been determined based on the fair value at the grant date for options granted under the plan consistent with SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share data):

	Quarter Ended				Year-to-Date Period Ended

	September 30, 2004		October 1, 2005		September 30, 2004		October 1, 2005

	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	per	Attributable	per	Attributable	per	Attributable	per
	to Common	Common	to Common	Common	to Common	Common	to Common	Common
	Stockholders	Share	Stockholders	Share	Stockholders	Share	Stockholders	Share

Net loss attributable to common stockholders, as reported	$(4,607)	$(0.10)	$(4,563)	$(0.07)	$(18,476)	$(0.66)	$(12,275)	$(0.21)
Add: Stock-based employee compensation expense included in reported results	12	—	—	—	67	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(501)	(0.01)	(1,086)	(0.02)	(1,783)	(0.06)	(2,559)	(0.04)

Pro forma net loss attributable to common stockholders	$(5,096)	$(0.11)	$(5,649)	$(0.09)	$(20,192)	$(0.72)	$(14,834)	$(0.25)

2.	Net Loss per Common Share
      The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended September 30, 2004 and October 1, 2005 does not include 10,343,788 and 23,239,782 potential shares of common stock equivalents outstanding at September 30, 2004 and October 1, 2005, respectively, as their inclusion would be anti-dilutive.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

3.	Inventory
      Inventory consisted of the following at December 31, 2004 and October 1, 2005 (in thousands):

	December 31,	October 1,
	2004	2005

Raw materials	$2,230	$3,146
Work-in-process	138	335
Finished goods	538	252

	$2,906	$3,733

      During the quarter ended July 2, 2005, the Company paid $1.5 million to a key raw material supplier to secure a quantity of inventory for the remainder of 2005. The prepayment is included in the Company’s balance sheet in current assets and will be amortized to cost of product revenues as material is used. As of October 1, 2005, prepaid inventory was $1.0 million.

4.	Fixed Assets
      Fixed assets consisted of the following at December 31, 2004 and October 1, 2005 (in thousands):

		December 31,	October 1,
	Useful Life	2004	2005

Laboratory and manufacturing equipment	3-7 years	$20,310	$26,606
Computer and office equipment	3-7 years	457	585
Leasehold improvements	Lesser of 15 to 20 years or lease term	7,433	8,360
Land		—	585
Assets under construction		5,084	11,002

		33,284	47,138
Less: Accumulated depreciation		(6,459)	(9,260)

		$26,825	$37,878

      As of October 1, 2005, $15.8 million of deposits on fixed assets under construction had been made by EverQ representing deposits on equipment currently under construction for the manufacturing facility in Thalheim, Germany. The $11.0 million in assets under construction is expected to be placed in service in the second quarter of 2006.

5.	Guarantor Arrangements
      The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Product Warranty
      The Company’s current standard product warranty includes a one or two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. The Company has provided for estimated future warranty costs of $705,000, representing its best estimate of the likely expense associated with fulfilling its obligations under such warranties. Given the Company’s limited operating history, prior to the first quarter of 2005, the Company used historical industry solar panel failure rates, adjusted for the differences and uncertainties associated with its manufacturing process, as a basis for the accrued warranty costs. However, since the Company has not incurred any charges to

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
date against its warranty accrual, the Company chose not to add to its warranty accrual for the period ended October 1, 2005 as the Company believes the accrual reflects its best estimate of warranty costs on products sold to date. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known. The following table summarizes the activity regarding the Company’s warranty accrual:

	2004	2005

Balance at January 1	$426,000	$705,000
Accruals for warranties issued during the period	163,000	—

Balance at quarter ended September 30 and October 1, respectively	$589,000	$705,000

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
      Prior to December 31, 2000, the Company recorded total cumulative deferred compensation of approximately $1.3 million, representing the difference between the fair market value of the Company’s common stock and the exercise price on the option grant date. These amounts were presented as a reduction of stockholders’ equity and were amortized ratably over the vesting period of the options, which is generally four years. The amortization resulted in charges to operations of $67,000 and $0 for the year-to-date periods ended September 30, 2004 and October 1, 2005, respectively.

7.	Stockholders’ Equity
      The Company has two classes of capital stock: common and preferred. At October 1, 2005, 10,650,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and 4,758,908 shares were reserved for issuance upon conversion of outstanding warrants issued in the Series A Private Placement and the Common Stock Private Placement.
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

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
13,346,000 shares of its common stock in the offering. The shares of common stock were sold at a per share price of $5.00 (before underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of its common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.
      The Company’s 2005 Annual Meeting of Stockholders was held on July 15, 2005. At this meeting, the stockholders approved a resolution which, among other things, increased the number of authorized shares of common stock under its 2000 Stock Option and Incentive Plan from 7,650,000 to 10,650,000. Separate resolutions were also approved which, among other things, increased the number of shares authorized under the Company’s 2000 Employee Stock Purchase Plan from 120,000 to 500,000.

8.	EverQ GmbH
      As of October 1, 2005, the following assets, liabilities and net loss relating to EverQ was consolidated in the Company’s financial statements (in thousands):

Current assets	3,894
Deposits on fixed assets	15,822
Restricted cash	2,022
Fixed assets	8,750

Total assets	$30,488

Accounts payable and accrued expenses	$6,536

Net loss	$2,543

9.	Short-term Borrowings
      On August 26, 2004, the Company entered into a one-year revolving credit facility in the amount of $5.0 million with Silicon Valley Bank pursuant to a Loan and Security Agreement dated August 26, 2004 (the “Loan Agreement”). The credit facility was collateralized by a first-priority security interest granted to Silicon Valley Bank by the Company in substantially all of the Company’s assets.
      The Company issued a warrant to purchase 89,955 shares of common stock to Silicon Valley Bank, as compensation for establishing the revolving credit facility. The warrant entitles Silicon Valley Bank to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or prior to August 25, 2009. The fair value of the warrant (approximately $187,000) has been recorded as a deferred financing charge, along with $100,000 of other direct expenses associated with the revolving credit facility, and was charged to interest expense ratably over the term of the facility, which is twelve months. During the quarter ended October 1, 2005, Silicon Valley Bank was issued 41,645 shares of the Company’s common stock resulting from the cashless exercise of the entire warrant.
      The Loan Agreement contained certain financial and other covenants that restricted the Company’s ability to, among other things, dispose of property, incur indebtedness, make certain acquisitions, merge into another entity, declare or pay dividends above an aggregate threshold of $500,000 and redeem, retire, repurchase or otherwise acquire shares of capital stock of the Company in excess of $500,000 in the aggregate. In addition, the Company had to comply with certain financial thresholds including minimum tangible net worth and minimum cash or excess availability.
      As of October 1, 2005, the Company had drawn $1.5 million under the revolving line of credit. The Loan Agreement was modified on October 5, 2005 to extend the expiration date of the revolving credit

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
facility to October 31, 2005. The Company repaid the revolving credit facility on October 19, 2005 and elected not to renew the facility.

10.	Accumulated Other Comprehensive Loss
      Other comprehensive loss consists of unrealized gains and losses on available-for-sale securities as well as accumulated currency translation adjustments associated with the consolidation of the Company’s foreign subsidiaries, which is reflected in stockholder’s equity on the Company’s balance sheet. As of December 31, 2004 accumulated other comprehensive loss was $26,000, which consisted entirely of net unrealized losses on available-for-sale securities. As of October 1, 2005 accumulated other comprehensive loss was $1.1 million which consisted of a cumulative translation adjustment loss of $1.0 million and net unrealized losses on available-for-sale securities of $35,000.

11.	Long-Term Debt
      On June 29, 2005, the Company issued Convertible Subordinated Notes (“Notes”) in the aggregate principal amount of $90.0 million. Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. However, the Notes are convertible at any time prior to maturity, redemption or repurchase, into shares of the Company’s common stock at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share), subject to adjustment. On or after July 1, 2010, the Company may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price (%)

Beginning on July 1, 2010 and ending on September 30, 2011	101.250
Beginning on July 1, 2011 and ending on September 30, 2012	101.625
On July 1, 2012	100.000
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
      The Company incurred financing costs of approximately $3.1 million which are being amortized ratably over the term of the notes, which is seven years. Through October 1, 2005, the Company recorded $1.0 million in interest expense associated with the Notes.

12.	Recent Accounting Pronouncements
      On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that, for public companies, delays the effective date of FASB Statement No. 123 (revised 2004). Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged. Under the SEC’s rule,

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 to express the SEC staff’s views regarding the interaction between FAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements. SFAS No. 123R will be effective for the Company for the first quarter of 2006. The Company is in the process of assessing the impact of expensing stock options on its consolidated financial statements, and has disclosed the pro-forma financial impact in Note 1.
      In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined that this standard will not have a material impact on its Consolidated Financial Statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company will determine the impact of this standard on its Consolidated Financial Statements when an accounting change or error correction occurs.

13.	Subsequent Events
      On November 4, 2005, the Company entered into a definitive agreement with Powerlight Corporation for a guaranteed contract to ship a minimum of $70 million of product over the next four years. The contract contains defined options which could increase the value of shipments in the contract to approximately $170 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONCERNS REGARDING FORWARD-LOOKING STATEMENTS
      We may make statements in this Quarterly Report on Form 10-Q, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would” and similar expressions and include, without limitation, statements regarding our intentions, expectations and beliefs regarding the expected use of proceeds from the common stock offering that we completed in February 2005; EverQ’s factory construction activities; the continuation of our capacity programs; the ability of our capital programs to increase the capabilities and improve the operational efficiency, capabilities and product attributes of our Marlboro facility; the dedication of a portion of our factory capacity to developing technologies and the effect of such dedication on our operations; modest margin improvement in the near future; the initial capacity of the EverQ facility; capacity expansion plans for the EverQ facility; the financing of a portion of the expenditures related to EverQ through public grants under a German government grant program; the future receipt by EverQ of German government grants and the size of such government grant; our critical accounting policies and estimates; our estimate of warranty costs on products sold to date; the nature and type of the research and development contracts that we undertake; our research and development expenses; increases in our selling expenses in absolute dollars; increases in our sales efforts; the hiring of additional sales and other personnel; our initiation of marketing programs; the international expansion of our manufacturing operations and distribution network; our introduction of a new wafer growth process; and the ability of such process to reduce the thickness of wafers and the associated raw material costs; the sufficiency of our cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility to fund planned capital programs, expected commitments with our strategic partnership with Q-Cells, our debt service obligations and repurchase commitments and our operating expenses over the next twelve months; the quadrupling of our production capacity by adding a second manufacturing line as well as other improvements to the manufacturing equipment and the ability of such efforts to enable us to produce at an annualized production rate of approximately 15 MW by year end 2005; the ability of our new solar products that are currently under development to generate a substantial portion of our revenues; our entering into new markets; the effect of our strategic partnership with Q-Cells to increase sales outside of North America; establishing local manufacturing facilities in international markets; establishing strategic relationships with third parties in the solar industry, particularly in international markets; augmentation or replacement of members of our management team; the effect of the availability of financing on the level of sales of off-grid solar applications; our pursuit of contract research, product development and market development programs; and the sufficiency of our insurance for product liability claims. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in “Certain Factors Which May Affect Future Results” and elsewhere in this quarterly report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
      We have increased our production capacity in our Marlboro factory to an installed capacity of approximately 15 megawatts (“MW”). We expect to continue capital programs to increase the capabilities and improve the operational efficiency of this factory throughout 2005 and beyond. While these expenditures may add incremental capacity, they are primarily intended to improve the efficiency, capabilities and product attributes of our Marlboro factory.
      Our product sales are constrained by our manufacturing capacity. Product gross margins have been improving over the past year due mainly to capacity increases, improvements in the operating performance of our manufacturing line and favorable exchange rates. Despite having an installed capacity of approximately 15 MW in our Marlboro factory, it is our intention to dedicate a portion of our factory capacity to developing new technologies with the goal of further improvements in operations, and therefore, we do not expect to significantly expand manufacturing capacity at our Marlboro facility. As we continue to refine and improve our manufacturing process, we expect modest margin improvements in the future.
      On January 14, 2005, we entered into a strategic partnership agreement with Q-Cells AG, or Q-Cells. Q-Cells is the world’s largest independent manufacturer of solar cells, whose crystalline solar cells are among the highest efficiency polycrystalline solar cells commercially available. The agreement provided for the organization and capitalization of EverQ GmbH, or EverQ, which is a limited liability company incorporated under the laws of Germany. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbon technology using fabrication processes that combine our and Q-Cells’s manufacturing technologies.
      The EverQ manufacturing facility is being built in Thalheim, Germany and is expected to have an initial capacity of 30 MW. Dependent upon the success of the initial operations of this facility, we and Q-Cells intend over the long term, if economically viable, to expand the capacity of this facility up to approximately 120 MW. As part of the strategic partnership, subject to certain conditions under the strategic partnership agreement, we and Q-Cells have agreed to finance a majority of the expenditures necessary for the establishment and initial operation of EverQ through cash contributions of 46 million euros (approximately $55 million at the October 1, 2005 exchange rate), of which we would be responsible for 75.1%. We may finance our portion of the strategic partnership through cash contributions, loans or other credit arrangements. As of October 14, 2005, we had contributed 22.5 million euro (approximately $27 million at October 1, 2005 exchange rates) of our share of capital for EverQ. In addition to these amounts, it is expected, and the financing plans currently require, that approximately 28 million euros of such expenditures will be financed through public grants under a German government grant program. On April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval, it will receive German government grants which, together with tax incentives expected to be receive from German government authorities, would amount to approximately 28 million euros. We believe this strategic partnership will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European solar market.
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

Redemption Period	Price (%)

Beginning on July 1, 2010 and ending on September 30, 2011	101.250
Beginning on July 1, 2011 and ending on September 30, 2012	101.625
On July 1, 2012	100.000
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
      We incurred financing costs of approximately $3.1 million which are being amortized ratably over the term of the notes, which is seven years. Through October 1, 2005, we recorded $1.0 million in interest expense associated with the Notes.
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
Warranty
      Given our limited operating history, prior to the first quarter of 2005, we used historical industry solar panel failure rates, adjusted for the differences and uncertainties associated with our manufacturing process, as a basis for the accrued warranty costs. However, since we have not incurred any charges to date against our warranty accrual, we chose not to add to our warranty accrual this year-to-date period as we believe that the accrual reflects our best estimate of warranty costs on products sold to date. We intend to maintain this policy until future evidence or claims history enables us to more accurately estimate its exposure. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
Sales Discount Allowance
      During the first quarter of 2005, we began offering certain customers early payment discounts as an incentive aimed at improving our short-term cash flow. We estimate the allowance for sales discounts based on actual and historical payment practices of customers, and record provisions at the time when revenue is recognized. While our methodology takes into account these uncertainties, adjustments in future periods may be required as our customers change their payment practices. For the quarter and year-to-date periods ended October 1, 2005, total sales discounts taken was $95,000 and $321,000, respectively.
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
      Cost of product revenues. Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent, warranty costs, and other support expenses associated with the manufacture of our solar power products. Product gross margin is calculated as product revenues less cost of product revenues. Product gross margin % is calculated as product gross margin divided by product revenue.
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
      Minority interest. For the quarter and year-to-date period ended October 1, 2005, EverQ incurred losses from continuing operations of $1.2 million and $2.5 million, respectively, all of which are consolidated in our financial statements. However, $310,000 and $633,000 represents the portion of EverQ losses attributable to the Q-Cells minority interest for the quarter and year-to-date periods ended October 1, 2005, respectively.

      Dividends on preferred stock. On June 21, 2004, holders of all outstanding shares of Series A convertible preferred stock agreed to convert all of their shares of Series A convertible preferred stock into shares of our common stock in connection with the Common Stock Private Placement. During the first quarter of 2004, the Series A preferred stock earned a dividend of approximately $0.7 million, which the Company elected to add to the liquidation preference of the Series A convertible preferred stock. As an inducement to convert their shares into common stock in connection with the Common Stock Private Placement consummated on June 21, 2004, the remaining Series A preferred shareholders received the dividend earned for the period between April 1, 2004 and June 21, 2004 in cash, which totaled approximately $0.5 million. In addition, the Series A preferred shareholders received a cash conversion premium of 7% of the accreted value as of March 31, 2004, which totaled $1.7 million. Therefore, the total dividend charged recorded by the Company for the period ended September 30, 2004 was approximately $2.9 million.
      Net loss attributable to common stockholders. Net loss attributable to common stockholders consists of net losses and dividends earned by the Series A convertible preferred stockholders.
Comparison of Quarters Ended October 1, 2005 and September 30, 2004
      Revenues. Our product revenues for the quarter ended October 1, 2005 were $11.1 million, an increase of $5.5 million, or 98%, from $5.6 million for the quarter ended September 30, 2004. The increase in product revenues was due to the increased production capacity of our manufacturing facility in Marlboro, Massachusetts, our increased marketing and sales activities, and favorable foreign exchange rates. Research revenues for the quarter ended October 1, 2005 were $94,000, a decrease of $275,000 from $369,000 for the quarter ended September 30, 2004. Research revenue decreased because our last active research contract with the National Renewable Energy Laboratory expired during the first quarter of 2005, and our current research contract with the National Renewable Energy Laboratory began in July 2005.
      International product sales accounted for approximately 61% of total revenues for the quarter ended October 1, 2005, and 71% for the quarter ended September 30, 2004. The decrease in customer concentration experienced in 2005 was due to our efforts to expand our customer base. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.
      The following table summarizes our concentration of total revenue:

	Quarter Ended

	September 30,	October 1,
	2004	2005

By geography:
U.S. distributors	23%	38%
U.S. Government (research revenue)	6%	1%
Germany	69%	61%
All other	2%	0%

	100%	100%

By customer:
European distributor #1	44%	17%
European distributor #2	25%	12%
All other	31%	71%

	100%	100%

      Cost of product revenues. Our cost of product revenues for the quarter ended October 1, 2005 was $9.9 million, an increase of $2.7 million, or 37%, from $7.2 million for the quarter ended September 30, 2004. Most of the increase was due to an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the quarter ended October 1, 2005 was 10.4% versus  negative 29.0% for the quarter ended September 30, 2004. Product gross margin improved due primarily to improvements in yield and efficiency, increased sales volume and favorable exchange rates.
      Due to the relatively large component of fixed costs, product gross margins are highly dependent on sales volumes and prices. We do not expect substantial further improvements in product gross margin during 2005. We realize positive gross margins when our Marlboro manufacturing facility operates at near its target capacity of 15 megawatts. However, we expect that significant portions of manufacturing capacity at our Marlboro manufacturing facility will be dedicated to research and development programs for purposes of achieving faster commercialization of technology improvements, which will keep gross margins lower than could potentially be realized throughout 2005. Further improvements in gross margin will result from increases in manufacturing scale and technology improvements. For example, during 2005 we intend to increase the number of furnaces in our pilot manufacturing line that use a new wafer growth process that can reduce the thickness of wafers thereby significantly reducing raw materials costs. Although this technology is still very much under development and we cannot be certain that it will be successfully commercialized, it holds the promise of significant further cost reductions. Further capacity expansion beyond 15 megawatts as well as further process and technology improvements will be required to achieve overall profitability.
      Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the quarter ended October 1, 2005 were $3.1 million, an increase of $1.7 million, or 130%, from $1.3 million for the quarter ended September 30, 2004. The increase was due mainly to increased labor and materials costs associated with internal initiatives aimed to improve our manufacturing technology and activities associated with the planning for the next manufacturing capacity expansion, as well as engineering costs associated with the design of the manufacturing facility of EverQ.
      Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended October 1, 2005 were $3.1 million, an increase of $1.0 million, or 47%, from $2.1 million for the quarter ended September 30, 2004. Approximately 68% of the increase was due to activities associated with EverQ and most of the remainder was due to increases in legal and accounting fees.
      Other income. Other income for the period ended October 1, 2005 was comprised of $48,000 in net foreign exchange gains, $1.2 million in interest income and $1.2 million in interest expense. Other income for the quarter ended September 30, 2004 consisted of $71,000 in interest income and $40,000 in net foreign exchange gains. The increase in interest income was due to the larger cash, cash equivalents and marketable securities balances due to the 2005 common stock and subordinated convertible debt financings. Interest expense increased due to interest charges associated with our revolving line of credit secured in August 2004 and the subordinated convertible debt issued in June 2005.
      Net loss attributable to common stockholders. Net loss attributable to common stockholders was $4.6 million and $4.6 million for the quarters ended October 1, 2005 and September 30, 2004, respectively.
Comparison of Year-to-Date Periods Ended October 1, 2005 and September 30, 2004
      Revenues. Our product revenues for the period ended October 1, 2005 were $32.1 million, an increase of $19.1 million, or 147%, from $13.0 million for the period ended September 30, 2004. The increase in product revenues was due to the increased production capacity of our manufacturing facility in Marlboro, Massachusetts, our increased marketing and sales activities, and favorable foreign exchange rates. Research revenues for the period ended October 1, 2005 were $328,000, a decrease of $533,000, or 62%, from $861,000 for the period ended September 30, 2004. Research revenue decreased because our last active research contract with the National Renewable Energy Laboratory expired during the first quarter of 2005, and our current research contract with the National Renewable Energy Laboratory began in July 2005.
      International product sales accounted for approximately 63% of total revenues for the period ended October 1, 2005, and 68% for the period ended September 30, 2004. The decrease in customer concentration experienced in 2005 was due to our efforts to expand our customer base. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.
      The following table summarizes our concentration of total revenue:

	Year-to-Date
	Period Ended

	September 30,	October 1,
	2004	2005

By geography:
U.S. distributors	26%	36%
U.S. Government (research revenue)	6%	1%
Germany	66%	63%
All other	2%	0%

	100%	100%

By customer:
European distributor #1	43%	20%
European distributor #2	21%	15%
U.S. Government (research revenue)	6%	1%
All other	30%	64%

	100%	100%

      Cost of product revenues. Our cost of product revenues for the period ended October 1, 2005 was $29.9 million, an increase of $8.9 million, or 43%, from $20.9 million for the period ended September 30, 2004. Most of the increase was due to an increase in materials consumption and labor costs due to increased product sales. Product gross margin for the period ended October 1, 2005 was 6.8% versus negative 61.4% for the period ended September 30, 2004. Product gross margin improved due primarily to improvements in yield and efficiency associated with the scale-up of our second manufacturing line, increased sales volume and favorable exchange rates.
      Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the period ended October 1, 2005 were $8.0 million, an increase of $4.8 million, or 149%, from $3.2 million for the period ended September 30, 2004. The increase was due mainly to increased labor, consulting and materials costs associated with internal initiatives aimed to improve our manufacturing technology and activities associated with the planning for the next manufacturing capacity expansion, as well as engineering costs associated with the design of the manufacturing facility of EverQ GmbH.
      Selling, general and administrative expenses. Our selling, general and administrative expenses for the period ended October 1, 2005 were $8.1 million, an increase of $2.6 million, or 48%, from $5.5 million for the period ended September 30, 2004. Approximately 48% of the increase was due to activities associated with EverQ, approximately 15% was due to increased salaries due to additional personnel, approximately 19% was due to increased investor relations costs and most of the remainder was due to added costs of being a public company.

      Other income. Other income for the period ended October 1, 2005 was comprised of $134,000 in net foreign exchange gains, $1.9 million in interest income offset by $1.4 in interest expense. Other income, net for the period ended September 30, 2004 consisted of $181,000 in interest income and $49,000 in net foreign exchange gains. The increase in interest income was due to the larger cash, cash equivalents and marketable securities balances due to the 2005 common stock and subordinated convertible debt financings. Interest expense increased due to interest charges associated with our revolving line of credit secured in August 2004 and the subordinated convertible debt issued in June 2005.
      Net loss attributable to common stockholders. Net loss attributable to common stockholders was $12.3 million and $18.5 million for the periods ended October 1, 2005 and September 30, 2004, respectively. The decrease in net loss attributable to common stockholders was due to an improvement in gross margin and decrease in accretion and dividends associated with the Series A convertible preferred stock.
Liquidity and Capital Resources
      We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At October 1, 2005, we had working capital of $125.3 million, including cash, cash equivalents and marketable securities of $127.5 million.
      Net cash used in operating activities was $5.7 million for the period ended October 1, 2005, as compared to net cash used in operations of $13.8 million for the period ended September 30, 2004. Cash provided by operating activities in the period ended October 1, 2005 was due primarily to depreciation expense of $3.0 million and increases in accounts payable of $5.2 million, offset by increases in prepaid inventory of $1.0 million and net losses from operations of $12.3 million. Net loss improved in 2005 due mainly to improved gross margin.
      We have not experienced any significant trends in accounts receivable other than changes relative to the increase in revenue. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers. For the third quarter of 2005, Days Sales Outstanding (DSO) was approximately 44 days and approximately 68 days for the third quarter of 2004.
      Net cash used in investing activities was $74.9 million for the period ended October 1, 2005, as compared to $345,000 for the period ended September 30, 2004. The increase in net cash used in investing activities was due mainly to purchases of marketable securities and purchases of equipment associated with the construction of the EverQ factory, offset by sales of investments and capital contributions to EverQ from minority interest holder.
      Net cash provided by financing activities was $150.1 million for the period ended October 1, 2005, as compared to $18.1 million for the period ended September 30, 2004. The cash provided by financing activities during the period ended October 1, 2005 primarily represents net proceeds from common stock issued in conjunction with the common stock public offering completed in February 2005 as well as the Convertible Subordinated Debt issuance in June 2005. The cash provided by financing activities during the period ended September 30, 2004 represents net proceeds from common stock issued in conjunction with the Common Stock Private Placement, offset by dividends and conversion premiums paid to the Series A convertible preferred shareholders.
      Capital expenditures were $30.3 million for the period ended October 1, 2005, which includes $15.8 million of deposits for the manufacture of fixed assets as compared to $7.7 million for the period ended September 30, 2004. Capital expenditures for the period ended October 1, 2005 were primarily for equipment needed for our manufacturing facility and equipment for EverQ. As of October 1, 2005, outstanding commitments for capital expenditures for both Evergreen and EverQ were approximately $4.0 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our and EverQ’s manufacturing facilities.

      We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our planned capital programs, fund our expected commitments with our strategic partnership with Q-Cells for its initial 30 megawatts of capacity and to fund our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
      We do not have any special purpose entities or off-balance sheet financing arrangements. As of October 1, 2005, our cash commitments, as disclosed in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, have not significantly changed except as discussed above regarding our capital commitments.
      During the second quarter of 2005, we entered into a supply agreement with a key raw material supplier that commits us to purchase approximately $7.0 million of raw material through January 2006. As of October 1, 2005, approximately $4.0 million of the commitment was still outstanding.
      There have been no material changes since December 31, 2004 to our contractual obligations reported in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.
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
      Since our inception, we have incurred significant net losses, including net losses of $19.4 million for the year ended December 31, 2004 and $12.3 million for the period ended October 1, 2005. Principally as a result of ongoing operating losses, we had an accumulated deficit of $88.0 million as of October 1, 2005. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

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
Risks Relating to Our Industry, Products and Operations

We may need to raise significant additional capital in order to fund our operations and to continue to grow our business, which subjects us to the risk that we may be unable to maintain or grow our business as planned and that our stockholders may be subject to substantial additional dilution.
      In order to satisfy our existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facility, in June 2004 we consummated a private placement offering of $18.8 million, net of financing costs of $1.2 million, and in August 2004 we secured a $5 million line of credit, which expired on October 31, 2005. We also raised an additional $62.3 million, net of offering costs of approximately $4.4 million, from the public sale of our common stock in February 2005. Additionally, we issued Convertible Subordinated Debt with a principal amount of $90 million, providing us with approximately $86.9 million net of issuance costs of $3.1 million. We believe that our current cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenditures over the next 12 months. However, we may need to raise significant additional capital in order to further enhance our operating infrastructure, to further increase manufacturing capacity through the build-out of other manufacturing facilities, including the manufacturing facility we plan to build in Germany as contemplated by our strategic partnership with Q-Cells and to advance our research and development programs that are key to refining our products and to lowering our manufacturing costs. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether or not we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.
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
      In January 2005, we entered into a strategic partnership agreement with Q-Cells. The purpose of the strategic partnership is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbon technology. As part of the strategic partnership, subject to certain conditions under the strategic partnership agreement, we and Q-Cells have agreed to finance a majority of the expenditures necessary for the establishment and initial operation of the strategic partnership through cash capital contributions in amounts payable over time that total to 46 million euros (approximately $55 million at October 1, 2005 exchange rates), of which we would be responsible for 75.1%. As of October 14, 2005, approximately 30 million euros has been contributed by both Evergreen and Q-Cells. The financing of our portion of these may be made with cash on hand or proceeds from additional equity or debt financings, or other credit arrangements. After reduction of the 46 million euro commitment for any debt incurred by EverQ, including loans from Q-Cells or us, we will be responsible for 75.1% of any equity contributions. As of October 14, 2005, we had contributed 22.5 million euro (approximately $27 million at October 1, 2005 exchange rates) of our share of capital for EverQ. In addition to these amounts, it is expected, and the financing plans currently require, that approximately 28 million euros of such expenditures will be financed through public grants under a German government grant program. On April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval, it will receive German government grants which, together with tax incentives expected to be receive from German government authorities, would amount to approximately 28 million euros. If we and Q-Cells are unable to finance EverQ, we and Q-Cells would have the ability to terminate the strategic partnership. As a result, the strategic partnership remains subject to the risk that the parties may be unable to finance, both directly and through government or third party sources, the costs of building the facility, which could cause the strategic partnership to be terminated before the facility is built and result in a significant delay in our ability to expand our manufacturing capacity and our ability to significantly grow revenues and achieve profitability. In addition, our strategic partnership with Q-Cells subjects us to the risks inherent in complex strategic partnership transactions with third parties located in international markets, including the following:

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
      If we fail to successfully continue the improvement of our Marlboro manufacturing facility, our business and results of operations would likely be materially impaired. We are in the process of implementing improvements to the manufacturing equipment in order to decrease the operating costs and to improve the capabilities of the manufacturing facilities. This process has required and will continue to require a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

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
      If we experience any of these or similar difficulties, we may be unable to improve our manufacturing performance of our Marlboro facility and our manufacturing capacity could be substantially constrained, in which case our per- unit manufacturing costs would increase, we would be unable to increase sales as planned and our revenues and earnings would likely be materially impaired.

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
      We have single and sole source suppliers for a number of specialized materials necessary to manufacture our solar power products, which makes us susceptible to quality issues, shortages and price changes for these materials. We currently acquire silicon from a single supplier. This company is also a supplier to the semiconductor industry, which has significantly greater buying power and market influence than we have or anyone else in the solar power industry has. As a result, any increase in the demand for silicon from the semiconductor industry may cause us to encounter shortages or delays in obtaining the specialized silicon to be used in the manufacture of our solar power products, which could result in customer dissatisfaction and decreased revenues. In addition, by December 2004 our silicon supplier had raised prices approximately 43% since the second quarter of 2004, and has since raised prices an additional 38%. Price increases have in the past negatively impacted, and could in the future negatively impact, our manufacturing costs. Shortages, delays or price increases related to silicon supply could limit our ability to manufacture our solar power products in any given period, which would cause our revenues to decline in any such period.

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
      Although we have been selling our solar power products since 1997, we expect to derive a substantial portion of our revenues from sales of our new solar power products that are under development and not yet commercially available. Some of these new products are derived from our innovative cell fabrication and advanced module design technologies, which are under development. Our total research and development expenses were $8.0 million and $3.2 million for the periods ended October 1, 2005 and September 30, 2004, respectively. If we fail to successfully develop our new solar power products or technologies, we will likely be unable to recover the losses we have incurred to develop these products and technologies and may be unable to increase our sales and market share and to become profitable. Many of our new product and manufacturing technologies are novel and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. Our manufacturing technologies have been tested only in our pilot manufacturing facility and, in most cases, only limited pre-production prototypes of our new products have been field-tested.

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
      We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. During the period ending October 1, 2005, we sold our solar power products to approximately 25 distributors, system integrators and other value-added resellers, and during 2004 we sold our solar power products to approximately 40 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.
      From our inception through October 1, 2005, approximately 66% of our product sales have been made to distributors outside of the United States. Sales in Germany constituted approximately 63% of our total product sales for the period ended October 1, 2005. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, which could increase upon the establishment and operation of the manufacturing facility contemplated by our strategic partnership with Q-Cells, will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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
      Our strategy includes establishing local manufacturing facilities in international markets, such as the EverQ factory currently under construction in Germany. As we implement our strategy, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to establish our manufacturing facilities in certain countries. In addition, we may potentially forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries where our local manufacturing facilities are located.

Our dependence on a small number of resellers may cause significant fluctuations or declines in our product revenues.
      From our inception through October 1, 2005, our three largest resellers accounted for approximately 53% of our product sales and our 10 largest resellers accounted for approximately 76% of our product sales. Substantially all of our sales to these resellers are made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause on short notice and that generally do not require them to make minimum purchases. Consequently, our resellers are generally permitted to obtain products from other providers of solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these resellers. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:

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
      As part of our plan to accelerate the expansion of our manufacturing capacity and our distribution channels, in January 2006 entered into a strategic partnership with Q-Cells, a German company that is a leading manufacturer of solar cells. We intend to continue to establish strategic relationships with third parties in the solar power industry, particularly in international markets. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide you with no assurance that we will be able to establish other strategic relationships in the future, or that our strategic partnership with Q-Cells will be successful, and our inability in this regard will materially adversely affect our market penetration, our revenue growth and our ability to achieve profitability.
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
      We had approximately 290 employees as of October 1, 2005, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products, develop our distribution network and operate our expanded manufacturing facility as well as the EverQ manufacturing facility under construction in Germany. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

We may be affected by skilled labor shortages and labor disputes.
      We require experienced engineers, technicians and machinists to conduct our business. No assurance can be given that the supply of these skilled persons will always be adequate to meet our requirements or that we will be able to attract an adequate number of skilled persons. Labor disputes could also occur at our manufacturing facilities, which may affect our business. While our employees are not currently represented by labor unions or organized under collective bargaining agreements, labor disputes could occur at any of our facilities, including our Marlboro facility as well as the EverQ manufacturing facility under construction in Germany, which could adversely impact our revenues and operations.

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
      If our management team is unable to manage the rapid growth of our business operations, then our product development, the expansion of our manufacturing operations and distribution network and our sales and marketing activities would be materially and adversely affected. In connection with the planned expansion of our manufacturing capacity, including the EverQ manufacturing facility under construction in Germany, we have undergone and anticipate undergoing further rapid growth in the scope of our operations and the number of our employees, which is likely to place a significant strain on our senior management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by this rapid growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

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
Risks Related to Our Common Stock

Substantial leverage and debt service obligations may adversely affect our cash flows.
      In connection with our sale of the convertible subordinated notes in June 2005, we incurred new indebtedness of $90 million. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could, among other things:

•	make it difficult for us to make payments on the notes;

•	make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all, including financing to fund the development or expansion of EverQ’s manufacturing operations;

•	make us more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for, or reacting to changes in, our business.
      Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Our officers and directors control approximately 9.5% of our voting stock and may be able to significantly influence corporate actions.
      As of October 1, 2005, our executive officers and directors and entities affiliated with them beneficially owned approximately 9.5% of our voting stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of charter and by-law amendments and the approval of mergers or other business combinations. The interests of these and other of our existing stockholders may conflict with the interests of our other stockholders.

The price of our common stock has been volatile.
      Our common stock is quoted on the Nasdaq National Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from $2.90 to $9.33 for the 52-week period ended October 1, 2005.

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

      We anticipate that our operating expenses will continue to increase significantly, particularly as we increase our capital expenditures associated with the construction of the EverQ manufacturing facility in Germany,. If our product revenues in any quarter do not increase correspondingly, our net losses for that period will increase. Moreover, given that a significant portion of our operating expenses is largely fixed in nature and cannot be quickly reduced, if our product revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected. For these reasons, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and you should not rely on results of operations in any particular quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or public market analysts in any quarter, the market value of our common stock would likely decrease, and it could decrease rapidly and substantially.

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
FOREIGN CURRENCY EXCHANGE RATE RISK
      For the year-to-date period ended October 1, 2005, all of our product sales into Europe were denominated in Euros, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 63% of product revenues for the year-to-date period ended October 1, 2005. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent strengthening in exchange rates against the U.S. dollar would have had a material effect on our consolidated financial position, reducing revenue and earnings by approximately 6%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.
      In 2004, we began to manage its foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. As of October 1, 2005, we had no forward currency contracts outstanding and no new contracts had been entered into in the past two quarters.

ITEM 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the

Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation and as a result of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 1, 2005.
MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      As of October 1, 2005, the Company did not maintain effective controls over the preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically, the Company’s procedures did not detect that its condensed consolidated statement of cash flows incorrectly recorded capital contributions by the minority interest holder to EverQ for the quarterly periods ended April 2, 2005 and July 2, 2005 as cash flows from operating activities rather than as cash flows from financing activities. This control deficiency resulted in the need to restate the Company’s previously issued financial statements for the quarterly periods ended April 2, 2005 and July 2, 2005 which are included in the Quarterly Reports on Form 10-Q filed with respect to such periods. In addition, this control deficiency could result in a misstatement of cash flows that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      As of October 1, 2005, the Company did not maintain effective controls over the review and presentation and disclosure of restricted cash. Specifically, cash that had been restricted as of July 2, 2005 related to a letter of credit for equipment purchased by EverQ was improperly classified as cash and cash equivalents on the balance sheet and was incorrectly omitted as an investing cash outflow in the statement of cash flows as a result of a failure in communicating the presence of such restriction by EverQ. This control deficiency resulted in the need to restate the Company’s previously issued financial statements for the quarterly period ended July 2, 2005 which are included in the Quarterly Report on Form 10-Q filed with respect to such period. In addition, this control deficiency could result in a misstatement of cash and cash equivalents and cash flows from investing activities that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Management had previously concluded that the Company maintained effective disclosure controls and procedures as of April 2, 2005 and July 2, 2005. Management has determined that the material weaknesses described above existed as of April 2, 2005 and July 2, 2005. Accordingly, management plans to restate its reports on disclosure controls and procedures to indicate that the Company’s disclosure controls and procedures as of April 2, 2005 and July 2, 2005 were not effective. Such restated reports will be included in the Company’s amended Quarterly Reports on Form 10-Q/ A for the quarterly periods ended April 2, 2005 and July 2, 2005.
MANAGEMENT’S REMEDIATION PLAN
      Subsequent to October 1, 2005, the Company has implemented enhanced procedures to properly prepare its financial statements and to ensure that information from EverQ is reported in a timely manner to the Company for inclusion in such statements. These procedures include weekly meetings or conference calls with EverQ financial management to review all restrictions on cash and review of a detailed monthly checklist which includes EverQ’s cash restrictions. In addition, during the preceding several quarters, both the Company and EverQ have hired additional qualified personnel for their financial reporting functions and plan additional such hiring. Accordingly, management believes it has improved the design effectiveness of its internal control over financial reporting; however, not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. Therefore, management continues to monitor and assess its remediation activities to ensure that the material weaknesses discussed above will be remediated.
INTERNAL CONTROL OVER FINANCIAL REPORTING
      During the third quarter of 2005, the Company completed an enterprise-wide implementation of its new integrated enterprise resource planning application, SAP. Other than the implementation of SAP during the third quarter of 2005, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
LIMITATIONS INHERENT IN ALL CONTROLS
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
PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      We are not a party to any material legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      We have never declared or paid cash dividends on our common stock. We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends in the foreseeable future. On August 26, 2004, the Company entered into a one-year revolving credit facility in the amount of $5.0 million with Silicon Valley Bank pursuant to a Loan and Security Agreement dated August 26, 2004 (the “Loan Agreement”). The Loan Agreement contained certain financial and other covenants that restricted the Company’s ability to, among other things, dispose of property, incur indebtedness, make certain acquisitions, merge into another entity, declare or pay dividends above an aggregate threshold of $500,000 and redeem, retire, repurchase or otherwise acquire shares of capital stock of the Company in excess of $500,000 in the aggregate. In addition, the Company had to comply with certain financial thresholds including minimum tangible net worth and minimum cash or excess availability. Our line of credit with Silicon Valley Bank expired on October 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The Company held its annual meeting of stockholders (the “Annual Meeting”) on July 15, 2005 in Marlboro, Massachusetts. At the Annual Meeting, the stockholders elected the following nominees to the Board of Directors to serve as Class II Directors for a term of three years. Votes cast were as follows:

	Votes For	Votes Withheld

Charles J. McDermott*	49,109,351	2,168,598
Dr. Gerald L. Wilson	49,150,705	2,127,476
      The following persons continue to serve as directors until the terms indicated:

Term expiring at the 2006 Annual Meeting of Stockholders:
Philip J. Deutch
Timothy Woodward

Term expiring at the 2007 Annual Meeting of Stockholders:
Michael El-Hillow
Dr. William P. Sommers*
Richard M. Feldt

*	Mr. McDermott and Dr. Sommers resigned effective September 29, 2005. Mr. Edward C. Grady was appointed a Class I director with a term expiring at the 2007 Annual Meeting of Stockholders and Mr. Allan H. Cohen was appointed a Class II director with a term expiring at the 2008 Annual Meeting of Stockholders.
At the Annual Meeting, stockholders took the following actions:

•	The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. There were 51,032,810 votes cast for the ratification, 48,240 votes cast against the ratification, 37,231 abstentions and 159,900 broker non-votes.

•	The stockholders approved the amendment and restatement of the Company’s Amended 2000 Stock Option and Incentive Plan (the “Stock Option Plan”). There were 32,864,060 votes cast for the Stock Option Plan, 5,195,797 votes cast against the Stock Option Plan, 76,408 abstentions and 13,141,916 broker non-votes.

•	The stockholders approved the amendment and restatement of the Company’s 2000 Employee Stock Purchase Plan (the “Employee Plan”). There were 37,545,276 votes cast for the Employee Plan, 525,316 votes cast against the Employee Plan, 65,673 abstentions and 13,141,916 broker non-votes.

ITEM 5.	OTHER INFORMATION
      None

ITEM 6.	EXHIBITS

Number		Description

1	.1(1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc.

3	.1(2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3	.2(2)	Second Amended and Restated By-laws. (Exhibit 3.4)

3	.3(3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

3	.4(3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)

Number		Description

3	.5(4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)

4	.1(5)	Warrant issued to CRT Capital Group LLC. (Exhibit 4.1)

4	.2(6)	Warrant to Purchase Stock issued to Silicon Valley Bank on August 26, 2004. (Exhibit 4.1)

4	.3(6)	Registration Rights Agreement dated as of August 26, 2004. (Exhibit 4.2)

4	.4(11)	Indenture, dated as of June 29, 2005, between the Registrant and U.S. Bank National Association, as Trustee. (Exhibit 4.4)

4	.5(11)	Form of 4.375% Convertible Subordinated Notes due 2012

10	.1(2)*	1994 Stock Option Plan. (Exhibit 10.1)

10	.2(2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10	.3(14)*	Amended and Restated 2000 Stock Option and Incentive Plan. (Exhibit 99.1)

10	.4(14)*	Amended and Restated 2000 Employee Stock Purchase Plan. (Exhibit 99.2)

10	.5(2)	Lease Agreement between Company and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)

10	.6(5)	Lease Agreement between Company and One Hundred Twenty Bartlett Street Marlboro LLC dated as of January 26, 2004. (Exhibit 10.6)

10	.7(2)+	Agreement between Company and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10	.8(2)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10	.9(2)	Form of Indemnification Agreement between Company and each of its directors and executive officers. (Exhibit 10.9)

10	.10(7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)

10	.11(7)	Form of Registration Rights Agreement. (Exhibit 10.3)
10	.12(7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)

10	.13(9)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)

10	.14(9)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)

10	.15(9)	Form of Warrants. (Exhibit 10.3)

10	.16(9)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)

10	.17(9)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)

10	.18(10)++	Master Strategic Partnership Agreement entered into as of January 14, 2005 by and between Evergreen Solar, Inc. and Q-Cells AG. (Exhibit 10.1)

10	.19(10)++	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated January 14, 2005. (Exhibit 10.2)

10	.20(8)	Evergreen Solar, Inc. Management Incentive Policy. (Exhibit 10.20)

10	.21(13)	Purchase Agreement, dated June 23, 2005 between the Registrant and SG Cowen & Co., LLC, as representatives of the Initial Purchasers. (Exhibit 10.24)

10	.22(11)	Registration Rights Agreement, dated June 29, 2005, between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers. (Exhibit 10.21)

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, as amended (file No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004 (file No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 filed on March 10, 2005.

(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 12, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(9)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 14, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 15, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(13)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 2005 filed on August 11, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

/s/ Richard G. Chleboski

Richard G. Chleboski
Chief Financial Officer, Vice President,
Treasurer and Secretary
(Principal Financial Officer)
Date: November 10, 2005