Form 10-Q/A
period 2005-04-02
EVERGREEN SOLAR INC
filed 2005-11-16
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE
The purpose of this amendment to Evergreen Solar Inc.’s Quarterly Report on Form 10-Q is to restate the Company’s consolidated financial statements and related disclosures for the quarter ended April 2, 2005.
In November 2005, the Company restated its consolidated financial statements as of and for the quarter ended April 2, 2005. The restatement reflected adjustments to correct classification errors in the statement of cash flows. The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement” in this Form 10-Q/A.
Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q; except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2 and 32 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 11, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:
- Part I — Item 1 — Financial Statements
- Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
- Part I — Item 4 — Controls and Procedures

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

Evergreen Solar, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter ended
	March 31,	April 2,
	2004	2005
		(Restated)
Cash flows from operating activities:
Net loss	$(3,963)	$(3,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	607	867
Minority interest in EverQ	—	(41)
Bad debt expense	(16)	(27)
Amortization of bond premiums	120	6
Compensation expense associated with employee stock options	31	—
Changes in operating assets and liabilities:
Inventory	45	(245)
Other current assets	(18)	(360)
Interest receivable	(41)	(144)
Accounts receivable	(1,030)	1,194
Accounts payable	981	(741)
Deferred revenue	—	(440)
Accrued expenses	167	(783)

Net cash used in operating activities	(3,117)	(3,934)

Cash flows from investing activities:
Purchases of fixed assets	(2,397)	(942)
Purchases of investments	(1,000)	(10,892)
Proceeds from sale and maturity of investments	4,333	557

Net cash provided by (used in) investing activities	936	(11,277)

Cash flows from financing activities:
Financing costs on issuance of common stock	—	(4,396)
Proceeds from the issuance of common stock	—	66,731
Capital contributions to EverQ from minority interest holder	—	614
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	1	17

Net cash provided by financing activities	1	62,966

Net (decrease) increase in cash and cash equivalents	(2,180)	47,755

Cash and cash equivalents at beginning of period	4,620	5,379

Cash and cash equivalents at end of period	$2,440	$53,134

Supplemental cash flow information:
Interest paid	—	29
Non-cash Series A convertible preferred stock accretion and dividends earned	665	—
Non-cash conversion of Series A convertible preferred stock to common stock	1,084	—

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Restatement

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The condensed consolidated statement of cash flows for the quarter ended April 2, 2005 has been restated. The Company incorrectly recorded capital contributions to EverQ by the minority interest holder for the quarter ended April 2, 2005 as cash flows from operating activities rather than as cash flows from financing activities. This error resulted in an understatement of cash used in operating activities with an equal understatement of cash flows provided by financing activities. The restatement reflects an adjustment to correct this classification error on the condensed consolidated statement of cash flows. This restatement did not impact the Company’s previously reported condensed consolidated balance sheet or condensed consolidated statement of operations.
The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported condensed consolidated statement of cash flows for the quarter ended April 2, 2005 (unaudited, in thousands):

	As Previously
	Reported	Adjustment	Restated
Minority interest in EverQ	$573	$(614)	$(41)
Net cash used in operating activities	(3,320)	(614)	(3,934)
Capital contributions to EverQ from minority interest holder	—	614	614
Net cash provided by financing activities	62,352	614	62,966

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The condensed consolidated statement of cash flows for the quarter ended April 2, 2005 has been restated, see Note 1 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report. We incorrectly recorded capital contributions to EverQ by the minority interest holder for the quarter ended April 2, 2005 as cash flows from operating activities rather than as cash flows from financing activities. This error resulted in an understatement of cash used in operating activities with an equal understatement of cash flows provided by financing activities. The restatement reflects an adjustment to correct this classification error in the condensed consolidated statement of cash flows. This restatement did not impact our previously reported condensed consolidated balance sheet or condensed consolidated statement of operations.
The following table sets forth the effects of the restatement on certain line items within our previously reported condensed consolidated statement of cash flows for the quarter ended April 2, 2005 (unaudited, in thousands):

	As Previously
	Reported	Adjustment	Restated
Minority interest in EverQ	$573	$(614)	$(41)
Net cash used in operating activities	(3,320)	(614)	(3,934)
Capital contributions to EverQ from minority interest holder	—	614	614
Net cash provided by financing activities	62,352	614	62,966

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

Net cash used in operating activities was $3.9 million for the quarter ended April 2, 2005, as compared to $3.1 million for the quarter ended March 31, 2004. The use of cash for operating activities in the period ended April 2, 2005 was due primarily to losses from operations of $3.2 million, and decreases in deferred revenue of $0.4 million and decreases in accounts payable and accrued expenses of $1.6 million, offset by decreases in accounts receivable of $1.2 million and depreciation expense of $867,000. Net loss improved in the first quarter of 2005 due mainly to improved gross margin.

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

Net cash provided by financing activities was $63.0 million for the quarter ended April 2, 2005, as compared to $1,000 for the quarter ended March 31, 2004. The cash provided by financing activities during the quarter ended April 2, 2005 primarily represents net proceeds from common stock issued in conjunction with the common stock public offering completed in February 2005 and capital contributions to EverQ from the minority interest holder.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, had previously concluded that the Company maintained effective disclosure controls and procedures as of April 2, 2005, pursuant to Exchange Act Rules 13a - 15(e) and 15d - 15(e). Management has determined that the material weakness described below existed as of April 2, 2005. Accordingly, management has restated its report on disclosure controls and procedures to indicate that the Company’s disclosure controls and procedures as of April 2, 2005 were not effective.
Material Weakness In Internal Control Over Financial Reporting
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
As of April 2, 2005, the Company did not maintain effective controls over the preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically, the Company’s procedures did not detect that its condensed consolidated statement of cash flows incorrectly recorded capital contributions to EverQ by the minority interest holder for the quarter ended April 2, 2005 as cash flows from operating activities rather than as cash flows from financing activities. This control deficiency resulted in the need to restate the Company’s previously issued financial statements for the quarter ended April 2, 2005. In addition, this control deficiency could result in a misstatement of cash flows that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Management’s Remediation Plan
The Company has implemented enhanced procedures to properly prepare its financial statements. In addition, the Company has hired additional qualified personnel for its financial reporting functions and plans additional such hiring. Accordingly, management believes it has improved the design effectiveness of its internal control over financial reporting; however, not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. Therefore, management continues to monitor and assess its remediation activities to ensure that the material weaknesses discussed above will be remediated.
Internal Control Over Financial Reporting
Other than as disclosed previously and above, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Number	Description
1.1 (1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc.

3.1 (2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2 (2)	Second Amended and Restated By-laws. (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)

4.1 (5)	Warrant issued to CRT Capital Group LLC. (Exhibit 4.1)

4.2 (6)	Warrant to Purchase Stock issued to Silicon Valley Bank on August 26, 2004. (Exhibit 4.1)

4.3 (6)	Registration Rights Agreement dated as of August 26, 2004. (Exhibit 4.2)

10.1 (2)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (3)*	Amended 2000 Stock Option and Incentive Plan. (Exhibit 4.5)

10.4 (2)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)

10.5 (2)	Lease Agreement between Company and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)

10.6 (5)	Lease Agreement between Company and One Hundred Twenty Bartlett Street Marlboro LLC dated as of January 26, 2004. (Exhibit 10.6)

10.7 (2)+	Agreement between Company and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.8 (2)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.9 (2)	Form of Indemnification Agreement between Company and each of its directors and executive officers. (Exhibit 10.9)

10.10 (7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)

10.11 (7)	Form of Registration Rights Agreement. (Exhibit 10.3)

10.12 (7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)

10.13 (8)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)

10.14 (8)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)

Number	Description
10.15 (8)	Form of Warrants. (Exhibit 10.3)

10.16 (8)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)

10.17 (8)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)

10.18 (9)++	Master Strategic Partnership Agreement entered into as of January 14, 2005 by and between Evergreen Solar, Inc. and Q-Cells AG. (Exhibit 10.1)

10.19 (9)++	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated January 14, 2005. (Exhibit 10.2)

10.20(10)	Evergreen Solar, Inc. Management Incentive Plan. (Exhibit 10.20)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, as amended (file No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004 (file No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 filed on March 10, 2005.

(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 12, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 14, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: November 15, 2005

/s/ Richard G. Chleboski
Richard G. Chleboski
Chief Financial Officer, Vice President, Treasurer and Secretary (Principal Financial Officer)