Form 10-Q/A
period 2005-07-02
EVERGREEN SOLAR INC
filed 2005-11-16
CIK 947397

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

EXPLANATORY NOTE
The purpose of this amendment to Evergreen Solar Inc.’s Quarterly Report on Form 10-Q is to restate the Company’s consolidated financial statements and related disclosures as of and for the year-to-date period ended July 2, 2005.
In November 2005, the Company restated its consolidated financial statements as of and for the year-to-date period ended July 2, 2005. The restatement reflected adjustments to correct classification errors in the statement of cash flows and balance sheet. The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement” in this Form 10-Q/A.
Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q; except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2 and 32 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 2, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:
- Part I — Item 1 — Financial Statements
- Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
- Part I — Item 4 — Controls and Procedures

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	July 2,
	2004	2005
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$5,379	$137,703
Marketable securities	6,563	14,901
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $84 and $69 at December 31, 2004 and July 2, 2005, respectively	6,166	4,771
Inventory	2,906	3,566
Interest receivable	57	90
Prepaid inventory	—	1,510
Other current assets	1,411	2,243

Total current assets	22,482	164,784

Deposits on fixed assets	—	4,370
Restricted cash	414	2,432
Deferred financing costs	—	3,061
Fixed assets, net	26,825	28,186

Total assets	$49,721	$202,833

Liabilities, minority interest and stockholders’ equity
Current liabilities:
Accounts payable	$3,074	$7,845
Short term borrowings	1,500	1,500
Accrued employee compensation	1,187	1,010
Accrued warranty	705	705
Other accrued expenses	1,295	2,877
Deferred revenue	440	—

Total current liabilities	8,201	13,937

Subordinated convertible notes	—	90,000

Total liabilities	8,201	103,937

Minority interest in EverQ	—	3,260

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 47,541,823 and 61,073,282 issued and outstanding at December 31, 2004 and July 2, 2005, respectively	475	611
Additional paid-in capital	116,764	179,278
Accumulated deficit	(75,693)	(83,405)
Accumulated other comprehensive loss	(26)	(848)

Total stockholders’ equity	41,520	95,636

Total liabilities, minority interest and stockholders’ equity	$49,721	$202,833

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

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Year-to-Date Period Ended
	June 30,	July 2,
	2004	2005
		(Restated)
Cash flows from operating activities:
Net loss	$(10,965)	$(7,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,416	1,871
Loss on disposal of fixed assets	2,033	—
Minority interest in EverQ	—	(323)
Bad debt expense and provision for early payment discounts	(19)	(15)
Amortization (accretion) of bond premiums	219	(178)
Compensation expense associated with employee stock options	55	—
Changes in operating assets and liabilities:
Accounts receivable	(2,615)	1,410
Prepaid inventory	—	(1,510)
Inventory	(282)	(660)
Interest receivable	93	(33)
Other current assets	(93)	(905)
Accounts payable	1,939	5,033
Accrued expenses	604	977

Net cash used in operating activities	(7,615)	(2,045)

Cash flows from investing activities:
Purchases of fixed assets	(4,697)	(7,920)
Increase in restricted cash	—	(2,018)
Purchases of investments	(1,000)	(21,253)
Proceeds from sale and maturity of investments	9,754	13,119

Net cash provided by (used in) investing activities	4,057	(18,072)

Cash flows from financing activities:
Proceeds from convertible debt financing, net of offering costs	—	86,939
Proceeds from the issuance of common stock, net of offering costs	18,771	62,335
Capital contribution to EverQ from minority interest holder	—	3,788
Dividend and conversion premium paid on Series A convertible preferred stock	(2,230)	—
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	—	315

Net cash provided by financing activities	16,541	153,377

Effect of exchange rate changes on cash and cash equivalents	—	(936)

Net increase in cash and cash equivalents	12,983	132,324

Cash and cash equivalents at beginning of period	4,620	5,379

Cash and cash equivalents at end of period	$17,603	$137,703

Supplemental cash flow information:
Interest paid	$13	$73
Non-cash Series A convertible preferred stock dividends earned	674	—
Non-cash conversion of Series A convertible preferred stock to common stock	27,704	—
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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The condensed consolidated balance sheet and the condensed consolidated statement of cash flows as of and for the year-to-date period ended July 2, 2005 have been restated. The Company incorrectly recorded capital contributions to EverQ by the minority interest holder for the year-to-date period ended July 2, 2005 as cash flows from operating activities rather than as cash flows from financing activities. This error resulted in an overstatement of cash provided by operating activities with an equal understatement of cash provided by financing activities. Additionally, cash that had been restricted as of July 2, 2005 related to a letter of credit for equipment purchased by EverQ was improperly classified as cash and cash equivalents on the balance sheet and was incorrectly omitted as an investing activity in the statement of cash flows for the year-to-date period ended July 2, 2005 as a result of a failure in communicating the presence of such restriction by EverQ. This restatement reflects adjustments to correct these classification errors in the condensed consolidated statement of cash flows and condensed consolidated balance sheet. This restatement did not impact the Company’s previously reported condensed consolidated statements of operations.
The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported condensed consolidated statement of cash flows and condensed consolidated balance sheet (unaudited in thousands):

	Previously	Restatement
	Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows:
Net cash provided by (used in) operating activities	$1,743	$(3,788)	$(2,045)
Net cash used in investing activities	(16,054)	(2,018)	(18,072)
Net cash provided by financing activities	149,589	3,788	153,377

Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$139,721	$(2,018)	$137,703
Restricted cash	414	2,018	2,432
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
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The condensed consolidated balance sheet and the condensed consolidated statement of cash flows as of and for the year-to-date period ended July 2, 2005 have been restated. We incorrectly recorded capital contributions to EverQ by the minority interest holder for the year-to-date period ended July 2, 2005 as cash flows from operating activities rather than as cash flows from financing activities. This error resulted in an overstatement of cash provided by operating activities with an equal understatement of cash provided by financing activities. Additionally, cash that had been restricted as of July 2, 2005 related to a letter of credit for equipment purchased by EverQ was improperly classified as cash and cash equivalents on the balance sheet and was incorrectly omitted as an investing activity in the statement of cash flows for the year-to-date period ended July 2, 2005 as a result of a failure in communicating the presence of such restriction by EverQ. This restatement reflects adjustments to correct these classification errors in the condensed consolidated statement of cash flows and condensed consolidated balance sheet. This restatement did not impact our previously reported condensed consolidated statements of operations.
The following table sets forth the effects of the restatement on certain line items within our previously reported condensed consolidated statement of cash flows and condensed consolidated balance sheet (unaudited in thousands):

	Previously	Restatement
	Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows:
Net cash provided by (used in) operating activities	$1,743	$(3,788)	$(2,045)
Net cash used in investing activities	(16,054)	(2,018)	(18,072)
Net cash provided by financing activities	149,589	3,788	153,377

Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$139,721	$(2,018)	$137,703
Restricted cash	414	2,018	2,432
See Note 1 to the unaudited condensed financial statements included with Part 1, Item 1 of this report.
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
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At July 2, 2005, we had working capital of $150.9 million, including cash, cash equivalents and marketable securities of $152.6 million.
Net cash used in operating activities was $2.0 million for the period ended July 2, 2005, as compared to net cash used in operations of $7.6 million for the period ended June 30, 2004. Net cash used in operating activities in the period ending July 2, 2005 was primarily due to net loss of $7.7 million, increase in prepaid inventory of $1.5 million, offset by increases in accounts payable of $5.0 million, depreciation expense of $1.9 million and a decrease in accounts receivable of $1.4 million. Net loss improved in 2005 due mainly to improved gross margin.
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
Net cash used in investing activities was $18.1 million for the period ended July 2, 2005, as compared to net cash provided by investing activities of $4.1 million for the period ended June 30, 2004. For the period ended July 2, 2005, net cash was primarily used for purchases of marketable securities, purchases of manufacturing equipment and a letter of credit issued for purchases of manufacturing equipment, offset by proceeds from the sale and maturity of investments. Net cash was provided by investing activities in 2004 resulting from proceeds from the sale and maturity of marketable securities offset by purchases of fixed assets and marketable securities.
Net cash provided by financing activities was $153.4 million for the period ended July 2, 2005, as compared to $16.5 million for the period ended June 30, 2004. The cash provided by financing activities during the period ended July 2, 2005 primarily represents net proceeds from common stock issued in conjunction with the common stock public offering completed in February 2005 as well as the Convertible Subordinated Debt issuance in June 2005 and capital contributions to EverQ by the minority interest holder. The cash provided by financing activities during the period ended June 30, 2004 represents net proceeds from common stock issued in conjunction with the Common Stock Private Placement, offset by dividends and conversion premiums paid to the Series A convertible preferred shareholders.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, had previously concluded that the Company maintained effective disclosure controls and procedures as of July 2, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Management has determined that the material weaknesses described below existed as of July 2, 2005. Accordingly, management has restated its report on disclosure controls and procedures to indicate that the Company’s disclosure controls and procedures as of July 2, 2005 were not effective.
Material Weakness In Internal Control Over Financial Reporting
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
As of July 2, 2005, the Company did not maintain effective controls over the preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically, the Company’s procedures did not detect that its condensed consolidated statement of cash flows incorrectly recorded capital contributions to EverQ by the minority interest holder for the year-to-date period ended July 2, 2005 as cash flows from operating activities rather than as cash flows from financing activities. This control deficiency resulted in the need to restate the Company’s previously issued financial statements for the quarters ended July 2, 2005 and April 2, 2005. In addition, this control deficiency could result in a misstatement of cash flows that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
As of July 2, 2005, the Company did not maintain effective controls over the review and presentation and disclosure of restricted cash. Specifically, cash that had been restricted as of July 2, 2005 related to a letter of credit for equipment purchased by EverQ was improperly classified as cash and cash equivalents on the balance sheet and was incorrectly omitted as an investing activity in the statement of cash flows for the year-to-date period ended July 2, 2005 as a result of a failure in communicating the presence of such restriction by EverQ. This control deficiency resulted in the need to restate the Company’s previously issued financial statements for the quarter ended July 2, 2005. In addition, this control deficiency could result in a misstatement of cash and cash equivalents and cash flows from investing activities that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Number	Description
1.1 (1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc.

3.1 (2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2 (2)	Second Amended and Restated By-laws. (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)

4.1 (5)	Warrant issued to CRT Capital Group LLC. (Exhibit 4.1)

4.2 (6)	Warrant to Purchase Stock issued to Silicon Valley Bank on August 26, 2004. (Exhibit 4.1)

4.3 (6)	Registration Rights Agreement dated as of August 26, 2004. (Exhibit 4.2)

4.4 (11)	Indenture, dated as of June 29, 2005, between the Registrant and U.S. Bank National Association, as Trustee. (Exhibit 4.4)

4.5 (11)	Form of 4.375% Convertible Subordinated Notes due 2012

10.1 (2)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (3)*	Amended 2000 Stock Option and Incentive Plan. (Exhibit 4.5)

10.4 (2)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)

10.5 (2)	Lease Agreement between Company and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)

10.6 (5)	Lease Agreement between Company and One Hundred Twenty Bartlett Street Marlboro LLC dated as of January 26, 2004. (Exhibit 10.6)

10.7 (2)+	Agreement between Company and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.8 (2)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.9 (2)	Form of Indemnification Agreement between Company and each of its directors and executive officers. (Exhibit 10.9)

10.10 (7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)

Number	Description
10.11 (7)	Form of Registration Rights Agreement. (Exhibit 10.3)

10.12 (7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)

10.13 (9)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)

10.14 (9)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)

10.15 (9)	Form of Warrants. (Exhibit 10.3)

10.16 (9)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)

10.17 (9)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)

10.18 (10)++	Master Strategic Partnership Agreement entered into as of January 14, 2005 by and between Evergreen Solar, Inc. and Q-Cells AG. (Exhibit 10.1)

10.19 (10)++	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated January 14, 2005. (Exhibit 10.2)

10.20 (8)	Evergreen Solar, Inc. Management Incentive Policy. (Exhibit 10.20)

10.21 (12)*	Amended and Restated 2000 Stock Option and Incentive Plan. (Exhibit 99.1)

10.22 (12)*	Amended and Restated 2000 Employee Stock Purchase Plan. (Exhibit 99.2)

10.23 (11)	Registration Rights Agreement, dated June 29, 2005, between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers. (Exhibit 10.21)

10.24 (13)	Purchase Agreement, dated June 23, 2005 between the Registrant and SG Cowen & Co., LLC, as representatives of the Initial Purchasers. (Exhibit 10.24)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, as amended (file No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004 (file No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 filed on March 10, 2005.

(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 12, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(9)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 14, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 21, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 filed on August 11, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.
Date: November 15, 2005
/s/ Richard G. Chleboski
Richard G. Chleboski
Chief Financial Officer, Vice President, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Number	Description
1.1 (1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc.

3.1 (2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2 (2)	Second Amended and Restated By-laws. (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)

4.1 (5)	Warrant issued to CRT Capital Group LLC. (Exhibit 4.1)

4.2 (6)	Warrant to Purchase Stock issued to Silicon Valley Bank on August 26, 2004. (Exhibit 4.1)

4.3 (6)	Registration Rights Agreement dated as of August 26, 2004. (Exhibit 4.2)

4.4 (11)	Indenture, dated as of June 29, 2005, between the Registrant and U.S. Bank National Association, as Trustee. (Exhibit 4.4)

4.5 (11)	Form of 4.375% Convertible Subordinated Notes due 2012

10.1 (2)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (3)*	Amended 2000 Stock Option and Incentive Plan. (Exhibit 4.5)

10.4 (2)*	2000 Employee Stock Purchase Plan. (Exhibit 10.3)

10.5 (2)	Lease Agreement between Company and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)

10.6 (5)	Lease Agreement between Company and One Hundred Twenty Bartlett Street Marlboro LLC dated as of January 26, 2004. (Exhibit 10.6)

10.7 (2)+	Agreement between Company and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.8 (2)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.9 (2)	Form of Indemnification Agreement between Company and each of its directors and executive officers. (Exhibit 10.9)

10.10 (7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)

10.11 (7)	Form of Registration Rights Agreement. (Exhibit 10.3)

10.12 (7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)

10.13 (9)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)

10.14 (9)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)

10.15 (9)	Form of Warrants. (Exhibit 10.3)

10.16 (9)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)

10.17 (9)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)

10.18 (10)++	Master Strategic Partnership Agreement entered into as of January 14, 2005 by and between Evergreen Solar, Inc. and Q-Cells AG. (Exhibit 10.1)

10.19 (10)++	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated January 14, 2005. (Exhibit 10.2)

10.20 (8)	Evergreen Solar, Inc. Management Incentive Policy. (Exhibit 10.20)

10.21 (12)*	Amended and Restated 2000 Stock Option and Incentive Plan. (Exhibit 99.1)

10.22 (12)*	Amended and Restated 2000 Employee Stock Purchase Plan. (Exhibit 99.2)

10.23 (11)	Registration Rights Agreement, dated June 29, 2005, between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers. (Exhibit 10.21)

10.24 (13)	Purchase Agreement, dated June 23, 2005 between the Registrant and SG Cowen & Co., LLC, as representatives of the Initial Purchasers. (Exhibit 10.24)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, as amended (file No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004 (file No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 filed on March 10, 2005.

(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 12, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(9)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 14, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 21, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 filed on August 11, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.