Form 10-K
period 2005-12-31
EVERGREEN SOLAR INC
filed 2006-03-16
CIK 947397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-31687

EVERGREEN SOLAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3242254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Bartlett Street Marlboro, Massachusetts	01752
(Address of principal executive offices)	(Zip Code)

(508) 357-2221
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address And Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (as defined in Exchange Act , or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-(2) of the Exchange Act. (Check one).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of July 2, 2005 was approximately $325 million.

As of March 7, 2006, there were 65,017,036, shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of the Company may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding the Company’s future growth, revenue, earnings and gross margins improvement; future warranty expenses; benefits and expenses resulting from EverQ; contributions by our strategic partners Q-Cells AG and Renewable Energy Corporation to EverQ and the successful integration of our proprietary technologies; our future equity ownership position in EverQ; receipt of public grant awards; capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies; pursuit of future research contracts that are not part of our current ongoing research activities; costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses, business growth and our status as a public company; shifts in our geographic product revenue mix; international expansion of strategic partnerships, manufacturing operations and distribution networks; operating efficiency of manufacturing facilities including increases in manufacturing scale and technological improvements; the occurrence of and the use of proceeds from sales of our securities; the sufficiency of our cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility to satisfy our anticipated cash requirements; sufficiency of our insurance levels for product liability claims; payment of cash dividends; use of derivative financial instruments to manage foreign currency exchange risks; the potential impact of our critical accounting policies and changes in financial accounting standards or practices; the Company’s plans for the EverQ facility; the Company’s goal of transitioning to thin wafer production and the expected timing and results of such transition; the expected timing of the EverQ facility becoming fully operational; the expected demand for solar energy; expectations regarding product performance and cost and technological competitiveness; expectations regarding future silicon supply from Renewable Energy Corporation and the Company’s ability to enter into additional contracts to secure its silicon supply; the anticipated benefits of the Company’s String Ribbon technology; the making of strategic investments and the expectation of future benefit from them; the development of the quad technology platform and its potential effects on crystal growth; the Company’s position in the solar power market; and the Company’s ability to reduce the costs of producing solar products and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by customers, suppliers and partners, and other risks and uncertainties described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of this report and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), copies of which may be accessed through the SEC’s Web Site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

ITEM 1.	BUSINESS.

OVERVIEW

We develop, manufacture and market solar power products enabled by our proprietary String Ribbontm technology that provide reliable and environmentally clean electric power throughout the world. String Ribbon technology is an efficient process for manufacturing crystalline silicon wafers, which are the primary components of photovoltaic cells. Photovoltaic cells generate direct current electricity when exposed to sunlight. We believe that our proprietary and patented technologies offer significant design, cost and manufacturing advantages over competing solar power technologies.

Our revenues today are primarily derived from the sale of solar modules, which are assemblies of photovoltaic cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our modules associated with electronics, structures and wiring systems. Applications for our products include on-grid generation, in which supplemental electricity is provided to an electric utility grid, and off-grid generation for markets where access to conventional electric power is not economical or physically feasible. Our products are currently sold primarily in Germany and the United States.

In January 2005, we entered into a strategic partnership agreement with Q-Cells AG, or Q-Cells. Q-Cells is the world’s largest independent manufacturer of solar cells, whose crystalline silicon solar cells are among the highest efficiency polycrystalline solar cells commercially available. The agreement provided for the organization and capitalization of EverQ GmbH, or EverQ, which is a limited liability company incorporated under the laws of Germany and our consolidated subsidiary. In November 2005, Renewable Energy Corporation ASA, or REC, based in Hovik, Norway and one of the world’s largest manufacturer of solar-grade silicon and multicrystalline wafers, joined the EverQ partnership. The purpose of EverQ is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbon technology using fabrication processes that combine our, Q-Cells’ and REC’s manufacturing technologies. We believe that EverQ will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European solar market.

The EverQ manufacturing facility is located in Thalheim, Germany and is expected to have an initial capacity of 30 megawatts (“MW”) per year. Dependent upon the success of the initial operations of this facility the partners intend over the long-term, if economically viable, to expand the capacity of this facility up to approximately 120 MW. The table below summarizes the funding sources of EverQ (USD at December 31, 2005 exchange rates):

			Evergreen’s
(In millions)	Total	USD	Contribution	USD

Public grants expected to be received	€28.0	$33.1	€—	$—
Equity	30.0	35.5	22.5	26.6
Shareholder loan	8.0	9.5	8.0	9.5
Bank loan	8.0	9.5	—	—

Total	€74.0	$87.6	€30.5	$36.1

Our portion of the equity financing noted in the table above was the amount paid prior to REC joining EverQ. Although EverQ has not received any grants to date, on April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval for a portion of the total grants, it will receive German government grants which, together with tax incentives expected to be received from German government authorities, would amount to approximately 28 million Euro. As of December 31, 2005, approximately 14 million Euro had been accrued and billed by EverQ in relation to these grants not relating to the portion subject to EU approval. Through October 2005, Q-Cells and we have each made our required equity contributions which totaled 30 million Euro. In late 2005, we entered into a shareholder loan agreement with EverQ pursuant to which we agreed to loan up to EverQ 8 million Euro, of which approximately 4 million Euro was outstanding as of December 31, 2005 and the remainder was drawn during January 2006. During November 2005, EverQ entered into a credit agreement with Deutsche Bank which included a loan of 8 million Euro to provide for interim financing, of which approximately 4 million Euro was outstanding as of December 31, 2005.

REC acquired a 15% ownership position in EverQ from us and Q-Cells for cash of 4.7 million Euro determined on a cost-of-capital basis. Following REC’s initial investment, we owned 64% of EverQ, Q-Cells 21% and REC 15%. Additionally, REC has agreed to the long-term supply of solar-grade silicon to EverQ at market based pricing. Separately, REC agreed to also supply us with a long-term supply of solar-grade silicon at market-based pricing. Under the seven-year term of the agreements, REC has agreed to supply us with 60 metric tons and EverQ with 190 metric tons of solar-grade silicon annually. Additionally, REC has agreed to license to EverQ and us certain of its proprietary manufacturing technology. The agreements contemplate that when REC establishes planned additional facilities for the production of silicon, it will offer to EverQ a second long-term supply agreement that would substantially increase REC’s supply of silicon to EverQ. Should REC offer this second supply agreement, REC will be entitled to increase its ownership stake in EverQ to as much as one-third. The amended master agreement also contemplates that Q-Cells will also be able to increase its ownership stake to one-third of EverQ, or a larger amount should REC decide not to increase their interest in EverQ to one-third.

FINANCING TRANSACTIONS

In February 2005, we completed a common stock offering with gross proceeds of $66.7 million. We received proceeds of $62.3 million, net of offering costs of approximately $4.4 million, which are available to fund the continuing development of our Marlboro, Massachusetts manufacturing facility and a portion of the remaining expenditures necessary for the initial build-out and initial operation of EverQ. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. In this common stock offering, we issued 13,346,000 shares of our common stock. The shares of common stock were sold at a per share price of $5.00 (before deducting underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of our common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

On June 29, 2005, we issued Convertible Subordinated Notes (“Notes”) in the aggregate principal amount of $90.0 million, and we received proceeds of $86.9 million, net of offering costs. Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. However, the Notes are convertible at any time prior to maturity, redemption or repurchase, into shares of our common at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share), subject to adjustment. On or after July 1, 2010, we may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

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

The Notes are subordinate in right of payment to all of our future senior debt.

We incurred financing costs of approximately $3.1 million which are being amortized ratably over the term of the notes, which is seven years. Through December 31, 2005, we recorded approximately $2.0 million in interest expense associated with the Notes.

We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our planned capital programs, fund our expected commitments with EverQ for its initial 30 megawatts of capacity and to fund our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures and/or to acquire complementary businesses, secure raw materials or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

RECENT DEVELOPMENTS

On February 13, 2006, the Company announced that Donald M. Muir had been appointed, effective immediately, to the position of Vice President and Chief Financial Officer. Effective with the appointment of Mr. Muir, Richard G. Chleboski, who had been serving as the Company’s Chief Financial Officer, was appointed to the newly created position of Vice President of Worldwide Expansion.

On February 8, 2006, CRT Capital Group exercised its warrant to purchase 2,400,000 shares of the Company’s common stock resulting in proceeds to the Company of $8.1 million.

On February 21, 2006, the Company announced that it has entered into a four-year supply contract with S.A.G. Solarstrom AG (S.A.G.), based in Freiburg, Germany. The agreement calls for us to ship approximately $100 million of photovoltaic modules to S.A.G. over the next four years.

On February 28, 2006, the Company announced that it has entered into a multi-year supply contract with Global Resource Options, Inc. (GRO), a Vermont-based solar power distributor and system integrator. The agreement calls for us to ship approximately $88 million of photovoltaic modules to GRO over the next four years.

On March 15, 2006, the Company announced that it has entered into a multi-year supply contract with Donauer Solartechnik (Donauer), a German-based solar power distributor. The agreement calls for us to ship approximately $125 million of photovoltaic modules to Donauer over the next four years.

HISTORICAL MILESTONES

We were incorporated in August 1994 and, to date, we have achieved the following milestones along our product development and commercialization schedule:

October	1994	Evergreen Solar founded with four employees in a 2,500 square foot laboratory
October	1995	First String Ribbon wafers produced
April	1997	9,400 square foot pilot manufacturing facility operational
October	1997	First commercial sale of solar panels produced using String Ribbon technology
June	1999	Total sales of solar panels of 2,500 units and 100 kilowatts achieved
March	2000	Leased 56,250 square foot manufacturing and headquarters facility located in Marlboro, Massachusetts
August	2000	Renovation of our Marlboro manufacturing facility and headquarters begun
June	2001	First shipment of solar panels from our new Marlboro manufacturing facility
November	2001	New distribution relationships in the U.S. and Europe
December	2001	Shipment of our 10,000th solar panel
June	2002	Achieved first quarterly $1.0 million in product sales
December	2002	Demonstration of double ribbon growth to boost productivity
December	2002	Solar system installed on White House
December	2003	Richard M. Feldt appointed as new Chief Executive Officer
January	2004	Shipment of our 50,000th solar panel
January	2004	Demonstrated quad-ribbon growth process
June	2004	Close of $18.8 million private equity financing, net of $1.2 million in financing costs
November	2004	Shipment of our 100,000th solar panel
December	2004	Demonstrated 150 micron thick wafer growth capability
December	2004	Achieved positive gross margins for the first time in Company history
January	2005	Formed EverQ, a 30-megawatt solar wafer, cell and module manufacturing plant partnership with Q-Cells AG
February	2005	Completed a $62.3 million common stock public financing
June	2005	Completed a $90.0 million convertible subordinated note financing
September	2005	Shipment of our 200,000th solar panel
November	2005	Signed $70 million sales agreement with PowerLight Corporation
November	2005	Announced addition of REC, a leading silicon supplier, to EverQ
February	2006	Signed $100 million sales agreement with S.A.G. Solarstrom AG
February	2006	Signed $88 million sales agreement with Global Resource Options, Inc.
March	2006	Signed $125 million sales agreement with Donauer Solartechnik

INDUSTRY BACKGROUND

At approximately $1 trillion per year global revenues, the electric power industry is one of the world’s largest industries. Furthermore, electricity accounts for a growing share of overall energy use. We believe that deregulation, economic, environmental and national security pressures, and technological innovations are creating significant opportunities for new entrants and technologies within the electric power industry, just as these changes have created similar opportunities in other regulated industries such as telecommunications, banking and transportation.

Electric power is an increasingly vital component of the global economy, accounting for a greater share of overall energy use as reliance on electricity-dependent technology grows. According to the U.S. Department of Energy’s International Energy Outlook 2005 worldwide demand for electricity is expected to nearly double over the next two decades, from 14.3 trillion kilowatt hours, or kWh, in 2002 to 26.0 trillion kWh in 2025.

Demand is expected to grow at 4% per year over this time period in the emerging economies, including China, which currently accounts for only one-third of electricity consumption and where reliable electricity is critical to economic growth. Electricity consumption is expected to grow annually at 1.5% to 2.0% in North America, Europe and industrialized Asia.

Sources of fuel for electricity generation include coal, natural gas, oil, nuclear power and renewable sources, such as solar, hydroelectric and wind power. Coal fuels 39% of worldwide electricity generation, natural gas 18%, nuclear 18%, oil 8%, and renewable sources, chiefly hydroelectric, 18% of global electricity generation. Solar and other non-hydroelectric sources account for approximately 2% of global electricity generation. Electric power producers face several challenges in meeting anticipated growth in electricity demand:

•	Environmental regulations. Environmental regulations addressing global climate change and air quality seek to limit emissions by existing fossil fuel-fired generation plants and new generating facilities. Countries that are parties to international treaties such as the Kyoto Protocol have voluntarily submitted to reducing emissions of greenhouse gases. National and regional air pollution regulations also restrict the release of carbon dioxide and other gases by power generation facilities.

•	Infrastructure reliability. Investment in electricity transmission and distribution infrastructure has not kept pace with increased demand, resulting in major service disruptions in the United States, such as the Northeast blackout in August 2003. Increasing the aging infrastructure to meet capacity constraints will be capital intensive, time consuming and may be restricted by environmental concerns.

•	Fossil fuel supply constraints and cost pressures. The supply of fossil fuels is finite. While an adequate supply of coal, natural gas and oil exists for the foreseeable future, depletion of the fossil fuels over this century may impact prices and infrastructure requirements. For example, the U.S. domestic supply of liquefied natural gas, or LNG, is not expected to meet consumption requirements by 2025, requiring significant investment in LNG shipping terminal infrastructure to support imported fuel. Political instability, labor unrest, war and the threat of terrorism in oil producing regions has disrupted oil production, increased the volatility of fuel prices and raised concerns over foreign dependency in consumer nations.

As a result of these and other challenges, we believe that future demand for electricity will not be met through traditional fossil fuel-based generation technologies alone.

Distributed Generation and Renewable Energy

We believe that distributed generation and renewable energy are two of the most promising areas for growth in the global electric power industry, and solar power is both distributed and renewable. Distributed generation is defined as point-of-use electricity generation that either supplements or bypasses the electric utility grid and employs technologies such as solar power, microturbines and fuel cells. We believe capacity constraints, increased demand for power reliability and quality and the challenges of building new centralized generation and transmission facilities will drive the demand for distributed generation. Renewable energy is defined as energy supplies that derive from nondepleting sources such as solar, wind and certain types of biomass. We believe that economic and security pressures to reduce dependence on imported and increasingly expensive oil and natural gas and growing environmental pressures will drive demand for renewable energy. Renewable energy, including solar and wind power, is the fastest growing segment of the energy industry worldwide.

We further believe that environmentally benign, locally sourced renewable energy will become increasingly more important for economic development, environmental policy and national security. Increasing attention to global warming, global energy policy and regional stability and development will support the deployment of distributed generation, particularly renewable energy.

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

•	On-grid. On-grid applications provide supplemental electricity to customers that are served by an electric utility grid, but choose to generate a portion of their electricity needs on-site. On-grid applications have been the fastest growing part of the solar power market. This growth is primarily driven by the worldwide trend toward deregulation and privatization of the electric power industry, as well as by government initiatives, including incentive programs to subsidize and promote solar power systems in several countries, including Japan, Germany and the United States. On-grid applications include residential and commercial rooftops, as well as ground-mounted mini-power plants.

•	Off-grid. Off-grid applications serve markets where access to conventional electric power is not economical or physically feasible. Solar power products can provide a cost-competitive, reliable alternative for such power applications as highway call boxes, microwave stations, portable highway road signs, remote street or billboard lights, vacation homes, rural homes in developed and developing countries, water pumps and battery chargers for recreational vehicles and other consumer applications.

Solar power has emerged as one of the primary distributed generation technologies seeking to capitalize on the opportunities resulting from trends affecting the electric power industry. Relative to other distributed generation technologies, solar power benefits include:

•	Modularity and scalability. From tiny solar cells powering a hand-held calculator to an array of roof modules powering an entire home to acres of modules on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world. Solar is among the best technologies for power generation in urban areas, environmentally sensitive areas and geographically remote areas in both developing and developed countries.

•	Reliability. With no moving parts and no fuel supply required, solar power systems reliably power some of the world’s most demanding applications, from space satellites to maritime applications to remote microwave stations. Solar modules typically carry warranties as long as 25 years.

•	Dual use. Solar modules are expected to increasingly serve as both a power generator and the skin of the building. Like architectural glass, solar modules can be installed on the roofs or facades of residential and commercial buildings.

•	Environmentally cleaner. Solar power systems consume no fuel and produce no air, water or noise emissions.

Germany, Japan and the United States presently comprise the majority of world market sales for solar power systems. Government policies in these countries, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. Internationally, Spain, Portugal and Italy have recently developed new solar support programs. In the United States, the 2005 energy bill enacted a 30% investment tax credit for solar, and in January 2006 California approved the largest solar program in the country’s history, the $3 billion, 11-year California Solar Initiative.

As a result of solar power’s benefits and government support, the solar power market has seen sustained and rapid growth. Unit shipments have increased over 20% per year on average for the past 20 years, with never a negative growth year, and over 40% for the past five years.

Solar Power Challenges

Although solar power can provide a cost-effective alternative for off-grid applications, we believe the principal challenge to widespread adoption of solar power for on-grid applications is reducing manufacturing costs without impairing product reliability. We believe the following advancements in solar power technology are necessary to meet this challenge:

•	Efficient material use. Reduce raw materials waste, particularly the waste associated with sawing silicon by conventional crystalline silicon technology. Efficient use of silicon is imperative for the growth of the industry due to the limited supply and increasing cost of silicon raw material expected for the near future.

•	Simplified and continuous processing. Reduce reliance on expensive, multi-step manufacturing processes.

•	Reduced manufacturing capital costs. Decrease the costs and risks associated with new plant investments as a result of lower capital costs per unit of production.

•	Improved product design and performance. Increase product conversion efficiency, longevity and ease of use. Conversion efficiency refers to the fraction of the sun’s energy converted to electricity.

We further believe the two principal solar power technologies, crystalline silicon and thin films, have not adequately addressed this challenge:

•	Crystalline Silicon. Crystalline silicon technology was the earliest practiced solar wafer fabrication technology and continues to be the dominant technology for the market, accounting for approximately 94% of solar market sales in 2004, according to Solarbuzz a leading solar industry trade journal. Conventional crystalline silicon technology involves sawing thin wafers from solid crystalline silicon blocks. Crystalline silicon products are known for their reliability, performance and longevity. However, factors such as high materials waste from sawing, numerous processing procedures and high capital costs have limited the speed at which conventional crystalline silicon manufacturers can reduce manufacturing costs.

•	Thin Films. While most major solar power manufacturers currently rely on crystalline silicon technology for their solar cell production, they, and other new entrants, are also developing alternative thin film technologies to achieve lower manufacturing costs. Thin film technology involves depositing several thin layers of silicon or more complex materials on a substrate to make a solar cell. Although thin film techniques generally use material more efficiently than conventional crystalline silicon, we believe higher capital costs, lower manufacturing yields, lower conversion efficiency and reduced product performance and reliability have resulted in and will continue to result in limited commercial acceptance. According to Solarbuzz, the market share of thin films has declined from 12% in 1999 to approximately 6% in 2004. There will continue to be significant efforts to develop alternate solar technologies, such as amorphous silicon, CIS (copper indium diselenide), CIGS (copper indium gallium diselenide), CdTe (cadmium telluride), CSG (crystalline silicon on glass) and polymer and nano technologies. While these technologies have generally been slow to come to market, all of these efforts are important to broadening the base of products for solar to fit a greater number of market needs and niches.

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

String Ribbon’s key advantage is forming a silicon wafer directly to the needed thickness, rather than slicing wafers from a solid block, thus reducing material use and processing steps. In the String Ribbon technique, strings are pulled vertically through a shallow pool of molten silicon, and the silicon solidifies between the strings to form a continuous ribbon of crystalline silicon. The ribbon is then cut and prepared for cell fabrication. The use of strings to aid in the simplified growth of a silicon ribbon is what distinguishes our proprietary String Ribbon technology from other advanced crystalline silicon wafer technologies that do not involve sawing.

We believe our String Ribbon technology for the growth of solar wafers has the following significant advantages:

•	Efficient materials use. Unlike conventional bulk crystalline silicon wafer technology, in which solid blocks of silicon are sawed into thin wafers at significant expense and silicon waste, our technology grows a continuous, flat ribbon to the desired thickness. Since our technology does not involve sawing solid blocks, for comparable thickness wafers we currently use approximately two-thirds as much silicon as conventional crystalline silicon techniques and we believe we can further reduce this amount to approximately one-third in the future through production of thinner wafers. It is worth noting that even if standard wafering techniques are improved to allow for sawing thinner wafers, the sawing losses become proportionately larger as a percentage, limiting the ability of these methods from approaching the silicon usage efficiency of the String Ribbon technology. Not only is this an advantage in material costs, it allows us to produce more power from the same amount of silicon feedstock than other manufacturers using crystalline silicon. As long as the supply of silicon remains limited and expensive, higher yield from raw silicon is critical to the growth of the industry.

•	Continuous processing. Our technology permits the continuous growth of crystalline silicon ribbon, which can lead to high automation, efficient equipment use and improved productivity.

•	Energy and environmental benefits. String Ribbon uses less energy and substantially reduces the use of hazardous materials, particularly acids and cutting oils, relative to bulk crystalline technology.

Our Business Strategy

Our business strategy is to develop, manufacture and market solar power products that use our technologies in commercial applications around the world. We presently are focused on the following steps to implement our business strategy:

•	Maintain our technology leadership through continuous innovation. We believe that our String Ribbon technology provides critical competitive advantages. While our license to the underlying patents directed to the String Ribbon technology has expired, we own other patents directed to various aspects of the String Ribbon technology as well as significant trade secrets, and we will continue to invest in research and development to extend our technology leadership while vigorously protecting our intellectual property. Our Marlboro, Massachusetts facility has approximately 6,000 square feet dedicated to research and development and contains equipment to support the development, fabrication and evaluation of new solar power products and technologies. We have demonstrated our ability to produce 150-200 micron ribbons, which consume one-third to one-half less silicon than our current thickness ribbons of approximately 300 microns and which began to enter commercial production in early 2006. We are developing a fourth generation technology termed quad ribbon, which allows us to grow four silicon ribbons simultaneously from a single furnace and may potentially double the output of each furnace. We have also made recent advances and expect to continue to improve the conversion efficiency of our solar cells. Together these developments could dramatically reduce product and capital costs and increase efficiency of raw material usage. We intend to continually invest in improving our proprietary technologies and their commercial applications with the goal of reducing manufacturing costs without impairing product performance or reliability.

•	Lower our manufacturing costs and increase our capacity. We have focused on manufacturing process improvements to increase output capacity and lower cost. In 2004, we transitioned all single ribbon furnaces to double ribbon technology. In 2006, we intend to introduce thin ribbon to commercial production and advance the development of quad ribbon furnaces and higher conversion efficiency. We believe that these capabilities when integrated into the full production line will further lower manufacturing costs and enable the String Ribbon technology to have among the most efficient silicon utilization rates for production of crystalline photovoltaic products. Having validated the cost and product performance of our technology, we are rapidly scaling String Ribbon technology through a manufacturing expansion in Germany that will approximately triple String Ribbon capacity in 2006.

•	Accelerate our cost reduction and capacity expansion through strategic partnerships. We intend to quicken the expansion pace, secure critical supply chain and leverage our technology and manufacturing capabilities through strategic partnerships with other participants in the solar power industry. Beyond the core String Ribbon technology, we have generated significant experience and know-how in the handling of thin and fragile wafers and cells. This expertise is important in solar manufacturing and is therefore potentially attractive to strategic partners as other manufacturers attempt to move to thinner wafers. On January 14, 2005 we announced the creation of a strategic partnership with Q-Cells of Germany, the world’s largest independent manufacturer of solar cells. This strategic partnership, called EverQ, is currently building a 30 megawatt integrated wafer-cell-module manufacturing plant in Germany. On November 28, 2005 we announced the addition of Renewable Energy Corporation (REC) of Norway, one of the world’s largest manufacturer of solar-grade silicon and multicrystalline wafers, to EverQ. Q-Cells and REC add size, operations expertise, local European presence, secure silicon supply, global market reach and financial depth to the String Ribbon expansion.

•	Expand our market reach through strategic partnerships. We intend to increase our addressable markets, boost sales and solidify our brand through strategic partnerships with best practice distribution partners worldwide. Like most manufacturers in the solar power business, we sell our modules through distributors and system integrators, which integrate our modules with other structural and electrical components and sell complete systems to end-users. To date, we have worked with a small number of these value-added resellers on a year-by-year purchase order basis. On November 4, 2005, we announced a four-year, $70 million sales agreement with PowerLight Corporation, a leader in developing innovative solar electric technologies and large-scale, grid-connected projects for customers worldwide. On February 21, 2006, the Company announced that it has had entered into a four-year supply contract with S.A.G. Solarstrom AG (S.A.G.), based in Freiburg, Germany to ship approximately $100 million of photovoltaic modules to S.A.G. over the next four years. On February 21, 2006, the we announced that we had entered into a multi-year supply contract with Global Resource Options, Inc. (GRO), a Vermont-based solar power distributor and system integrator to ship approximately $88 million of photovoltaic modules to GRO over the next four years. On March 15, 2006, the Company announced that it has entered into a multi-year supply contract with Donauer Solartechnik (Donauer), a German-based solar power distributor. The agreement calls for us to ship approximately $125 million of photovoltaic modules to Donauer over the next four years. We expect to develop additional market partnerships to support aggressive sales growth.

•	Diversify and differentiate our product lines. In addition to core wafer and cell technology, our technology related to module manufacturing processes and components allows us to differentiate future products to meet market demands. We have patented methods for producing modules which do not require aluminum frames as is common practice. Such modules would be thinner and lighter than current standard module designs, thereby lending themselves to uses in ways not common today.

OUR PRODUCTS

Solar power products in general are built-up through four stages of production:

•	Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon that can be processed into a solar cell. Our rectangular wafers currently measure 80 millimeters by 150 millimeters and are approximately 300 microns thick, with 150-200 micron thick wafers expected to be introduced in 2006.

•	Cells. A solar cell is a device made from a wafer that converts sunlight into electricity by means of a process known as the photovoltaic effect. Our solar cells produce approximately 1.5 watts of power each.

•	Modules. A solar module is an assembly of solar cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. A typical solar module can produce from 20 to 300 watts of power and range in size from 2 to 25 square feet. A single 100-watt solar module can power a standard 100-watt light bulb, or approximately 3% of the power requirements of a typical home in the United States. Our current solar modules range up to 120 watts in power, and a 180 watt module is scheduled for 2006 release.

•	Systems. A solar system is an assembly of one or more solar modules that have been physically mounted and electrically interconnected, often with batteries or power electronics, to produce electricity. Typical residential on-grid systems produce 2,000 to 6,000 watts of power.

Solar modules are our primary product, although we may in the future also sell wafers, cells, or systems. We believe our modules are competitive with other products in the marketplace and are certified to international standards of safety, reliability and quality. If our development programs are successful, we expect to continue to increase the conversion efficiency and power of our solar modules as we expand our manufacturing capacity.

Sales, Marketing and Distribution

We bring our solar power products to market using distributors, system integrators and other value-added resellers. Our distributors often add value through system design by incorporating our modules, associated with electronics, structures and wiring systems. Most of our resellers have a geographic or applications focus. Our channel partners include companies that are exclusively solar resellers as well as others for whom solar power is an extension of their core business, such as engineering design firms or other energy product marketers.

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

We currently work with a relatively small number of resellers who have particular expertise in a selected geographic or applications market segment. Sales to our 10 largest customers have accounted for approximately 76% of our total product revenues since inception. No single customer has accounted for more than 32% of product revenues since inception. As we continue to expand manufacturing capacity and sales volumes, we anticipate developing relationships with additional customers and decreasing our dependence on any single customer. During fiscal year 2005 approximately 29% of our product sales were made to customers in the United States, and all of our research revenue was generated within the United States. Product revenue from our largest distributor, in Germany, Krannich Solartechnik, accounted for approximately 46% and 21% for the years ended December 31, 2004 and 2005, respectively, and another German distributor, Donauer Solartechnik, accounted for approximately 19% of product revenue for the years ended December 31, 2004 and 2005. Additional information regarding the geographic distribution of our sources of revenue and our long-lived assets may be found in the footnotes to the Financial Statements included with this Annual Report on Form 10-K. Additional information regarding risks attendant to our foreign operations can be found under heading “Certain Factors Which May Affect Future Results” included in Part I, Item 7 of this Annual Report on Form 10-K.

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

MANUFACTURING

Our principal manufacturing objective is to provide for large-scale manufacturing of our solar power products at low costs that will enable us to penetrate price-sensitive solar power markets. Our 76,000 square foot facility, at two adjacent sites in Marlboro, Massachusetts, includes approximately 35,000 square feet of manufacturing space. In addition to the existing 76,000 square feet, an additional 40,000 square feet of adjacent space in a third building will be occupied in early 2006 for research and development and engineering development. The Marlboro facilities include a complete line of equipment to manufacture String Ribbon wafers, fabricate and test solar cells, and laminate and test modules with a total capacity of approximately 15 megawatts per year if operated at full capacity. Going forward, however, we expect to continue to manufacture and to test, pilot, validate and benchmark new manufacturing and product platforms at our Marlboro facilities therefore, we expect actual production from Marlboro in the range of 12-14 megawatts.

In addition to our current investment in our Marlboro, Massachusetts facility, we are currently completing a greenfield factory with capacity of 30 megawatts in Thalheim, Germany as part of EverQ. This factory is expected to begin production in the first half of 2006 and be at full capacity by the end of 2006. As with the Marlboro facility, the Thalheim facility will be an integrated wafer, cell and module factory.

Because the market opportunity for solar power encompasses numerous applications in both developed and developing nations worldwide, we expect a significant portion of our future sales will be made outside the United States. Over 71% of our sales since inception have been outside of the United States. Over time, we expect that our manufacturing will become increasingly global, as well. We believe there are several advantages to manufacturing close to local markets, including reduced shipping costs, reduced currency exposure, enhanced brand recognition, avoidance of import tariffs and access to local private or public sector financing. By the end of 2006, we anticipate that approximately two-thirds of our manufacturing capacity will be in Europe and one-third in the United States, roughly in proportion to our sales mix.

RESEARCH AND DEVELOPMENT

We believe that continuously improving our technology is an important part of our overall strategy. Therefore we have maintained and intend to maintain a strong research and development effort. To this end, our Marlboro, Massachusetts facility currently has approximately 6,000 square feet dedicated to research and development and contains equipment to support the development, fabrication and evaluation of new solar power products and technologies. Additionally, 40,000 square feet of adjacent space in a third building will be occupied in early 2006 dedicated for research and development.

We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. The percentage of our total revenues derived from government-related contracts was approximately 6% and 1% for the years ended December 31, 2004 and 2005, respectively. During 2004, we had one multi-year research contract with the National Renewable Energy Laboratory which expired on March 31, 2005. We have been awarded another multi-year research contract with the National Renewable Energy Laboratory which commenced in July 2005.

This and other research contracts we have obtained generally provide for development of advanced materials and methods for wafer, cell and module manufacturing, product development and market development. To date, we retain most rights to any intellectual property and technological developments resulting from the government funding, with the exception of government “march-in” rights to practice the technology on its own behalf and certain rights universities retain for work they perform under subcontract to us. These contracts usually require the submission by us of technical progress reports, most of which may become publicly available. These contracts are generally cost-shared between the funding agency and us with our share of the total contract cost historically ranging from approximately 30% to 70%. The contracts normally expire between six months and three years from their initiation. We recognized research revenues of $1.6 million in 2003, $1.3 million in 2004 and $0.4 million in 2005 from government-sponsored research contracts. We recorded research and development expenditures, including the cost of research revenue of $3.8 million in 2003, $4.9 million in 2004 and $11.5 million in 2005.

Intellectual Property

Patents

We believe that our commercial success will significantly depend on our ability to protect our intellectual property rights underlying our proprietary technologies. We seek United States and international patent protection for major components of our technology platform, including our crystalline silicon wafers, solar cells and solar modules. We own 18 United States patents, four Indian patents, and four granted European patent applications that have each been validated with enforceable rights in ten foreign jurisdictions in the solar power field. These patents begin to expire in 2016 and will all be expired by 2022. In addition, we have nine United States patent applications pending and 34 foreign patent applications pending. We devote substantial resources to building a strong patent position and we intend to continue to file additional United States and foreign patent applications to seek protection for technology we deem important to our commercial success. Our patents cover the following areas:

•	Crystalline Silicon Wafers. Dr. Emanuel Sachs, a tenured Professor of Mechanical Engineering at the Massachusetts Institute of Technology, developed our core String Ribbon technology. Dr. Sachs has been awarded three United States patents for the String Ribbon technology. An additional patent for a related technology, invented by two employees of the United States National Renewable Energy Laboratory, formerly the Solar Energy Research Institute, was assigned to Dr. Sachs in 1984. In September 1994, Dr. Sachs granted us an irrevocable, worldwide, royalty-bearing license to practice the String Ribbon technology and related patents under a license and consulting agreement. The patents underlying this agreement expired during 2003 and 2004 and the agreement is now terminated. Dr. Sachs currently consults with Evergreen Solar on new technological developments and expected to continue through early Spring 2006. We have been awarded five United States patents and have eight United States patent applications pending as well as two granted European patent applications that have each been validated with enforceable rights in ten foreign jurisdictions and 19 foreign patent applications pending on our own, internally developed inventions related to String Ribbon and wafer fabrication, including methods for automated, high-yield production techniques.

•	Solar Cell Fabrication. We have been awarded five United States patents, one Indian patent and one granted European patent application that has been validated with enforceable rights in ten foreign jurisdictions relating to our solar cell processing technology as well as two foreign patent applications pending. The United States patents relate to methods for forming wrap-around contacts on solar cells and methods for processing solar cells.

•	Solar Modules. We have been awarded eight United States patents, three Indian patents, and one granted European patent application that has been validated with enforceable rights in ten foreign jurisdictions, and we have one United States patent application and 13 foreign patent applications pending relating to advanced solar module designs. The United States patents relate to solar cell modules with an improved backskin, solar cell modules with an interface mounting system, an encapsulant material for solar cell modules, and a solar cell roof tile system.

Trademarks and Copyrights

We have three United States trademark registrations and eight foreign trademark registrations associated with our business, including registrations for the trademarks Evergreen Solar, the Evergreen Solar logo and

Cedar Line. Furthermore, we have a number of common law trademarks and service marks, including the trademark String Ribbon. We are working to increase, maintain and enforce our rights in our trademark portfolio, the protection of which is important to our reputation and branding. We also own copyrights relating to our products, services and business, including copyrights in the software we have developed, in our marketing materials and in our product manuals.

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

COMPETITION

The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to secure our supply chain, attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are over 20 companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Mitsubishi, Solar World AG, Sharp Corporation, and Sanyo Corporation. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs.

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

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Michael El-Hillow (53) has served as the Chairman of our Board of Directors since September 2005 and has served as a director since August of 2004. Mr. El-Hillow currently serves as Senior Vice President and Chief Financial Officer of MTM Technologies, a leading provider of sophisticated information technology solutions and services. Mr. El-Hillow served as Executive Vice President and Chief Financial Officer of Advanced Energy from November 2001 to December 2005. Prior to joining Advanced Energy, he was Senior Vice President and Chief Financial Officer at Helix Technology Corporation, a major supplier of high-vacuum products principally to the semiconductor capital equipment industry, from 1997 until 2001. Prior to Helix, he was Vice President, Finance, Treasurer and Chief Financial Officer at A.T. Cross Company and an audit partner at Ernst & Young. Mr. El-Hillow received an M.B.A. from Babson College in Babson Park, Massachusetts, received a B.S. in Accounting from the University of Massachusetts and he is a certified public accountant.

Allan H. Cohen (55) has served as a director since September 2005. Mr. Cohen has been a senior member of Arthur Andersen LLP’s (“Andersen”) restructuring team since May 2002 and is one of a small number of individuals responsible for the winding down of Andersen’s professional services activities. Mr. Cohen was a partner with Andersen from 1984 through August 2002, serving in a variety of management roles. From 1996 to 2002, he served as the Tax Practice Director for Andersen’s northeast region (consisting of New York, New Jersey and New England) practice. From 1997 to 2002, Mr. Cohen served on both U.S. and global leadership teams with additional responsibility for knowledge and technology needs for Andersen Worldwide’s tax and legal practices. Since July 2005, Mr. Cohen has served on the board of directors of Plexus Financial Technologies, LLP, an early stage financial services software company. He also serves on the board of trustees of the Rachel Molly Markoff Foundation, which funds research and provides support services related to childhood cancer and brain tumors, and is the President of Temple Shalom of Newton, an 850 member Reform Jewish Congregation in the suburban Boston area. Mr. Cohen received his MBA from Rutgers Graduate School of Management in 1973 and his BA in Economics, with honors, from Rutgers College in 1972. Mr. Cohen is a Certified Public Accountant.

Philip J. Deutch (41) has served as a director since May 2003. Mr. Deutch is a general partner with NGP Energy Technology Partners, a private equity firm investing in small and mid-sized companies that develop energy technologies and provide technology driven products and services to the energy industry. He was a Managing Director of Perseus, L.L.C., a Washington, D.C. and New York City-based private equity firm and led Perseus’ energy technology investing from 1997 to 2005. Prior to joining Perseus, Mr. Deutch worked at Williams & Connolly and in the Mergers and Acquisitions Department of Morgan Stanley & Co. Mr. Deutch is a member of the Board of Directors of the International Center for Research on Women. Mr. Deutch received a J.D. from Stanford Law School and a B.A. from Amherst College.

Richard M. Feldt (54) has served as our President and Chief Executive Officer and a director since December 2003. Previously he was employed by Perseid, a developer of optical phased array technology created by Raytheon, where he served as Chief Executive Officer in 2002. Prior to that, from 2000 to 2001, Mr. Feldt served as Chief Operating Officer of SupplierMarket.com, a B2B internet supply chain management company that was sold to Ariba. From 1995 to 2000, Mr. Feldt was Senior Vice President and General Manager of Worldwide Operations at Symbol Technologies, a data transaction systems company. In addition, Mr. Feldt has held senior positions at A.T. Cross Company, Eastman Kodak Company and Spectra-Physics, Inc. He received a B.S. in Industrial Engineering from Northeastern University.

Edward C. Grady (58) has served as a director since September 2005. Mr. Grady has been President and Chief Executive Officer of Brooks Automation, Inc. (“Brooks”) since October 2004 and a director of Brooks since September 2003. From February 2003 until October 2004, Mr. Grady was President and Chief Operating Officer of Brooks. From October 2001 until February 2003, Mr. Grady served as a consultant to Brooks. From September 2000 until January 2003, Mr. Grady was a principal in the firm of Propel Partners LLC, an investment firm headquartered in Palo Alto, California. From December 1994 through February 2003, Mr. Grady served in a variety of positions for KLA-Tencor Corp., including Executive Senior Business Advisor from September 2001 until February 2003, Executive Group Vice President of the Mercury Group from March 2001 until September 2001 and Executive Group Vice President of the Process Module Control Group from July 2000 until March 2001. Mr. Grady also currently serves on the board of directors of New Wave Research, Inc. Mr. Grady received his MBA from the University of Houston in 1980 and a B.S. in Engineering from Southern Illinois University in 1972.

Dr. Gerald L. Wilson (66) has served as a director since July 2005. Dr. Wilson is the Vannevar Bush Professor of Engineering at the Massachusetts Institute of Technology (MIT) and the former Dean of the School of Engineering at MIT. Dr. Wilson has served on MIT’s faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. Dr. Wilson also served as the Chairman of the Science Advisory Board of General Motors Corporation and as the Chairman of the Science Advisory Board of Pratt and Whitney, a division of United Technologies Corporation. He is a director of NSTAR and Analogic Corporation. Dr. Wilson received his B.S. and M.S. in Electrical Engineering and his Sc.D. in Mechanical Engineering from MIT.

Timothy Woodward (45) has served as a director since May 2003 and was Chairman of our Board of Directors from November 2004 until September 2005. Mr. Woodward is a Managing Director of Nth Power, L.L.C., a venture capital firm dedicated to the global energy sector. Mr. Woodward joined Nth Power in 1998 following eight years of managing venture capital investments at Liberty Environmental Partners, a venture capital firm focused on environmental, industrial and energy technologies. In 1991, Mr. Woodward assisted in the formation of Liberty Environmental Partners, where he co-managed the firm’s venture capital activities. Prior to forming Liberty Environmental Partners, Mr. Woodward was part of the founding senior management team of First Source, a company providing industrial solvent recycling services, and from 1982 to 1987 he worked in international marketing at Claude Laval Corporation, an industrial filtration equipment manufacturer. Mr. Woodward serves on the Board of Directors of AllConnect, Comverge, Wellspring International and H2Gen. Mr. Woodward received an M.B.A. from the University of California, Los Angeles and a B.S. in Resource Economics from the University of California, Berkeley.

Non-Director Executive Officers

Dr. Terry Bailey (51) has served as our Senior Vice President, Marketing and Sales since August 2004. Prior to this position, Dr. Bailey was a consultant for GE Power Systems from April 2004 to August 2004. From February 2003 to April 2004, Dr. Bailey served as Vice President of Marketing and Sales for AstroPower, Inc., a leading solar technology supplier which was acquired by General Electric in August 2004. Prior to that, Dr. Bailey served as the President and Chief Executive Officer of Salus Micro Technologies from February 1999 to November 2002. Dr. Bailey served as Executive Vice President, Chief Operating Officer of NEC Technologies, Inc., a wholly owned subsidiary of NEC. Dr. Bailey earlier served as Senior Vice President,

Marketing and Sales at NEC Technologies. Prior to NEC, Dr. Bailey was an executive at Apple Computer, where he served in various positions, including Senior Vice President and General Manager for Apple’s Imaging Division. Dr. Bailey received a Ph.D. in Analytical Chemistry from Florida State University, specializing in nuclear magnetic resonance research and computer system graphics integration, and he received a B.S. in Chemistry from the University of Alabama.

Richard G. Chleboski (40) has served as our Vice President of Worldwide Expansion since February 2006, our Treasurer since August 1994 and our Secretary since May 2000. Mr. Chleboski served as Chief Financial Officer from August 1994 until February 2006. From June 1995 until May 2003, Mr. Chleboski served as a director. From July 1987 until February 1994, Mr. Chleboski worked at Mobil Solar Energy Corporation, the solar power subsidiary of Mobil Corporation, where he was the Strategic Planner from March 1991 until February 1994 and a Process Engineer from 1987 until 1991. Mr. Chleboski received an M.B.A. from Boston College and a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

Donald M. Muir (49) has served as our Chief Financial Officer and Vice President since February 2006. Mr Muir served as Chief Financial Officer of American Power Conversion Corporation (“APCC”), a provider of global, end-to-end solutions for real-time infrastructure, from 1995 to 2005 and as APCC’s Senior Vice President, Finance & Administration from 2001 to 2005. Mr. Muir also served as APCC’s Treasurer from 2001 to February 2004, and as Vice President, Finance and Administration from 1998 to 2001. From 1993 to 1995, Mr. Muir was the Treasurer of Stratus Computer, Inc. where he was responsible for managing investor relations, treasury services, corporate taxation, and risk management. Prior to his appointment as Treasurer at Stratus Computer, Inc., Mr. Muir held the position of Director of Finance and Administration from 1991 to 1993 and Controller, Worldwide Sales and Service from 1988 to 1991. Mr. Muir received his MBA from Boston University and his BBA in Accounting from the University of Massachusetts at Amherst.

Gary T. Pollard (46) has served as our Vice President, Human Resources since June 2004. Prior to joining Evergreen, Mr. Pollard worked as an independent consultant for regional and international companies in high technology, healthcare, pharmaceuticals and food services developing hiring, recruitment and HR programs, and designing benefit plans. From 1996 to 2002, he served as Vice President of Human Resources for The Mentor Network, a Boston-based company with 6,000 employees and 150 locations in 22 states at the time he left the company. He was also Vice President of Human Resources for Advantage Health Corporation of Woburn, Massachusetts, and Director of Human Resources for Critical Care America, based in Westborough, Massachusetts. He has also held positions at Signal Capital Corporation, Martin Marietta Aerospace and General Electric Information Services. Mr. Pollard received a B.A. in Economics from Saint Michael’s College in Vermont. He is a member of the Society of Human Resource Management and the Northeast Human Resources Association.

Dr. Brown F. Williams (65) has served as Vice President, Research and Development since November 2004. Dr. Williams served as a director from 1999 and as Chairman of our Board of Directors from January 2004 until resigning from our Board of Directors in November 2004. From 1990 to 2003, Mr. Williams served as Chief Executive Officer and Chairman of the Board of Directors of Princeton Video Image, Inc., a company he founded in 1990. From 1988 to 1990, Mr. Williams was an independent consultant to venture capital firms. Dr. Williams has also held several research and managerial positions at RCA Laboratories from 1966 to 1998. He received a Ph.D., M.A. and A.B. and degrees in Physics from the University of California Riverside and was both a University of California Regents Fellow and a National Science Foundation Fellow.

EMPLOYEES

As of December 31, 2005, we had approximately 290 full-time employees, including approximately 40 engaged in research and development and approximately 210 engaged in manufacturing. Approximately 30 of our employees have advanced degrees, including eight with Ph.D.s. None of our employees are represented by any labor union nor are they organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good. Additionally as of December 31, 2005, EverQ had approximately 35 employees.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge though our internet website (http://www.evergreensolar.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS.

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

Risks Relating to Our Industry, Products, Financial Results and Operations

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

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Marlboro, Massachusetts manufacturing facility, and our business model and technology are unproven at significant scale. Moreover, EverQ, our strategic partnership with Q-Cells and REC, is only in the early stages of development and we have limited experience upon which to predict whether it will be successful. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

Since our inception, we have incurred significant net losses, including a net loss of $17.3 million for the year ended December 31, 2005. Principally as a result of ongoing operating losses, we had an accumulated deficit of $93.0 million as of December 31, 2005. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

•	expand our manufacturing operations, whether domestically or internationally, including the EverQ manufacturing facility in Germany;

•	develop our distribution network;

•	continue to research and develop our products and manufacturing technologies;

•	implement internal systems and infrastructure in conjunction with our growth; and

•	hire additional personnel.

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

In order to satisfy our existing capital requirements and to fund continuing capacity expansion, we raised $62.3 million, net of offering costs of approximately $4.4 million, from the public sale of our common stock in February 2005. Additionally, we issued Convertible Subordinated Debt with a principal amount of $90 million, providing us with approximately $86.9 million net of issuance costs of $3.1 million. We believe that our current cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenditures over the next 12 months. However, we may need to raise significant additional capital in order to expand EverQ’s manufacturing capacity beyond 30MW, to further enhance our operating infrastructure, to secure the supply of raw materials to further increase manufacturing capacity through the build-out of other manufacturing facilities and to advance our research and development programs that are key to refining our products and to lowering our manufacturing costs. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether or not we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.

In addition, if we raise additional funds through the issuance of equity or convertible or exchangeable securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.

Our ability to expand our manufacturing capacity and therefore to increase revenue and achieve profitability depends to a large extent upon the success of EverQ. EverQ is subject to numerous risks, many of which are outside of our control, and we cannot assure you that EverQ will achieve its objective or otherwise be successful. If EverQ is not successful, our business would be materially and adversely harmed and our stock price would decline.

In January 2005, we entered into a strategic partnership agreement with Q-Cells AG, or Q-Cells. Q-Cells is the world’s largest independent manufacturer of solar cells, whose crystalline solar cells are among the highest efficiency polycrystalline solar cells commercially available. The agreement provided for the organization and capitalization of EverQ GmbH, or EverQ, which is a limited liability company incorporated under the laws of Germany and our consolidated subsidiary. In November 2005, Renewable Energy Corporation ASA, or REC, based in Hovik, Norway and one of the world’s largest manufacturer of solar-grade silicon and multicrystalline wafers, joined the EverQ partnership. The purpose of EverQ is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbontm technology using fabrication processes that combine our, Q-Cells’ and REC’s manufacturing technologies. We believe that EverQ will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European solar market.

The EverQ manufacturing facility is located in Thalheim, Germany and is expected to have an initial capacity of 30 megawatts (“MW”). Dependent upon the success of the initial operations of this facility the partners intend over the long term, if economically viable, to expand the capacity of this facility up to approximately 120 MW. The table below summarizes the funding sources of EverQ through December 31, 2005 (USD at December 31, 2005 exchange rates):

			Evergreen’s
(In millions)	Total	USD	Contribution	USD

Public grants expected to be received	€28.0	$33.1	€—	$—
Equity	30.0	35.5	22.5	26.6
Shareholder loan	8.0	9.5	8.0	9.5
Bank loan	8.0	9.5	—	—

Total	€74.0	$87.6	€30.5	$36.1

Our portion of the equity financing noted in the table above was the amount paid prior to REC joining EverQ. Although EverQ has not received any grants to date, on April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval for a portion of the total grants, it will receive German government grants which, together with tax incentives expected to be received from German government authorities, would amount to approximately 28 million Euro. As of December 31, 2005, approximately 14 million Euro had been accrued and billed by EverQ in relation to these grants not relating to the portion subject to EU approval. Through October 2005, Q-Cells and we have each made our required equity contributions which totaled 30 million Euro. In late 2005, we entered into a shareholder loan agreement with EverQ pursuant to which we agreed to loan EverQ up to 8 million Euro, of which approximately 4 million Euro was outstanding as of December 31, 2005 and the remainder was drawn during January 2006. During November 2005, EverQ entered into a credit agreement with Deutsche Bank which included a loan of 8 million Euro to provide for interim financing, of which approximately 4 million Euro was outstanding as of December 31, 2005.

REC acquired a 15% ownership position in EverQ from us and Q-Cells for cash, for 4.7 million Euros determined on a cost-of-capital basis. Following REC’s initial investment, we owned 64% of EverQ, Q-Cells 21% and REC 15%. Additionally, REC has agreed to the long-term supply of solar-grade silicon to EverQ at market-based pricing. Separately, REC agreed to also supply us with a long-term supply of solar-grade silicon at market-based pricing. Under the seven-year term of the agreements, REC has agreed to supply us with 60 metric tons and EverQ with 190 metric tons of solar-grade silicon annually. Additionally, REC has agreed to license to EverQ and us certain of its proprietary manufacturing technology. The agreements contemplate that when REC establishes planned additional facilities for the production of silicon, it will offer to EverQ a second long-term supply agreement that would substantially increase REC’s supply of silicon to EverQ. Should REC offer this second supply agreement, REC will be entitled to increase its ownership stake in EverQ to as much as one-third. The amended master agreement also contemplates that Q-Cells will also be able to increase its ownership stake to one-third of EverQ or a larger amount should REC decide not to increase their interest in EverQ to one-third.

We have the ability to terminate EverQ if we, Q-Cells or REC are unable to finance EverQ. As a result, EverQ remains subject to the risk that the parties may be unable to finance, both directly and through government or third party sources, the costs of building the facility, which could cause EverQ to be terminated before the facility is built and result in a significant delay in our ability to expand our manufacturing capacity and our ability to significantly grow revenues and achieve profitability. In addition, EverQ subjects us to the risks inherent in complex strategic partnership transactions with third parties located in international markets, including the following:

•	EverQ will be highly dependent on Q-Cells’s expertise in the rapid development of solar product manufacturing facilities in Germany; therefore, if for any reason, Q-Cells does not devote the personnel necessary to assist us in the development of our facility, EverQ may experience delays and cost-overruns or may be unsuccessful in the establishment of the operation;

•	EverQ contemplates that each of the Company, Q-Cells and REC will contribute certain technologies to EverQ in order to establish novel manufacturing processes based on a combination of our respective technologies; as such, the success of EverQ depends on our ability to integrate our respective technologies and manufacturing processes in order to produce competitive solar products in the world marketplace; such integration is unproven and if we are unable to integrate our technologies and manufacturing processes, the prospects for EverQ would be limited;

•	government grants that have been approved may be subject to forfeiture or repayment in whole or in part if EverQ fails to continue to meet the conditions for such grants or if such grants for any reason become unavailable from German or European Union sources;

•	the establishment of the facility may result in cost overruns, delays, equipment problems and construction, start-up and other operating difficulties, any of which could adversely affect the ability of EverQ to achieve or grow revenue on the timeframe we expect;

•	although initially minority shareholders in EverQ, Q-Cells and REC will have the ability to influence the strategic direction of EverQ and other material decisions of EverQ; as a result, we may be unable to take certain actions that we believe would be in our best interests, which, given the expected materiality of EverQ to our combined operations, could significantly harm our business; further, we may be liable to third parties for the material decisions and actions of Q-Cells and REC in EverQ, which actions may harm EverQ and our business;

•	the establishment of EverQ will require significant management attention and will place significant strain on our ability to manage effectively both our operations in Marlboro and the operations of EverQ in Germany;

•	EverQ may subject us to multiple, conflicting and changing laws, regulations and tax schemes;

•	EverQ may be unable to obtain, maintain or enforce adequate intellectual property rights and protection due to limited or unfavorable intellectual property protection and may be subject to claims or suits alleging infringement of third party intellectual property rights;

•	under certain circumstances, if we exit EverQ, EverQ will continue to have certain rights to our proprietary technologies that we are licensing to it and thereby compete with us;

•	two years after the termination of the master joint venture agreement, Q-Cells and REC may engage in ribbon technology-related activities in competition with us;

•	limitations on dividends or restrictions against repatriation of earnings may limit our ability to capitalize on earnings from EverQ;

•	the operation of the manufacturing facility may experience seasonal reductions in productivity common in certain foreign countries, such as the summer months in Europe;

•	EverQ may be subject to increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	EverQ may be unable to successfully hire and retain the additional personnel necessary to operate the facility, which is expected to require approximately 400 employees for the initial capacity expansion;

•	we will be exposed to fluctuations in currency exchange rates; and

•	we may experience difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

As a result, there can be no assurance that EverQ will be successful in establishing the facility or, once established, that EverQ will attain the manufacturing capacity or the financial results that we currently expect.

In addition, our strategic partnership with Q-Cells and REC subjects us to a risk that in the future we may be unable to consolidate EverQ’s financial results into our financial statements. We consolidate the financial statements of EverQ in accordance with the provisions of FASB FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” In the event that Q-Cells and REC increase their ownership interest or for any reason our ownership interest in EverQ decreases, we may be unable under generally accepted accounting principles to continue to consolidate. As a result, we are subject to the risk that period-to-period comparisons of our financial statements in the future may be difficult to make.

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

We have single and sole source suppliers for a number of specialized materials, including silicon and string, necessary to manufacture our solar power products, which makes us susceptible to quality issues, shortages and price changes for these materials. In particular, we currently use a granular form of silicon which has a format that is best suited for our String Ribbon manufacturing process. Currently, only MEMC Electronic Materials, Inc (MEMC) produces granular silicon available on a commercial scale, and we have historically obtained our silicon from this supplier. MEMC is also a supplier of silicon to the semiconductor industry, which has significantly greater buying power and market influence than we have or anyone else has in the solar power industry. Demand for and pricing of silicon has increased significantly over the past

18 months. Further increases in the demand for silicon may cause us to encounter shortages or delays in obtaining the specialized silicon to be used in the manufacture of our solar power products, which could result in customer dissatisfaction and decreased revenues. Additionally, further increases in the price of available silicon could negatively impact our results of operations in any given period.

In June 2005, we signed two short-term supply contracts with MEMC that we expected would provide our silicon supply through the first quarter of 2006. The first contract was for 10 metric tons (MT) of silicon and the second was for 90 MT of silicon. The contracts required significant upfront payments for initial shipments of silicon and provided for a reduced rate for subsequent silicon shipments. The contracts further provided that if MEMC failed to fulfill its supply obligations, it would be required to reimburse us for the excess payments on the initial supply. MEMC confirmed to us its intentions to fulfill its supply obligations under the contracts by the end of January 2006 in October 2005 and again in December 2005. At December 31, 2005 MEMC had approximately 53 MT of silicon remaining to be shipped on the contracts. However, in early January MEMC advised us that it did not intend to fulfill its supply obligations under the contracts and instead intended to return the excess payments. Despite our best efforts we have been unable to find a resolution to this matter. Since January 1, MEMC has shipped only 1 MT of silicon. In light of MEMC’s refusal to meet its supply obligations under the contracts to date and the current state of our negotiations with MEMC to try and amicably resolve MEMC’s supply obligations, we do not currently expect to obtain the approximately 52 MT remaining on the supply contracts. As a replacement to the expected supply of silicon from MEMC, we are sourcing chunk silicon. In order for us to use this form of silicon, it must be crushed in an additional process. This process increases the complexity and cost of sourcing this silicon, and has the added risk that the resulting material will be of inadequate purity or format to meet our requirements. Reliance on chunk silicon requires us to modify our processes and begin using crushed silicon earlier than we had anticipated. While we have used crushed silicon in pilot scale with acceptable results, we have not fully tested the process at commercial scale. Failure by us to convert chunk silicon into a usable format in a timely manner and on a cost-effective basis could result in delays in the manufacture of our solar power products or could otherwise have an adverse impact on our results of operations.

In November 2005, we entered into a long-term silicon supply agreement with REC. Under the terms of this agreement, REC has committed to supply us with 60 MT of silicon and to supply EverQ with 190 MT of silicon annually. While REC is currently operating a pilot scale operation to produce granular silicon, REC currently only produces commercial quantities of chunk silicon. The termination of silicon shipments from MEMC has accelerated the timetable by which we will become reliant on REC for our silicon supply.

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

Although we have been selling our solar power products since 1997, we expect to derive a substantial portion of our revenues from sales of our new solar power products that are under development and not yet commercially available. If we fail to successfully develop our new solar power products or technologies, we will likely be unable to recover the losses we have incurred to develop these products and technologies and may be unable to increase our sales and market share and to become profitable. Many of our new product and manufacturing technologies are novel and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. Our new manufacturing technologies have been tested only in our pilot manufacturing facility and, in most cases, only limited pre-production prototypes of our new products have been field-tested.

Our solar power products may not gain market acceptance, which would prevent us from achieving increased sales and market share.

The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;

•	our failure to produce solar power products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance;

•	whether or not customers will accept our new module designs under development and the techniques we are developing to mount them; and

•	our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners.

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

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. During our fiscal year ending December 31, 2005, we sold our solar power products to approximately 35 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

Sales in Germany constituted approximately 65% of our total product sales for the period ended December 31, 2005. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, which could increase upon the establishment and operation of EverQ, will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

•	difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

•	inability to obtain, maintain or enforce intellectual property rights;

•	encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries;

•	fluctuations in currency exchange rates relative to the United States dollar;

•	difficulty in recruiting and retaining individuals skilled in international business operations;

•	increased costs associated with maintaining international marketing efforts;

•	difficulty of enforcing revenue collection internationally; and

•	inability to develop, manufacture, market and sell our products and services in German and other international markets due to, for example, third-party intellectual property rights.

We expect that a portion of our international sales will be denominated in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies would cause our products to become less competitive in international markets and could result in limited, if any, sales and profitability. For the foreseeable future, market conditions will require us to denominate a majority of our sales in local currencies, principally Euro, which will further expose us to foreign exchange gains or losses.

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

Since inception, our three largest resellers accounted for approximately 52% of our product sales and our 10 largest resellers accounted for approximately 76% of our product sales. Historically, all of our sales to these resellers are made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause on short notice and that generally do not require them to make minimum purchases. Consequently, our resellers are generally permitted to obtain products from other providers of solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these resellers. As of December 31, 2005, approximately 23% of our total accounts receivable were outstanding from a large U.S. distributor and approximately 15% was outstanding from a large European distributor. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:

•	reduction, delay or cancellation of orders from one or more of our significant resellers;

•	selection by one or more of our significant resellers of products competitive with ours;

•	loss of one or more of our significant resellers and our failure to recruit additional or replacement resellers; and

•	failure of any of our significant resellers to make timely payment of our invoices.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share, particularly as we introduce new technologies such as Thin Ribbon and larger modules.

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold solar modules since 1997, none of these modules has been operating more than seven years, and a majority of them have been operating less than two years. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We intend to continue to establish strategic relationships with third parties in the solar power industry, particularly in international markets. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide no assurance that we will be able to establish other strategic relationships in the future.

In addition, other strategic alliances that we establish, will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control, which would in turn cause our stock price to decline.

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

We had approximately 290 employees as of December 31, 2005, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products, develop our distribution network and operate our expanded manufacturing facility as well as the EverQ manufacturing facility under construction in Germany. EverQ had approximately 35 employees as of December 31, 2005. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

Extended business interruption at our manufacturing facilities could result in reduced sales.

We utilize highly flammable materials such as silane and methane in our manufacturing processes. We have significant experience in handling these materials and take precautions to handle and transport them in a safe manner. By utilizing these materials, we are subject to the risk of losses arising from explosions and fires. Our inability to fill customer orders during an extended business interruption could negatively impact existing customer relationships resulting in market share decreases.

Because our business relies upon a variety of computer systems to operate effectively, the failure or disruption of, or latent defects in these systems could have a material adverse effect on our business.

We are a highly automated company whose efficient and effective operation relies on a variety of information systems, including e-mail, enterprise resource planning and manufacturing execution systems. Disruption in the operation of these systems, or difficulties in maintaining or upgrading these systems, could have an adverse effect on our business. Difficulties that we have encountered, or may encounter, in connection with our implementation and use of our computer systems, including human error or our reliance on, or a failure or disruption of, or latent defects in, such systems, could adversely affect our order management and fulfillment, financial reporting and supply chain management processes, and any such difficulties could have a material adverse effect on our business

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, this could have a material adverse effect on our business.

Effective internal controls over financial controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls over financial reporting that need improvement. During 2005, we had a material error in our interim financial reports for the periods ending April 2, 2005 and July 2, 2005, which required a restatement of our balance sheets and statements of cash flows for those periods. Although we have implemented enhanced internal controls to properly prepare our financial statements, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our report on internal control over financial reporting, which was completed for the first time in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls over financial reporting to provide the basis for our report. The continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. Further, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Additionally, as we rapidly grow our business, including expansion related to EverQ, our internal controls over financial reporting will become more complex and will require significantly more resources to ensure that they remain effective. Failure to design required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If a material weakness is discovered the disclosure of that fact, even if quickly remediated, could have a material adverse effect on our business. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our product development, the expansion of our manufacturing operations and distribution network and our sales and marketing activities would be materially and adversely affected. In connection with the planned expansion of our manufacturing capacity, including the EverQ manufacturing facility under construction in Germany, we have undergone and anticipate undergoing further rapid growth in the scope of our operations and the number of our employees, which is likely to place a significant strain on our senior management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by this rapid growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

The reduction or elimination of government subsidies and economic incentives for on-grid applications could cause our revenues to decline.

We believe that the growth of the majority of our target markets, particularly the market for on-grid applications, depends on the availability and size of government subsidies and economic incentives. Accordingly, the reduction or elimination of government subsidies and economic incentives would likely reduce the size of these markets and/or result in increased price competition, which could cause our revenues to decline. Today, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid. As a result, federal, state and local governmental bodies in many countries, most notably the United States, Japan and Germany, have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government subsidies and economic incentives could be reduced or eliminated altogether.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

•	fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources,

•	such as increases or decreases in the prices of oil and other fossil fuels;

•	capital expenditures by customers that tend to decrease when the United States or global economy slows;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of government subsidies and incentives.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are a large number of companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Sharp Corporation, Mitsubishi, Solar World AG and Sanyo Corporation. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs. Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential resellers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

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

While our license to the underlying patents directed to the String Ribbon technology has expired, we own 5 United States patents, 8 pending United States patent applications, 2 granted European patent applications that have enforceable rights in 10 foreign jurisdictions and 19 pending foreign patent applications directed to various aspects of the String Ribbon technology; however, our historical operating experience with String Ribbon technology and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage now that the licensed patents have expired.

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

Our reliance on government contracts to partially fund our research and development programs could slow our ability to commercialize our solar power technologies and would increase our research and development expenses.

We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources.

These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could slow our ability to develop our solar power technologies. In addition, contracts involving government agencies may be terminated or modified at the convenience of the agency. Other risks include potential disclosure of our confidential information to third parties and the exercise of “march-in” rights by the government. Our government-sponsored research contracts are subject to audit and require that we provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of our sensitive confidential information. Moreover, the failure to provide these reports or to provide inaccurate or incomplete reports may provide the government with rights to any intellectual property arising from the related research. “March-in” rights refer to the right of the United States government or government agency to require us to grant a license to the technology to a responsible applicant or, if we refuse, the United States government or government agency may grant the license itself. The United States government or government agency can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give the United States industry preference. Funding from government contracts also may limit when and how we can deploy our technology developed under those contracts.

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

Our common stock is quoted on the Nasdaq National Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from $4.89 to $16.01 for the 52-week period ended March 3, 2006. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The Nasdaq National Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources. Our quarterly revenue and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:

•	the size and timing of customer orders for or shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our String-Ribbon technology;

•	our ability to establish and expand key customer and distributor relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to establish a manufacturing facility in Germany as contemplated by our joint venture with Q-Cells and REC at the costs and on the time frame that we expect;

•	the extent to which Q-Cells and REC increase their ownership in EverQ in the future and thereby reduces our share of profits and losses of EverQ in future periods;

•	the extent to which any change in the capital structure of EverQ in the future causes us to be unable to consolidate EverQ’s financial results;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	one time charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

•	the timing of adding the personnel necessary to execute our growth plan.

In addition, the stock market in general, and the Nasdaq National Market and the market for solar technology companies and us in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

We anticipate that our operating expenses will continue to increase significantly. If our product revenues in any quarter do not increase correspondingly, our net losses for that period will increase. Moreover, given that a significant portion of our operating expenses is largely fixed in nature and cannot be quickly reduced, if our product revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected. For these reasons, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and you should not rely on results of operations in any particular quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or public market analysts in any quarter, the market value of our common stock would likely decrease, and it could decrease rapidly and substantially.

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

Our certificate of incorporation authorizes us to issue up to 27,227,668 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of stockholders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the stockholders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the stockholders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.

We have in the past and we may in the future issue additional shares of authorized preferred stock at any time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters is currently located in a leased space in Marlboro, Massachusetts, where we currently occupy approximately 100,000 square feet of administrative, laboratory and manufacturing space in three buildings. Our leases expire in June 2010, January 2010 and January 2013.

The EverQ manufacturing facility in Thalheim, Germany is approximately 16,000 square meters, which is owned and operated by EverQ.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol “ESLR”. The following table sets forth for the calendar periods indicated, the high and low sales price of our common stock on the Nasdaq National Market.

	High	Low

Year ended December 31, 2004
First Quarter	$2.80	$1.65
Second Quarter	$5.15	$2.25
Third Quarter	$3.29	$1.92
Fourth Quarter	$4.70	$2.82
Year ended December 31, 2005
First Quarter	$8.05	$4.00
Second Quarter	$8.23	$4.68
Third Quarter	$9.54	$5.73
Fourth Quarter	$12.84	$7.74

On March 7, 2006, the last reported sale price for our common stock on the Nasdaq National Market was $16.01 per share.

Holders

As of March 7, 2006, there were 65,017,036 shares of our common stock outstanding held by approximately 300 holders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends on our common stock in the foreseeable future.

Information about dividends accrued and paid with respect to our Series A preferred stock can be found under Part II, Item 7 of this Annual Report on Form 10-K under the heading “Results of Operations — Description of Our Revenues, Costs and Expenses,” and under Note 6 to the Financial Statements included with this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is set forth with respect to our equity compensation plans at December 31, 2005.

Equity Compensation Plan Information

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
Plan Category	and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,150,000	$3.15	5,092,471
Equity compensation plans not approved by security holders	0	0	0

Recent Sales of Unregistered Securities

On June 29, 2005, we issued Convertible Subordinated Notes (“Notes”) in the aggregate principal amount of $90.0 million, and we received proceeds of $86.9 million, net of offering costs. Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. However, the Notes are convertible at any time prior to maturity, redemption or repurchase, into shares of our common at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share), subject to adjustment. On or after July 1, 2010, we may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price(%)

Beginning on July 1, 2010 and ending on June 30, 2011	101.250
Beginning on July 1, 2011 and ending on June 30, 2012	101.625
On July 1, 2012	100.000

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

The Notes are subordinate in right of payment to all of our future senior debt.

ITEM 6.	SELECTED FINANCIAL DATA:

You should read the data set forth below in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data presented below for the fiscal years ended December 31, 2003, 2004, and 2005 and the balance sheet data at December 31, 2004 and 2005 have been derived from our audited financial statements which appear elsewhere in this filing. The statement of operations data presented below for the years ended December 31, 2001 and 2002, and the balance sheet data at December 31, 2001, 2002 and 2003 have been derived from our audited financial statements, which are not included in this filing.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except for per share data)

STATEMENT OF OPERATIONS DATA:
Revenues:
Product revenues	$1,546	$5,296	$7,746	$22,240	$43,627
Research revenues	932	1,448	1,565	1,296	405

Total revenues	2,478	6,744	9,311	23,536	44,032

Operating Expenses:
Cost of product revenues	9,649	12,405	15,379	29,717	39,954
Research and development expenses, including cost of research revenues	3,063	3,692	3,791	4,931	11,461
Selling, general and administrative expenses	4,088	4,520	5,337	7,797	12,274

Total operating expenses	16,800	20,617	24,507	42,445	63,689

Operating loss	(14,322)	(13,873)	(15,196)	(18,909)	(19,657)
Other income (loss), net	1,845	674	222	(454)	1,146

Loss from operations before minority interest	(12,477)	(13,199)	(14,974)	(19,363)	(18,511)
Minority interest in EverQ	—	—	—	—	1,195

Net loss	(12,477)	(13,199)	(14,974)	(19,363)	(17,316)
Accretion, dividends and conversion premiums on Series A convertible preferred stock	—	—	(13,498)	(2,904)	—

Net loss attributable to common stockholders	$(12,477)	$(13,199)	$(28,472)	$(22,267)	$(17,316)

Net loss per share attributable to common stockholders (basic and diluted)	$(1.10)	$(1.16)	$(2.39)	$(0.67)	$(0.29)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,304	11,405	11,899	33,204	59,631

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)

BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$26,263	$8,483	$20,340	$11,942	$116,207
Working capital	26,591	12,544	22,039	14,281	124,404
Total assets	44,861	31,963	45,976	49,721	228,959
Subordinated convertible notes	—	—	—	—	90,000
Convertible preferred stock	—	—	27,032	—	—
Total stockholder’s equity	43,055	29,913	16,944	41,520	87,450

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have increased our production capacity in our Marlboro factory to an installed capacity of approximately 15 megawatts (“MW”). We expect to continue capital expenditures to increase the capabilities and improve the operational efficiency of this factory throughout 2006 and beyond. While these expenditures may add incremental capacity, they are primarily intended to demonstrate advanced technologies that improve the efficiency, capabilities and product attributes of our Marlboro manufacturing process.

Our product sales are constrained by our manufacturing capacity. Product gross margins have been improving over the past year due mainly to capacity increases, improvements in the operating performance of our manufacturing line and price increases. Despite having an installed capacity of approximately 15 MW in our Marlboro factory, it is our intention to dedicate a portion of our factory capacity to developing new technologies with the goal of further improvements in operations, and therefore, we do not expect to operate at the full manufacturing capacity at our Marlboro facility. Furthermore, despite expected substantial capital expenditures at our Marlboro facility, we do not expect to significantly expand our manufacturing capacity or improve product gross margins, rather, such expenditures will be used to demonstrate improved technologies on our Marlboro pilot production line. As we continue to refine and improve our manufacturing process, we expect modest margin improvements of our Marlboro operations in the future.

In January 2005, we entered into a strategic partnership agreement with Q-Cells AG, or Q-Cells. Q-Cells is the world’s largest independent manufacturer of solar cells, whose crystalline silicon solar cells are among the highest efficiency polycrystalline solar cells commercially available. The agreement provided for the organization and capitalization of EverQ GmbH, or EverQ, which is a limited liability company incorporated under the laws of Germany and our consolidated subsidiary. In November 2005, Renewable Energy Corporation ASA, or REC, based in Hovik, Norway and one of the world’s largest manufacturer of solar-grade silicon and multicrystalline wafers, joined the EverQ partnership. The purpose of EverQ is to develop and operate a facility in Germany to manufacture, market and sell solar products based on our proprietary String Ribbon TM technology using fabrication processes that combine our, Q-Cells’ and REC’s manufacturing technologies. We believe that EverQ will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European solar market.

The EverQ manufacturing facility is located in Thalheim, Germany and is expected to have an initial capacity of 30 MW. Dependent upon the success of the initial operations of this facility the partners intend over the long-term, if economically viable, to expand the capacity of this facility up to approximately 120 MW. The table below summarizes the funding sources of EverQ (USD at December 31, 2005 exchange rates):

			Evergreen’s
(In millions)	Total	USD	Contribution	USD

Public grants expected to be received	€28.0	$33.1	€—	$—
Equity	30.0	35.5	22.5	26.6
Shareholder loan	8.0	9.5	8.0	9.5
Bank loan	8.0	9.5	—	—

Total	€74.0	$87.6	€30.5	$36.1

Our portion of the equity financing noted in the table above was the amount paid prior to REC joining EverQ. Although EverQ has not received any grants to date, on April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval, it will receive German government grants which, together with tax incentives expected to be received from German government authorities, would amount to approximately 28 million Euro. As of December 31, 2005, approximately 14 million Euro had been accrued and billed by EverQ in relation to these grants. Through October 2005, Q-Cells and we have each made our required equity contributions which totaled 30 million Euro. In late 2005, we entered into a shareholder loan agreement with EverQ pursuant to which we agreed to loan EverQ up to 8 million Euro, of which approximately 4 million Euro was outstanding as of December 31, 2005 and the remainder was drawn during January 2006. During November 2005, EverQ entered into a credit agreement with Deutsche Bank which included a loan of 8 million Euro to provide for interim financing, of which approximately 4 million Euro was outstanding as of December 31, 2005.

REC acquired a 15% ownership position in EverQ from us and Q-Cells, for 4.7 million Euros in cash determined on a cost-of-capital basis. Following REC’s initial investment, we owned 64% of EverQ, Q-Cells 21% and REC 15%. Additionally, REC has agreed to the long-term supply of solar-grade silicon to EverQ at market-based pricing. Separately, REC agreed to also supply us with a long-term supply of solar-grade silicon at market-based pricing. Under the terms of the seven-year agreements, REC has agreed to supply us with 60 metric tons and EverQ with 190 metric tons of solar-grade silicon annually. Additionally, REC has agreed to license to EverQ and us certain of its proprietary manufacturing technology. The agreements contemplate that when REC establishes planned additional facilities for the production of silicon, it will offer to EverQ a second long-term supply agreement that would substantially increase REC’s supply of silicon to EverQ. Should REC offer this second supply agreement, REC will be entitled to increase its ownership stake in EverQ to as much as one-third. The amended master agreement also contemplates that Q-Cells will also be able to increase its ownership stake to one-third of EverQ, or a larger amount should REC decide not to increase their interest in EverQ to one-third.

Financing Transactions

In February 2005, we completed a common stock offering with gross proceeds of $66.7 million. We received proceeds of $62.3 million, net of offering costs of approximately $4.4 million, which are available to fund the continuing development of our Marlboro, Massachusetts manufacturing facility and a portion of the remaining expenditures necessary for the initial build-out and initial operation of EverQ. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. In this common stock offering, we issued 13,346,000 shares of our common stock. The shares of common stock were sold at a per share price of $5.00 (before deducting underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of our common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

In June 2005, we issued Convertible Subordinated Notes (“Notes”) in the aggregate principal amount of $90.0 million, and we received proceeds of $86.9 million, net of offering costs . Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. However, the Notes are convertible at any time prior to maturity, redemption or repurchase, into shares of our common at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share), subject to adjustment. On or after July 1, 2010, we may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

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

We incurred financing costs of approximately $3.1 million which are being amortized ratably over the term of the Notes, which is seven years. Through December 31, 2005, we recorded $2.0 million in interest expense associated with the Notes.

EverQ Long-term Debt

On December 22, 2005, EverQ received 4.0 million Euro in funding under a Credit Agreement (the “Credit Agreement”) dated November 9, 2005, between EverQ, Q-Cells AG, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. The long-term loan facility bears an interest rate of the Interbank Offered Rate (“EURIBOR”) plus between 1.75% and 2.75% depending on whether EverQ meets certain financial targets specified in the Credit Agreement. The short-term loan facility bears an interest rate of EURIBOR plus 2.75% and the short-term revolving credit facility bears an interest rate of 7.5%. In the event of a default by EverQ, Evergreen has agreed to relinquish certain rights to certain assets of EverQ which collateralize EverQ’s repayment obligations under the Credit Facility. In addition, pursuant to the Credit Agreement, Evergreen has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of December 31, 2005, the total amount of debt outstanding relating to the Credit Agreement was $7.7 million, of which $4.1 million is classified as current in the Company’s balance sheet (all amounts translated using rates in effect as of December 31, 2005).

We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our planned capital programs and to fund our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures and/or to acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users throughout the world. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and known changes in their financial condition.

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

Sales Discount Allowance

During the first quarter of 2005, we began offering certain customers early payment discounts as an incentive aimed at improving our short-term cash flow. We estimate the allowance for sales discounts based on actual and historical payment practices of customers, and record provisions at the time when revenue is recognized. While our methodology takes into account these uncertainties, adjustments in future periods may be required as our customers change their payment practices. For the year ended December 31, 2005, total sales discounts taken were $454,000.

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

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. Given our limited operating history, prior to the first quarter of 2005, we used historical industry solar panel failure rates, adjusted for the differences and uncertainties associated with our manufacturing process, as a basis for the accrued warranty costs. However, since we have not incurred any charges to date against our warranty accrual, we chose not to add to our warranty accrual for 2005 as we believe the accrual reflects our best estimate of warranty costs on products sold to date. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Our current standard product warranty includes a one-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. If our actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Since we have a limited operating history and our manufacturing process differs from industry standards, our experience may be different from the industry and therefore significant adjustments to our warranty reserve may be required in future periods.

Long-lived Assets

Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that an impairment is required, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes further reducing our manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods. All of our long-lived assets are located in the United States and Germany.

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

Results of Operations

Description of Our Revenues, Costs and Expenses

Product revenues.  Product revenues consist of revenues from the sale of solar panels, solar cells and systems. Product revenues represented 99% of total revenues for the year ended December 31, 2005, 94% of total revenues for the year ended December 31, 2004 and 83% of total revenues for the year ended December 31, 2003. International product sales accounted for approximately 71%, 74% and 72% of total product revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Krannich Solartechnik one of our German distributors, accounted for approximately 20%, 46%, and 47% of total product revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Donauer Solartechnik, another German distributor, accounted for approximately 19%, 19% and 10% of total product revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in customer concentration experienced in 2005 was due to our efforts to expand our customer base worldwide. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euro, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

The following table summarizes our concentration of total revenue:

% of Total Revenue	2004	2005

By geography:
U.S. distributors	25%	28%
U.S. Government (research revenue)	6%	1%
Germany	69%	63%
All other	—	8%

	100%	100%

By customer:
Krannich Solartechnik	44%	20%
Donauer Solartechnik	19%	19%
National Renewable Energy Laboratory (research revenue)	5%	1%
All other	32%	60%

	100%	100%

Research revenues.  Research revenues consist of revenues from various state and federal government agencies to fund our ongoing research, development, testing and enhancement of our products and manufacturing technology. We have not in the past, nor is it our intention in the future, to pursue contracts that are not part of our ongoing research activities. We recognize research revenues as services are rendered to the extent of allowable costs incurred. During 2005, we had two active multi-year research contracts with the National Renewable Energy Laboratory, one of which expired in February 2005. As of December 31, 2005, approximately $170,000 in revenue has been recorded on the remaining contract, and we expect the remaining $2.8 million of revenue will be recognized as work is performed over the remaining life of the contract, which expires in July 2008.

Cost of product revenues.  Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent and other support expenses associated with the manufacture of our solar power products.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses consist primarily of salaries and related personnel costs, professional fees, rent, insurance and other sales expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts, hire additional sales personnel and initiate additional marketing programs. We expect that general and administrative expenses will increase as we add personnel and incur additional costs related to the growth of our business, increasing costs associated with being a public company, and added activities associated with EverQ.

Other income (loss).  Other income consists of interest income primarily from interest earned on the holding of short-term, high-quality commercial paper, corporate bonds and United States government-backed securities, bond premium amortization (or discount accretion), interest on outstanding debt, and net foreign exchange gains and losses.

Minority interest.  For the period ended December 31, 2005, EverQ incurred losses from continuing operations of $4.5 million, all of which are consolidated in our financial statements. However, $1.2 million represents the portion of EverQ losses attributable to the Q-Cells and REC minority interest for the period ended December 31, 2005.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenues.  Our product revenues for the year ended December 31, 2005 were $43.6 million, an increase of $21.4 million, or 96%, from $22.2 million for the same period in 2004. The increase in product revenues was due to the increased production capacity of our manufacturing facility in Marlboro, Massachusetts, our increased marketing and sales activities, and higher selling prices. Research revenues for the year ended December 31, 2005 were $0.4 million, a decrease of $0.9 million, or 69%, from $1.3 million for the same period in 2004. Research revenue decreased because our last active research contract with the National Renewable Energy Laboratory expired during the first quarter of 2005, and our current research contract with the National Renewable Energy Laboratory began in July 2005.

Cost of product revenues.  Our cost of product revenues for the year ended December 31, 2005 was $40.0 million, an increase of $10.2 million, or 34%, from $29.7 million for the same period in 2004. Substantially all of the increase was due to the increase in materials and labor costs associated with the increased production of the Marlboro manufacturing facility. Product gross margin for the year ended December 31, 2005 was 8% versus -34% for the same period in 2004. Product gross margin improved due primarily to improvements in yield and efficiency, increased sales volume and higher average selling prices.

Due to the relatively large component of fixed costs, product gross margins are highly dependent on sales volumes and prices. We realize positive gross margins when our Marlboro manufacturing facility operates at near its target capacity of 15 megawatts. However, we expect that significant portions of manufacturing capacity at our Marlboro manufacturing facility will be dedicated to research and development programs for purposes of achieving faster commercialization of technology improvements, which will keep gross margins lower than could potentially be realized throughout 2006 for the Marlboro operation and thereafter. Further improvements in gross margin may result from increases in manufacturing scale and technology improvements. For example, during 2005 we demonstrated the capability of our quad-ribbon technology, which grows four wafers out of a single furnace compared to two wafers grown out of our current furnace technology and has the potential to significantly reduce the manufacturing cost of growing silicon wafers. Further capacity expansion beyond 15 megawatts as well as further process and technology improvements will be required to achieve overall profitability. We expect that product gross margins, on a consolidated basis, will improve as the EverQ facility reaches full capacity sometime in the second half of 2006.

Research and development expenses, including cost of research revenues.  Our research and development expenses, including cost of research revenues, for the year ended December 31, 2005 were $11.5 million, an increase of $6.5 million, or 132%, from $4.9 million for the same period in 2004. Approximately 41% of the increase was due to increased labor costs associated with additional personnel, approximately 20% of the increase was due to increases associated with internal initiatives aimed to improve our manufacturing technology (including the thin ribbon and quad furnace technologies) and activities associated with the planning for the next manufacturing capacity expansion, and approximately 26% of the increase was due to engineering costs associated with the development of the manufacturing process of EverQ.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended December 31, 2005 were $12.3 million, an increase of $4.5 million, or 57%, from $7.8 million in 2004. Approximately 58% of the increase was due to general and administrative costs incurred by EverQ, approximately 7% of the increase was due to increased compensation costs associated with added personnel, and most of the remainder of the increase was due to increased costs associated with the requirement to comply with various aspects of the Sarbanes-Oxley Act, most notably Section 404 regarding reporting on internal controls over financial reporting, and we expect that activities undertaken in response to the Sarbanes-Oxley Act will increase our administrative costs for the foreseeable future.

Other income (loss).  Other income for the period ended December 31, 2005 was comprised of $5,000 in net foreign exchange gains, $527,000 from the gain on the sale of a portion of our initial interest in EverQ to REC, $3.1 million in interest income and $2.5 million in interest expense. Other income (loss) for the period ended December 31, 2004 consisted of $618,000 in foreign exchange losses, $238,000 in interest income and $74,000 in interest expense. The increase in interest income was due to the larger cash, cash equivalents and marketable securities balances due to the 2005 common stock and subordinated convertible debt financings. Interest expense increased due to interest charges associated with the subordinated convertible debt issued in June 2005.

In 2004, we began to manage our foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into U.S. dollars of foreign currency denominated transactions. As of December 31, 2004, the Company had forward currency contracts denominated in Euro totaling 8.5 million Euro. Total unrealized losses for the period ended December 31, 2004 were approximately $683,000. During 2005, we did not enter into any new forward exchange contracts as we had a natural hedge against foreign currency risk due to the foreign currency requirements of our capital commitments for EverQ. However, we expect that we may resume managing our foreign exchange risk through the use of derivative financial instruments during 2006.

Net loss attributable to common stockholders.  Net loss attributable to common stockholders was $17.3 million and $22.3 million for the years ending December 31, 2005 and December 31, 2004, respectively. The decrease in net loss attributable to common stockholders was due to a decrease in the combined accretion and dividend charges associated with the Series A convertible preferred stock financing, partially offset by an overall increase in net operating losses associated with the scale-up of our operations.

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

Cost of product revenues.  Our cost of product revenues for the year ended December 31, 2004 was $29.7 million, an increase of $14.3 million, or 93%, from $15.4 million for the same period in 2003. This increase was associated with increased production at our Marlboro facility. Approximately 46% of the increase was due to increases in materials purchased associated with increased production, approximately 24% was due to increases in personnel costs due to increases in salaries primarily associated with additional personnel, and approximately 19% was due to increases in depreciation associated with added production equipment. Product gross margin for the year ended December 31, 2004 was −34% versus −99% for the same period in 2003. Product gross margin improved due primarily to improvements in yield and efficiency associated with the scale-up of our second manufacturing line, increased sales volume and favorable exchange rates offset by losses realized upon disposal of fixed assets. During the second quarter of 2004 and as a result of our successful closing of the Common Stock Private Placement consummated on June 21, 2004, we disposed of several pieces of manufacturing equipment in order to replace them with more technologically advanced equipment expected to increase total manufacturing capacity in its Marlboro facility to a target level of 15 megawatts. Equipment with a gross value of $3.7 million was disposed of during the second quarter, for no proceeds, and we realized a loss on disposal of $2.0 million. The loss on disposal of fixed assets is included in cost of product revenues. In addition to the equipment disposals, we accelerated the rate of depreciation of some of our other equipment during 2004 that was disposed of, resulting in incremental depreciation expense of approximately $533,000 for period ended December 31, 2004, which is also included in cost of product revenues.

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

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended December 31, 2004 were $7.8 million, an increase of $2.5 million, or 46%, from $5.3 million in 2003. Approximately 41% of the increase was due to increases in salaries associated with additional personnel, approximately 46% of the increase was due to higher professional service fees associated with our Sarbanes-Oxley Act compliance activities as well as legal fees associated with EverQ, and most of the remainder of the increase was due to increased costs associated with being a public company.

Other income (loss), net.  Other loss, net for the year ended December 31, 2004 was $454,000 versus other income of $222,000 for the same period in 2003. The other loss was due primarily to unrealized losses associated with the mark-to-market adjustments of our forward foreign exchange contracts.

Accretion, dividends and conversion premiums on Series A convertible preferred stock.  On May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12. Additionally, Beacon Power Corporation purchased a warrant to purchase 2,400,000 shares of common stock at an exercise price equal to $3.37 per share for $100,000. This warrant was subsequently transferred to CRT Capital Group L.L.C. A total of $29.5 million was raised as a result of the consummation of the transaction, which was partially offset by financing costs of $849,000. As a result of the preferred stock financing, accretion and dividends of $13.5 million were recorded through December 31, 2003. Approximately $11.7 million of this charge relates to accretion that was recognized immediately (during the second quarter of 2003) because the holders of shares of the Series A convertible preferred stock are entitled to convert their shares into common stock at any time. The sources of the discounts on issuance requiring this accretion charge are summarized in the following table:

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At December 31, 2005, we had working capital of $124.4 million, including cash, cash equivalents and marketable securities of $116.2 million.

Net cash used in operating activities was $9.4 million, $15.3 million and $7.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. The use of cash for operating activities in the year ended December 31, 2005 was due primarily to losses from operations of $17.3 million, increases in other current assets of $2.7 million and an increase in inventory of $0.7 million, offset by increases in accounts payable of $9.3 and accrued expenses of approximately $0.9 million, a decrease in accounts receivable of $2.1 million and depreciation and losses on fixed asset disposals of $4.2 million. The increases in net loss and accounts payable for the year ended December 31, 2005 are all attributable to the overall growth of the business and associated increases in working capital requirements, particularly for EverQ. The use of cash for operating activities in the year ended December 31, 2004 was due primarily to losses from operations of $19.4 million, increases in inventory of $0.9 million and an increase in accounts receivable of $5.2 million, offset by increases in accounts payable and accrued expenses of approximately $4.3 million and depreciation and losses on fixed asset disposals of $5.5 million. The increases in net loss, accounts receivable and accounts payable for the year ended December 31, 2004 are all attributable to the overall growth of the business and associated increases in working capital requirements. The use of cash for operating activities in the year ended December 31, 2003 was due to losses from operations of $15.0 million partially offset by depreciation expense of $2.0 million, losses on equipment disposals of $513,000, and a decrease in accounts receivable of $1.8 million.

While our accounts receivables grow with our increasing revenue, our DSO’s have been reduced due to certain European customers taking advantage of early payment discounts. However, we expect DSO’s to increase slightly in 2006 since such early payment discounts will no longer be offered to most of our customers. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers. Our days sales outstanding were 56 days, 57 days and 32 days for the quarters ended December 31, 2003, 2004 and 2005, respectively.

Net cash used in investing activities was $15.8, $2.1 million and $137.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. Net cash used in investing activities for the years ended December 31, 2003, 2004 and 2005 was due to primarily to purchases of equipment and marketable securities, partially offset by proceeds from the sale and maturity of marketable securities.

Net cash provided by financing activities was $28.6 million, $18.1 million and $171.2 million for the years ended December 31, 2003, 2004 and 2005, respectively. The cash provided by financing activities for the year ended December 31, 2005 primarily represents net proceeds from common stock issued in conjunction with the common stock public offering completed in February 2005 as well as the Convertible Subordinated Debt issuance in June 2005, as well as proceeds from the sale of a portion of our interest in EverQ to REC of $4.1 million and an increase in EverQ debt of approximately $7.7 million. The cash provided by financing activities during the year ended December 31, 2004 represents net proceeds from common stock issued in conjunction with the Common Stock Private Placement, offset by dividends and conversion premiums paid to the Series A convertible preferred shareholders. The cash provided by financing activities during the year ended December 31, 2003 represents net proceeds from the shares of Series A convertible preferred stock and the warrant issued in conjunction with the Series A convertible preferred stock and warrant financing.

Capital expenditures were $7.1 million, $10.9 million and $57.7 million (which includes $8.2 million of deposits for the manufacture of fixed assets) for the years ended December 31, 2003, 2004 and 2005, respectively. Capital expenditures for the years ended December 31, 2003 and 2004 were primarily for equipment needed for our Marlboro manufacturing facility. Capital expenditures for the year ended December 31, 2005 were primarily for equipment needed for our manufacturing facility and equipment for EverQ. As of December 31, 2005, outstanding commitments for capital expenditures for both Evergreen and EverQ were approximately $28.7 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our and EverQ’s manufacturing facilities.

In February 2005, we completed a $62.3 million common stock offering, net of offering costs of approximately $4.4 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing facility and the expenditures necessary for the initial build-out and initial operation of EverQ. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. For this common stock offering, we issued 13,346,000 shares of our common stock. The shares of common stock were sold at a per share price of $5.00 (before deducting underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of our common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

In June 2005, we issued Convertible Subordinated Notes (“Notes”) in the aggregate principal amount of $90.0 million, and we received proceeds of $86.9 million, net of offering costs. Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. However, the Notes are convertible at any time prior to maturity, redemption or repurchase, into shares of our common at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share), subject to adjustment. On or after July 1, 2010, we may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

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

We incurred financing costs of approximately $3.1 million which are being amortized ratably over the term of the Notes, which is seven years. Through December 31, 2005, we recorded $2.0 million in interest expense associated with the Notes.

EverQ Long-term Debt

On December 22, 2005, EverQ received EURO 4.0 million in funding under a Credit Agreement (the “Credit Agreement”) dated November 9, 2005, between EverQ, Q-Cells AG, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to EURO 22.5 million comprised as follows: (i) a long-term loan facility amounting to up to EURO 8.0 million, (ii) a short-term loan facility amounting to EURO 12.0 million and (iii) a short-term revolving credit facility amounting to EURO 2.5 million. The Facility A interest rate is the EURO Interbank Offered Rate (“EURIBOR”) plus between 1.75% and 2.75% depending on whether EverQ meets certain financial targets specified in the Credit Agreement. The Facility B interest rate is EURIBOR plus 2.75% and the Facility C interest rate is 7.5%. In the event of a default by EverQ, Evergreen has agreed to relinquish certain rights to certain assets of EverQ which collateralize EverQ’s repayment obligations under the Credit Facility. In addition, pursuant to the Credit Agreement, Evergreen has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of December 31, 2005, the total amount of debt outstanding relating to the Credit Agreement was $7.7 million, of which $4.1 million is classified as current in the Company’s balance sheet.

Evergreen Solar Loan to EverQ

In November 2005, the Company entered into a Shareholder Loan Agreement to provide EverQ with a loan totaling 8.0 million Euro. Under the terms of the Shareholder Loan Agreement, the loan bears a fixed interest rate of 5.4%, has a term of four years and is subordinated to all other outstanding debt of EverQ. The loan must be repaid in full if the Company’s ownership interest in EverQ falls below 50% or if the Master Joint Venture Agreement of EverQ is terminated under certain circumstances. As of December 31, 2005, $4.8 million of the loan was outstanding and is eliminated in the Company’s balance sheet consolidation.

We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our planned capital programs and to fund our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures to secure raw materials, and/or to acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements, other than routine operating leases associated with our Marlboro facilities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than
	Years	1 Year	1-3 Years	4-5 Years	After 5 Years

Non-cancelable operating lease	$4,329	$783	$2,614	$761	$171
Maturity of Convertible Debt	90,000	—	—	—	90,000
EverQ debt obligations	7,684	4,131	3,553	—	—
Capital expenditure obligations	28,700	28,700	—	—	—
Raw materials purchase commitments	75,250	10,750	32,250	21,500	10,750

Total contractual cash obligations	$205,963	44,364	38,417	22,261	100,921

INCOME TAXES

As of December 31, 2005, we had federal and state net operating loss carryforwards estimated to be approximately $48.6 million and $36.3 million, respectively, potentially available to reduce future taxable income and tax liabilities which begin to expire in 2009 and 2005, respectively. We also had federal and state research and development tax credit carryforwards of approximately $529,000 and $677,000, respectively, which begin to expire in 2010, and state Investment Tax Credit carryforwards of approximately $920,000 which begin to expire in 2006 available to reduce future tax liabilities, if any. Under provisions of the Internal Revenue Code of 1986, as amended (the “Code”), certain changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years. As a result of our May 2003 Series A convertible preferred stock financing, it is likely that an ownership change occurred within the definition of Section 382 of the Code. We have estimated our annual net operating loss and tax credit limitation to be approximately $800,000. We have reduced our federal net operating loss carryforwards, tax credit carryforward, and related valuation allowances by the estimated amount likely to expire unutilized as a result of such limitation. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. We have considered our history of losses and, in accordance with the applicable accounting standards, have provided a full valuation allowance against the deferred tax asset.

Changes in federal and state tax legislation enacted during 2004 and 2005 contain numerous amendments and additions to the U.S. corporate income tax rules. While we continue to analyze these new provisions in order to determine their impact to our financial statements, none of these changes, either individually or in the aggregate, is expected to have a significant effect on our future income tax liability.

RECENT ACCOUNTING PRONOUNCEMENTS

On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that, for public companies, delays the effective date of FASB Statement No. 123 (revised 2004). Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged. Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 to express the SEC staff’s views regarding the interaction between FAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements. SFAS No. 123R will be effective for our first quarter of 2006. We expect that the impact of expensing stock options on our consolidated financial statements will be material, and we have disclosed the pro-forma financial impact on prior periods in Note 2 to our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined that this standard does not have a material impact on its Consolidated Financial Statements as of and for the year ended December 31, 2005.

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

In January of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of this standard is not expected to have a material impact on our results of operations and/or equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We do not use derivative financial instruments to manage interest rate risk. Interest income earned on our cash, cash equivalents and marketable securities is subject to interest rate fluctuations, but we believe that the impact of these fluctuations will not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. For these reasons, a hypothetical 100-basis point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

We are exposed to interest rate risk when there are borrowings under EverQ’s Credit Facility. Certain facilities under the Credit Agreement with Deutsche Bank bear interest at variable rates, based upon published indices. At December 31, 2005, EverQ had approximately $7.7 million in outstanding debt that had variable interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

For the year ended December 31, 2005, all of our product sales into Europe were denominated in Euro, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 65% of product revenues for the year ended December 31, 2005. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent adverse change in exchange rate would have had a material effect on our consolidated financial position, reducing revenue and earnings by approximately 6%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.

In 2004, we began to manage our foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. As of December 31, 2004, we had forward currency contracts denominated in foreign currencies totaling 8.5 million Euro. At December 31, 2004, the fair market value of outstanding forward exchange contracts was $11.6 million. We recorded unrealized losses of approximately $683,000 for the year ended December 31, 2004, in connection with the marking to market of these forward contracts. All contracts outstanding at December 31, 2004 were settled during the first quarter of 2005 and we had no outstanding forward contracts as of December 31, 2005. During 2005, we did not enter into any new forward exchange contracts as we had a natural hedge against foreign currency risk due to the foreign currency requirements of our capital commitments for EverQ. However, we expect that we may resume managing our foreign exchange risk through the use of derivative financial instruments during 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s Financial Statements and related Notes and the Report of the Independent Registered Public Accounting Firm are included beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2005, the disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment, management has utilized the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, our Management concluded that internal control over financial reporting was effective as of December 31, 2005.

Management’s report on internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Previously Disclosed Material Weakness

Our Quarterly Report on Form 10-Q for the periods ended July 2, 2005 and October 1, 2005, described two material weaknesses in our internal control over financial reporting with respect to the preparation, review and presentation and disclosure of the Company’s consolidated financial statements and the review and presentation of restricted cash. During the periods ended July 2, 2005 and October 1, 2005, we implemented enhanced procedures to properly prepare our financial statements and to ensure that information from EverQ is reported in a timely manner. Such procedures include weekly meetings or conference calls with EverQ financial management to review all restrictions on cash and review of a detailed monthly checklist which includes EverQ’s cash restrictions. In addition, during the preceding two quarters, both we and EverQ have hired additional qualified personnel for financial reporting functions. During the quarter ended

December 31, 2005, management has completed testing and concluded that these material weaknesses have been remediated.

Changes in Internal Controls Over Financial Reporting

Except as described above there were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15(d) that occurred during the quarter ended December 31, 2005 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

The Company expects to hold its 2006 Annual Meeting of Stockholders on or about June 8, 2006.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2006, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the Company’s named executive officers and its directors is set forth under “Compensation and Other Information Concerning Officers and Directors” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding the Company’s compensation of its named executive officers and its directors is set forth under “Compensation and Other Information Concerning Officers and Directors” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning security ownership of certain beneficial owners, directors and executive officers is set forth under “Securities Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transaction is set forth under “Certain Relationships and Related Transactions” in our Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item may be found under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. All Financial Statements. The financial statements included in Item 8 of Part II which appear beginning on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying accounts and Reserves filed as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules”

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 of Part II which appear beginning on page F-1 of this Annual Report on Form 10-K.

3. Exhibits. See Item 15(b).

(b) The following exhibits

Exhibit
Number		Description

1	.1(1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc.
3	.1(2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)
3	.2(2)	Second Amended and Restated By-laws. (Exhibit 3.5)
3	.3(3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)
3	.4(3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)
3	.5(4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)
4	.1(9)	Indenture, dated as of June 29, 2005, between Registrant and U.S. Bank N.A., as Trustee (Exhibit 4.4)
4	.1(9)	Form of 4.375% Convertible Subordinated Notes due 2012. (Exhibit 4.4)
10	.1(2)*	1994 Stock Option Plan. (Exhibit 10.1)
10	.2(2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)
10	.3(10)*	Amended and Restated 2000 Stock Option and Incentive Plan. (Exhibit 99.1)
10	.4(10)*	Amended and Restated 2000 Employee Stock Purchase Plan. (Exhibit 99.2)
10	.5(2)	Lease Agreement between Registrant and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)
10	.6(2)†	Agreement between Registrant and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)
10	.7(2)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)
10	.8(2)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (Exhibit 10.9)
10	.9(6)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)
10	.10(6)	Form of Registration Rights Agreement. (Exhibit 10.3)
10	.11(7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)
10	.12(8)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)
10	.13(8)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)
10	.14(8)	Form of Warrants. (Exhibit 10.3)

Exhibit
Number		Description

10	.15(8)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)
10	.16(8)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)
10	.17††	Master Joint Venture Agreement entered into as of November 4, 2005 by and among Evergreen Solar, Inc., Q-Cells AG, Renewable Energy Corporation and EverQ GmbH.
10	.18††	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated November 24, 2005.
10	.19††	Technology Co-Operation Agreement by and between Renewable Energy Corporation and Evergreen Solar, Inc. dated November 24, 2005.
10	.20††	Supply Agreement, dated November 24, 2005, by and between Solar Grade Silicon LLC and Evergreen Solar, Inc.
10	.21††	Supply Agreement, dated November 24, 2005, by and between Solar Grade Silicon LLC and EverQ GmbH.
10	.22(7)*	Evergreen Solar, Inc. Management Incentive Policy. (Exhibit 10.20)
10	.23(11)	Purchase Agreement, dated June 23, 2005 between the Registrant and SG Cowen & Co., LLC, as representatives of the Initial Purchasers. (Exhibit 10.24)
10	.24(9)	Registration Rights Agreement, dated June 29, 2005, between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers. (Exhibit 10.21)
12.1		Computation of Ratio of Earnings to Fixed Charges.
23.1		Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
24.1		Power of Attorney. (See signature page)
31.1		CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment granted as to certain portions.

††	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (file No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, as amended (file No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004 (file No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 14, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 15, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Quarterly Report on Form 10-Q for the period ending July 2, 2005 filed on August 11, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(b) set forth above. Exhibits which are incorporated herein by reference may be inspected and copied at the public reference facilities maintained by the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and at the SEC’s regional offices located at 233 Broadway, New York, New York 10279, and at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60611-2511. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address http://www.sec.gov.

(c) See Item 15(a)(2).

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Evergreen Solar, Inc.:

We have completed integrated audits of Evergreen Solar, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and on audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Evergreen Solar, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein under read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 16, 2006

EVERGREEN SOLAR, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2005

	December 31,	December 31,
	2004	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$5,379	$30,742
Marketable securities	6,563	85,465
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $84 and $65 at December 31, 2004 and December 31, 2005, respectively	6,166	4,124
Grants Receivable	—	16,295
Inventory	2,906	3,634
Interest receivable	57	541
Other current assets	1,411	4,052

Total current assets	22,482	144,853
Restricted cash	414	1,582
Deferred financing costs	—	2,877
Deposits on fixed assets	—	8,217
Fixed assets, net	26,825	71,430

Total assets	$49,721	$228,959

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,074	$12,210
Short term borrowings	1,500	—
Current portion of long-term debt	—	4,131
Accrued employee compensation	1,187	1,778
Accrued warranty	705	705
Other accrued expenses	1,295	1,625
Deferred revenue	440	—

Total current liabilities	8,201	20,449
Subordinated convertible notes	—	90,000
Deferred grants	—	16,284
Other long-term debt	—	3,553

Total liabilities	8,201	130,286
Convertible preferred stock:
Series A, $0.01 par value, 26,227,668 shares authorized, no shares issued and outstanding at December 31, 2004 and 2005, respectively	—	—
Minority interest in EverQ	—	11,223
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 47,541,823 and 61,965,231 issued and outstanding at December 31, 2004 and December 31, 2005, respectively	475	620
Additional paid-in capital	116,764	182,345
Deferred compensation	—	(1,036)
Accumulated deficit	(75,693)	(93,009)
Accumulated other comprehensive loss	(26)	(1,470)

Total stockholders’ equity	41,520	87,450

Total liabilities, convertible preferred stock and stockholders’ equity	$49,721	$228,959

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2004	2005
	(In thousands, except per share data)

Revenues:
Product revenues	$7,746	$22,240	$43,627
Research revenues	1,565	1,296	405

Total revenues	9,311	23,536	44,032

Operating expenses:
Cost of product revenues	15,379	29,717	39,954
Research and development expenses, including costs of research revenues	3,791	4,931	11,461
Selling, general and administrative expenses	5,337	7,797	12,274

Total operating expenses	24,507	42,445	63,689

Operating loss	(15,196)	(18,909)	(19,657)
Other income (loss), net:
Foreign exchange gains (losses), net	—	(618)	5
Gain on sale of EverQ interest to REC	—	—	527
Interest income	222	238	3,140
Interest expense	—	(74)	(2,526)

Other income (loss), net	222	(454)	1,146
Loss from operations before minority interest	(14,974)	(19,363)	(18,511)
Minority interest in EverQ	—	—	1,195

Net loss	(14,974)	(19,363)	(17,316)
Accretion, dividends and conversion premiums on Series A convertible preferred stock	(13,498)	(2,904)	—

Net loss attributable to common stockholders	$(28,472)	$(22,267)	$(17,316)

Net loss per share attributable to common stockholders (basic and diluted)	$(2.39)	$(0.67)	$(0.29)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,899	33,204	59,631

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Loss
	(In thousands)

Balance at January 1, 2003	11,411	$114	$71,508	$(360)	$(41,356)	$7	$29,913
Issuance of common stock pursuant to exercise of options	5	—	8				8
Shares of common stock issued under ESPP	3	—	2				2
Conversion of Series A convertible preferred stock to common stock	3,707	37	4,116				4,153
Compensation expense associated with stock options, net			80	271			351
Accretion of Series A convertible preferred stock			(11,688)				(11,688)
Beneficial conversion feature of Series A convertible preferred stock			10,314				10,314
Dividend on Series A convertible preferred stock			(1,810)				(1,810)
Issuance of warrants in connection with Series A convertible preferred stock			625				625
Reversal of overaccrued IPO financing costs			84				84
Comprehensive loss:
Net loss					(14,974)		(14,974)	$(14,974)
Unrealized losses on marketable securities						(34)	(34)	(34)

Comprehensive loss								(15,008)

Balance at December 31, 2003	15,126	$151	$73,239	$(89)	$(56,330)	$(27)	$16,944
Issuance of common stock pursuant to exercise of options	18	—	22				22
Shares of common stock issued under ESPP	2	—	11				11
Conversion of Series A convertible preferred stock to common stock	24,733	247	27,457				27,704
Compensation expense associated with stock options, net			58	89			147
Issuance of common stock in connection with private equity financing, net of offering costs	7,663	77	18,694				18,771
Dividend on Series A convertible preferred stock			(2,904)				(2,904)
Issuance of common stock warrant to Silicon Valley Bank			187				187
Comprehensive loss:
Net loss					(19,363)		(19,363)	$(19,363)
Unrealized gains on marketable securities						1	1	1

Comprehensive loss								$(19,362)

Balance at December 31, 2004	47,542	$475	$116,764	$—	$(75,693)	$(26)	$41,520
Issuance of common stock pursuant to exercise of options	750	8	1,709				1,717
Issuance of common stock pursuant to exercise of warrants	224	2	606				608
Shares of common stock issued under ESPP	3		23				23
Restricted stock grant	100	1	1,042	(1,043)			—
Compensation expense associated with restricted stock				7			7
Issuance of common stock in connection with private equity financing, net of offering costs	13,346	134	62,201				62,335
Comprehensive loss:							—
Net loss					(17,316)		(17,316)	$(17,316)
Unrealized losses on marketable securities						(43)	(43)	(43)
Foreign currency translation adjustment						(1,401)	(1,401)	(1,401)

Comprehensive loss								$(18,760)

Balance at December 31, 2005	61,965	$620	$182,345	$(1,036)	$(93,009)	$(1,470)	$87,450

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2004	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(14,974)	$(19,363)	$(17,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,005	3,455	4,134
Loss on disposal of fixed assets	513	2,093	56
Minority interest	—	—	(1,195)
Gain on sale of interest in EverQ to REC	—	—	(527)
Bad debt expense	87	28	(19)
Amortization of deferred debt financing costs	—	—	224
Amortization (accretion) of bond premiums	381	357	(595)
Stock option and restricted stock compensation expense	351	147	7
Changes in operating assets and liabilities:
Inventory	175	(887)	(729)
Interest receivable	(97)	97	(484)
Accounts receivable	1,778	(5,211)	2,062
Other current assets	469	(681)	(2,685)
Accounts payable	44	2,169	9,317
Accrued expenses	(94)	2,092	927
Deferred revenue	—	440	(440)

Net cash used in operating activities	(9,362)	(15,264)	(7,263)

Cash flows from investing activities:
Purchases of fixed assets	(7,136)	(10,851)	(57,729)
Restricted cash	50	—	(1,194)
Purchases of marketable securities	(26,850)	(2,418)	(119,300)
Proceeds from sale and maturity of marketable securities	18,088	11,218	40,950

Net cash used in investing activities	(15,848)	(2,051)	(137,273)

Cash flows from financing activities:
Issuance of Series A convertible preferred stock, net of offering costs	28,526	—	—
Proceeds from convertible debt financing, net of offering costs	—	—	86,899
Increase in EverQ debt	—	—	7,687
Capital contributions to EverQ by minority interest holder	—	—	9,331
Proceeds from issuance of common stock and warrants, net of offering costs	100	18,771	62,335
Proceeds from the sale of EverQ interest to REC	—	—	4,060
Dividend and conversion premium paid on Series A convertible preferred stock	—	(2,230)	—
Increase (decrease) in short-term borrowings	—	1,500	(1,500)
Proceeds from exercise of stock options, warrants and shares purchased under Employee Stock Purchase Plan	10	33	2,348

Net cash flow provided by financing activities	28,636	18,074	171,160

Foreign exchange impact on cash	—	—	(1,261)

Net increase in cash and cash equivalents	3,426	759	25,363
Cash and cash equivalents at beginning of year	1,194	4,620	5,379

Cash and cash equivalents at end of year	$4,620	$5,379	$30,742

Supplemental cash flow information:
Interest paid	—	27	2,526
Non-cash Series A convertible preferred stock dividends earned	1,810	674	—
Non-cash conversion of Series A convertible preferred stock to common stock	4,153	27,704	—
Issuance of common stock warrant to Silicon Valley Bank	—	187	—

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Evergreen Solar, Inc. (the “Company”), incorporated in August 1994, develops, manufactures and markets solar power products, including solar cells, panels and systems. In April 1997, the Company commenced product sales. The Company has incurred losses since inception and has an accumulated deficit, which has been funded by issuing debt and equity securities. The Company has historically financed its operations and met its capital expenditure requirements primarily through sales of its capital stock, issuance of debt and, to a lesser extent, product revenues

In January 2005, the Company entered into a strategic partnership agreement with Q-Cells AG (“Q-Cells”). The agreement provided for the organization and capitalization of EverQ GmbH (“EverQ”), which is a limited liability company incorporated under the laws of Germany. In November 2005, Q-Cells and the Company entered into an agreement with Renewable Energy Corporation ASA (“REC”), whereby REC acquired from the Company and Q-Cells for 4.7 million Euro, a 15% ownership position in EverQ. REC obtained 11.1% of the outstanding equity of EverQ directly from the Company and 3.9% of the outstanding equity of EverQ directly from Q-Cells. The Company received $4.1 million from REC which resulted in a gain on the sale of EverQ interest of $527,000. As of December 31, 2005, Evergreen owns 64%, Q-Cells owns 21% and REC owns 15% of the outstanding equity of EverQ. The master partnership agreement contemplates that REC is entitled, upon certain events, to increase its ownership stake in EverQ to one-third. The master partnership agreement also contemplates that Q-Cells will also be able to increase its ownership stake in EverQ to one-third, or a larger amount should REC decide not to increase their interest to one-third. The purpose of EverQ is to develop and operate a facility in Germany to manufacture, market and sell solar products based on its proprietary String Ribbon technology. The Company believes EverQ will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European Union solar market.

The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned capital programs and to fund its operating expenditures over the next twelve months. The Company may be required to raise additional capital to respond to competitive pressures and/or to acquire complementary businesses or necessary technologies. The Company does not know whether it will be able to raise additional financing or financing on terms favorable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, further develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

The Company is subject to risks common to companies in the high technology and energy industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, dependence on key or sole source suppliers for materials, protection of proprietary technology and compliance with government regulations. Any delay in the Company’s plan to scale up to full capacity may result in increased costs and could impair business operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Evergreen Solar Securities, Inc. and Evergreen Solar GmbH. All intercompany accounts and transactions have been eliminated. As of December 31, 2005, the Company owned 64% of EverQ and had two seats on the four member Supervisory Board. The Company consolidates the financial statements of EverQ in accordance with

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the provisions of Financial Accounting Standards Board (FASB) FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The functional currency for Evergreen Solar GmbH and EverQ is the Euro. Revenues and expenses of Evergreen Solar GmbH and EverQ are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange

CASH AND MARKETABLE SECURITIES

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.

The Company’s marketable securities are classified as available-for-sale. At December 31, 2004 and 2005, the Company held US government agency bonds, treasury notes, municipal bonds, corporate bonds and commercial paper. The investments mature within one year from the date of purchase and are carried at market value. At December 31, 2004 and 2005, there were unrealized losses of $26,000 and $69,000, respectively, which are reported as part of stockholders’ equity.

The following table summarizes our cash and marketable securities by type as of December 31 (in thousands):

	2004	2005

Money market funds	$2,275	$7,540
Certificates of deposits	—	16,235
Commercial paper	—	42,550
Corporate bonds	6,563	22,524
U.S. Agency notes	675	18,757

Total	$9,513	$107,606

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, investments and accounts receivable. The Company places its cash and cash equivalents and foreign exchange contracts with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from distributors and integrators in the solar power industry located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the Company’s concentration of credit risk for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005

% of total revenue
Krannich Solartechnik	47%	46%	20%
Donauer Solartechnik	10%	20%	19%
Top 5 customers	75%	79%	58%
% of accounts receivable
Sun Farms	—	—	23%
Krannich Solartechnik	—	50%	8%
Donauer Solartechnik	11%	—	15%
Sun Source Energy	13%	—	—
National Renewable Energy Laboratory	19%	—	—
Top 5 customers	60%	75%	64%

INVENTORY

Inventory is valued at standard cost which approximates the lower of cost or market determined on a first-in, first-out basis. Certain factors may impact the realizable value of the Company’s inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to its cost structure. Estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. The Company treats lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

GUARANTOR ARRANGEMENTS

The following is a summary of the Company’s agreements that it has determined are within the scope of FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”

Product warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Given the Company’s limited operating history, prior to the first quarter of 2005, the Company used historical industry solar panel failure rates, adjusted for the differences and uncertainties associated with its manufacturing process, as a basis for the accrued warranty costs. However, since the Company has not incurred any charges to date against its warranty accrual, the Company chose not to add to its warranty accrual for 2005 as the Company believes the accrual reflects its best estimate of warranty costs on products sold to date. The Company’s current standard product warranty includes a one-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the Company has a limited operating history and its manufacturing process differs from industry standards, its experience may be different from the industry data used as a basis for its original estimate. While the Company’s methodology takes into account these uncertainties, adjustments in future periods may be required as its products mature.

The following table summarizes the activity regarding the Company’s warranty accrual:

Balance at January 1, 2003	$326,000
Accruals for warranties issued during the period	100,000

Balance at December 31, 2003	426,000
Accruals for warranties issued during the period	279,000

Balance at December 31, 2004	705,000
Accruals for warranties issued during the period	—

Balance at December 31, 2005	$705,000

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

EverQ Debt Guarantee

In November, 2005, a Credit Agreement (the “Credit Agreement”) was entered into between EverQ, Q-Cells, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. Pursuant to the Credit Agreement, the Company has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of December 31, 2005, EverQ had total obligations outstanding under this Credit Agreement of 6.5 million Euro ($7.7 million at December 31, 2005 exchange rates).

FIXED ASSETS

Fixed assets are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the straight-line method over three to seven years for all laboratory and manufacturing equipment, computers, and office equipment. Leasehold improvements are depreciated over the shorter of the remainder

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the lease’s term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that impairment is required, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, the Company has had recurring operating losses and the recoverability of its long-lived assets is contingent upon executing its business plan that includes further reducing its manufacturing costs and significantly increasing sales. If the Company is unable to execute its business plan, the Company may be required to write down the value of its long-lived assets in future periods. No impairments were required to be recognized during the years ended December 31, 2003, 2004 and 2005 for long-lived assets other than fixed assets.

REVENUE RECOGNITION

The Company recognizes revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, sales price is fixed or determinable, and collectibility is reasonably assured. The market for solar power products is emerging and rapidly evolving. The Company currently sells its solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell its products to end users throughout the world. For new customers requesting credit, the Company evaluates creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, the Company evaluates creditworthiness based on payment history and known changes in their financial condition.

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. As of December 31, 2004 and 2005, accumulated other comprehensive loss was $26,000 and $1.5 million, respectively. The $1.5 million in accumulated other comprehensive loss for 2005 mainly consists of cumulative foreign currency translation adjustments associated with the Company’s consolidation of EverQ. Comprehensive loss is reflected in the Consolidated Statement of Stockholder’s Equity, and includes other comprehensive losses plus the Company’s net losses.

STOCK-BASED COMPENSATION

The Company applies the accounting provisions of Accounting Principles Board (“APB”) Opinion 25, and related interpretations, as they relate to stock-based compensation and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards, (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company has disclosed herein pro forma net loss using the fair value based method. All stock-based awards to non-employees are accounted for at their fair market value, as calculated using the Black-Scholes model in accordance with SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Had the Company adopted SFAS 123 in prior periods, the magnitude of the impact of that standard on its results of operations would have approximated the pro forma net loss and pro forma net loss per share in the table below (in thousands, except per share data):

	2003		2004		2005
	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	per	Attributable	per	Attributable	per
	to Common	Common	to Common	Common	to Common	Common
	Stockholders	Share	Stockholders	Share	Stockholders	Share

Net loss attributable to common stockholders, as reported	$(28,472)	$(2.39)	$(22,267)	$(0.67)	$(17,316)	$(0.29)
Add: Stock-based employee compensation expense included in reported results	271	0.02	89	—	7	—
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards	(1,561)	(0.13)	(2,556)	(0.08)	(3,625)	(0.06)

Pro forma net loss attributable to common stockholders	$(29,762)	$(2.50)	$(24,734)	$(0.75)	$(20,934)	$(0.35)

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of employee options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005

Expected options term	7	7	7
Risk-free interest rate	4.0%	4.0%	4.0%
Expected dividend yield	None	None	None
Volatility	90%	90%	90%

NET LOSS PER COMMON SHARE

The Company computes net loss per common share by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net loss per common share for the years ended December 31, 2003, 2004 and 2005 does not include approximately 27.6 million, 10.7 million and 22.9 million potential shares of common stock equivalents outstanding at December 31, 2003, 2004 and 2005, respectively, as their inclusion would be antidilutive. Common stock equivalents include outstanding common stock options, common stock warrants, Series A convertible preferred stock and Convertible Debt.

SEGMENT REPORTING

The Company currently operates in a single segment: the sale of solar panels that generate electricity. The Company has no organizational structure dictated by product lines, geography or customer type. Major customer and geographic area revenue disclosures are presented in Note 12. However, the Company expects that as EverQ begins production, EverQ may be reported as its own segment in 2006. Note 13 discloses the impact EverQ had on the Company’s 2005 financial statements.

The components of net loss were as follows (in thousands):

	2003	2004	2005

United States	$(14,974)	$(19,363)	$(14,053)
Foreign	—	—	(3,263)

Net loss	$(14,974)	$(19,363)	$(17,316)

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash equivalents, marketable securities, foreign exchange contracts, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2004 and 2005. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The fair market value of forward foreign exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities.

RECENT ACCOUNTING PRONOUNCEMENTS

On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that, for public companies, delays the effective date of FASB Statement No. 123 (revised 2004). Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged. Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 to express the SEC staff’s views regarding the interaction between FAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements. SFAS No. 123R will be effective for the Company for the first quarter of 2006. The Company is in the process of assessing the impact of expensing stock options on its consolidated financial statements, and has disclosed the pro-forma financial impact in Note 1. The adoption of the SFAS 123R fair value method will have a significant adverse impact on the Company’s reported results of operations. The balance of unearned stock-based compensation to be expensed in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $6.1 million. The Company anticipates it will grant additional employee stock options and restricted stock units during 2006 as part of its normal compensation policies. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of this standard is not expected to have a material impact on our results of operations and/or equity.

3.	INVENTORY

Inventory consisted of the following at December 31, 2004 and 2005 (in thousands):

	2004	2005

Raw materials	$2,230	$2,929
Work-in-process	138	519
Finished goods	538	186

	$2,906	$3,634

During the quarter ended July 2, 2005, the Company paid $1.5 million to a key raw material supplier to secure a quantity of inventory. The prepayment is included in the Company’s balance sheet in current assets and is amortized to cost of product revenues as material is used. As of December 31, 2005, prepaid inventory was $784,000.

4.	FIXED ASSETS

Fixed assets consisted of the following at December 31, 2004 and 2005 (in thousands):

	Useful	December 31,	December 31,
	Life	2004	2005

Laboratory and manufacturing equipment	3-7 years	$20,310	$29,046
Computer and office equipment	3-7 years	457	1,235
Leasehold improvements	Lesser of 15 to 20 years	7,433	8,360
	or lease term
Assets under construction		5,084	43,199

		33,284	81,840
Less: Accumulated depreciation		(6,459)	(10,410)

		$26,825	$71,430

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the years ended December 31, 2003, 2004 and 2005 was $2.0 million, $3.5 million and $4.1 million, respectively. During 2003, the Company disposed of assets that were no longer in service that had a cost of $718,000 and associated accumulated depreciation of $205,000. These assets were associated with the Company’s single ribbon furnace technology, which were retrofitted to accommodate the Company’s double ribbon furnace technology. The asset disposal resulted in a loss of $513,000 to operations and is included in cost of product revenues. During 2004, and as a result of the Company’s successful closing of the Common Stock Private Placement consummated on June 21, 2004, the Company disposed of several pieces of manufacturing equipment in order to replace them with more technologically advanced equipment expected to increase total manufacturing capacity in its Marlboro facility to a target level of 15 megawatts. Equipment with a gross value of $3.7 million was disposed of during 2004, for no proceeds, and the Company realized a loss on disposal of $2.1 million. The loss on disposal of fixed assets is included in cost of product revenues. In addition to the equipment disposals, the Company had accelerated the rate of depreciation of some of its other equipment during 2004 that was disposed of by the end of 2004, resulting in incremental depreciation expense of approximately $533,000 for the year ended December 31, 2004, which is also included in cost of product revenues.

At December 31, 2005, $8.2 million of deposits on fixed assets under construction were on hand consisting primarily of deposits on equipment currently under construction for EverQ.

5.	INCOME TAXES

Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the following for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005

Income tax benefit at US federal statutory tax rate	$(5,091,000)	$(6,630,000)	$(5,904,000)
State income taxes, net of federal tax effect	(758,000)	(1,498,000)	(1,363,000)
Permanent items	95,000	39,000	64,000
Other	(3,000)	(136,000)	(347,000)
Change in deferred tax asset valuation allowance	5,757,000	8,225,000	7,550,000

	$—	$—	$—

As of December 31, 2005, the Company had federal and state net operating loss carryforwards estimated to be approximately $48.6 million and $36.3 million, respectively, available to reduce future taxable income and tax liabilities which begin to expire in 2009 and 2005, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $529,000 and $677,000, respectively, which begin to expire in 2010 and state Investment Tax Credit carryforwards of approximately $920,000 which begin to expire in 2006 available to reduce future tax liabilities.

Under provisions of the Internal Revenue Code of 1986, as amended, certain changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years. As a result of its May 2003 Series A convertible preferred stock financing, it is likely that an ownership change occurred within the definition of Section 382 of the Code. The Company has estimated its annual net operating loss and tax credit limitation to be approximately $800,000. The Company has reduced both federal and state net operating loss carryforwards, tax credit carryforwards, and related valuation allowances by the estimated amount likely to expire unutilized as a result of such limitation management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management of the Company has considered its history of losses and, in accordance with the applicable accounting standards, have provided a full valuation allowance against the deferred tax asset. Of the Company’s valuation allowance of $28.9 million,

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $523,000 relates to stock compensation deductions, which will be credited to additional paid in capital when realized.

Deferred tax assets consist of the following at December 31, 2004 and 2005 (in thousands):

	2004	2005

Gross deferred tax assets
Net operating loss carryforwards	$16,875	$18,736
Research and development credit carryforwards	505	976
Capitalized R&D expenses	4,493	8,071
Accrued expenses and deferred compensation	1,173	1,146
Other	489	431

Total gross deferred tax assets	23,535	29,360
Less: deferred tax liabilities
Depreciation	(998)	(414)
Deferred tax valuation allowance	(22,537)	(28,946)

Net deferred tax asset	$—	$—

Changes in federal and state tax legislation enacted during 2004 and 2005 contain numerous amendments and additions to the U.S. corporate income tax rules. While the Company continues to analyze these new provisions in order to determine their impact to its financial statements, none of these changes, either individually or in the aggregate, is expected to have a significant effect on its future income tax liability.

6.	CAPITAL STOCK

The Company has two classes of capital stock: common and preferred. At December 31, 2005, 10,650,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and approximately 4.6 million shares were reserved for issuance upon conversion of outstanding warrants issued in the Series A Private Placement and the Common Stock Private Placement.

In February 2005, the Company completed a $62.3 million common stock offering, net of offering costs of approximately $4.4 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of its Marlboro, Massachusetts manufacturing facility and the expenditures necessary for the build-out and initial operation of EverQ. A portion of the proceeds from the financing will also be used to increase research and development spending on promising next generation technologies and to explore further expansion opportunities. The Company issued 13,346,000 shares of its common stock in the offering. The shares of common stock were sold at a per share price of $5.00 (before underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of its common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s 2005 Annual Meeting of Stockholders was held on July 15, 2005. At this meeting, the stockholders approved a resolution which, among other things, increased the number of authorized shares of common stock under its 2000 Stock Option and Incentive Plan from 7,650,000 to 10,650,000. Separate resolutions were also approved which, among other things, increased the number of shares authorized under the Company’s 2000 Employee Stock Purchase Plan from 120,000 to 500,000. As of December 31, 2005, the Company had approximately 5.1 million shares of common stock remaining available for future issuance under its equity compensation plans.

The following is a summary of stock option activity:

		Weighted-
		Average
	Shares	Exercise Price

Outstanding at January 1, 2003	1,146,378	$4.84
Granted	4,137,447	1.75
Exercised	(5,500)	1.21
Terminated	(14,388)	3.65

Outstanding at December 31, 2003	5,263,937	$2.42
Granted	823,301	2.83
Exercised	(17,514)	1.19
Terminated	(319,990)	3.72

Outstanding at December 31, 2004	5,749,734	$2.41
Granted	1,312,304	6.16
Exercised	(750,518)	2.30
Terminated	(261,991)	4.11

Outstanding at December 31, 2005	6,049,529	$3.15

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information about stock options outstanding at December 31, 2005 is as follows:

		Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ — - $ 1.55	614,785	6.53	$1.06	346,785	$1.15
1.56 - 1.60	22,000	7.90	1.59	22,000	1.59
1.61 - 1.61	1,838,000	7.94	1.61	838,000	1.61
1.68 - 1.95	40,192	7.77	1.72	40,192	1.72
2.00 - 2.00	1,130,376	7.88	2.00	540,872	2.00
2.08 - 2.69	645,197	7.07	2.44	362,197	2.40
2.71 - 4.70	618,994	8.63	3.87	291,572	3.36
4.77 - 7.30	760,060	8.75	6.58	151,710	6.00
7.45 - 14.00	363,925	7.65	10.47	216,673	11.50
19.00 - 19.00	16,000	4.84	19.00	16,000	19.00

	6,049,529	7.84	$3.15	2,826,001	$3.00

At December 31, 2003, 2004 and 2005, options exercisable were 994,748, 2,265,183 and 2,826,001 respectively. Estimated weighted average fair value of options granted in fiscal years 2003, 2004 and 2005 were $1.75, $2.83 and $6.16, respectively, on the date of grant. Estimated weighted average fair value of options outstanding as of December 31, 2003, 2004 and 2005 was $2.42, $2.41 and $3.15, respectively.

On December 23, 2005, the Company granted a restricted stock award of 100,000 shares to Dr. Brown Williams, vice President of Research and Development. The restricted shares vest over a four year period. The Company recorded approximately $1.0 million in deferred compensation in stockholders’ equity in conjunction with the restricted stock grant and will amortize it over the vesting period of the grant.

On February 27, 2006, the Board of Directors of Evergreen Solar, Inc. (the “Company”) authorized the granting of up to an aggregate of 800,000 shares of the Company’s common stock as performance-based restricted share awards (the “Restricted Share Awards”) and options to purchase up to an aggregate of 335,000 shares of the Company’s common stock to Richard Feldt, Dr. Brown Williams, Dr. Terry Bailey, Richard Chleboski, Gary Pollard and Donald Muir. Vesting of the Restricted Share Awards will only occur upon the achievement of $300 million in revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, and certain gross margin and net income financial objectives. All Restricted Share Awards will expire after five years if they have not vested. All options will vest over a four year period from February 27, 2006 (the “Date of Grant”) at a rate of 25% of the shares subject to the option per year on each of the first four annual anniversaries of the Date of Grant.

8.	EMPLOYEE STOCK PURCHASE PLAN

In September 2000, the Company’s Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (“the ESPP”). Under the ESPP, eligible employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the market value of such stock. The Company’s 2005 Annual Meeting of Stockholders was held on July 15, 2005. At this meeting, the stockholders approved a resolution which amended the ESPP to includes the following material changes: (i) an increase to 500,000 in the number of shares of the Company’s common stock that may be issued under the 2000 ESPP, (ii) the elimination of the 25-share purchase limitation for each participant for a Purchase Period and the addition of a provision that instead would allow the Compensation Committee to establish a limit for each

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Period in its discretion and (iii) addition of a provision to give the Compensation Committee discretion to prospectively increase the purchase price for shares under the 2000 ESPP. As of December 31, 2005, there were approximately 8,000 shares issued under the ESPP.

9.	WARRANTS

In connection with the Series A convertible preferred stock financing transaction consummated in May 2003 (described in 6), Beacon Power Corporation purchased a warrant for $100,000, which was exercisable for 2,400,000 shares of the Company’s common stock at an exercise price of $3.37 per share. Additionally, Beacon Power Corporation purchased 892,857 shares of Series A convertible preferred stock for $1,000,000. The total proceeds of $1.1 million from Beacon Power Corporation were allocated between the Series A convertible preferred stock ($475,000) and the warrant ($625,000) based on their relative fair values. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of 2% and a term of three years. The difference between the proceeds allocated to the relative fair value of the warrant, $625,000, and the amount paid for the warrant, $100,000, or $525,000 contributed to the accretion charge of $11.7 million for the year ended December 31, 2003.

In connection with the Common Stock Private Placement consummated on June 21, 2004, the Company issued warrants to purchase up to 2,298,851 shares of its common stock to the investors participating in the financing as well as a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant are identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The warrants entitle the holders to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009. During 2005, Beacon Power Corporation sold its warrant to purchase 2,400,000 shares of the Company’s stock to CRT Capital Group, and on February 8, 2006, CRT Capital Group exercised the warrant to purchase 2,400,000 shares of the Company’s common stock resulting in proceeds to the Company of $8.1 million. Additionally, approximately 182,414 shares of common stock were issued during 2005 upon the exercise of warrants by several holders, resulting in proceeds to the Company of approximately $608,000.

The Company issued a warrant to purchase 89,955 shares of common stock to Silicon Valley Bank on August 26, 2004, as compensation for establishing the revolving credit facility. The warrant entitles Silicon Valley Bank to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or prior to August 25, 2009. The fair value of the warrant ($187,000) has been recorded as a deferred financing charge and will be charged to interest expense ratably over the term of the facility, which is twelve months. On August 15, 2005, Silicon Valley Bank executed in full a cashless exercise of its warrant, resulting in the Company issuing 41,645 shares of its common stock.

10.	EMPLOYEES’ SAVINGS PLAN

The Company established a 401(k) plan in 1996 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. The Company’s 401(k) plan provides a matching contribution of 100% of participating employee contributions, up to a maximum of $750 per year. The Company made matching contributions of $93,000, $87,000 and $0 to participating employees during the fiscal years ending December 31, 2005, 2004 and 2003, respectively.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMMITMENTS

LEASES

On March 13, 2000, the Company entered into a ten-year lease commencing July 1, 2000, for office and manufacturing space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $464,000 in the first year to $534,000 during the last year of the lease. The Company recognizes rent expense using a straight-line convention. Rent is payable on the first day of each month and is collateralized by a $414,000 standby letter of credit. In connection with this arrangement, the Company invested in a certificate of deposit pledged to a commercial bank. This certificate of deposit was classified as “restricted cash” on the December 31, 2004 and 2005 balance sheet.

On January 24, 2004, the Company entered into a six and one-half year lease for additional office and warehouse space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent of approximately $149,000. The lease was amended in December 2004 to assume more office space beginning in 2005 in consideration for a small increase in office rent.

In January 2006, the Company entered into a seven year lease for additional space dedicated mainly to research and development in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $94,000 in the first year to $171,000 during the last year of the lease. The Company recognizes rent expense using a straight-line convention.

The following is a schedule, by year, of future minimum rental payments required under all leases that have remaining non-cancelable lease terms in excess of one year as of December 31, 2005 (in thousands):

2006	$783
2007	844
2008	877
2009	892
2010	595
Thereafter	337

Total	$4,328

Occupancy expense, which includes rent, property taxes, and other operating expenses associated with both of our Marlboro locations, was $680,000, $874,000 and $969,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

LICENSE AGREEMENT

In September 1994, the Company signed an agreement to license String Ribbon technology from a professor at Massachusetts Institute of Technology. Concurrently, the Company hired the professor as a consultant. This agreement provides the Company, its successors, assigns, and legal representatives an irrevocable, worldwide right and license in and to the technology and licensed patents, including the right to make, have made, use, lease, sub-license, and sell products and to enforce any of the patent rights of the licensed patents. The license is exclusive except for rights to the licensed patents held by the U.S. Department of Energy. In exchange for these rights, the consultant earned royalties on sales of products through the third quarter of 2004. The Company incurred $54,767, $85,308 and $0 in royalty expense for the years ended December 31, 2003, 2004 and 2005, respectively. The license agreement expired in August 2004 at which point the Company no longer had any royalty obligation.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  SEGMENT INFORMATION

The Company operates as one segment. The following table summarizes the Company’s concentration of total revenue:

	2004	2005

% of total revenue
By geography:
U.S. distributors	25%	28%
U.S. Government (research revenue)	6%	1%
Germany	69%	63%
All other	—	8%

	100%	100%

By customer:
Krannich Solartechnik	44%	20%
Donauer Solartechnik	19%	19%
National Renewable Energy Laboratory (research revenue)	5%	1%
All other	32%	60%

	100%	100%

13.	EVERQ GMBH

As of December 31, 2005, the following assets, liabilities and net loss relating to EverQ was consolidated in the Company’s financial statements, prior to any eliminating entries associated with the consolidation (in thousands):

Grants receivable	$16,295
Cash	824
Other current assets	2,550
Restricted cash	1,168
Deposits on fixed assets	7,618
Fixed assets	42,508

Total assets	$70,963

Accounts payable and accrued expenses	11,054
Current portion of long term debt	5,343

Current liabilities	16,397
Deferred grants	16,284
Long term debt	7,105

Total liabilities	39,786
Shareholders’ equity	31,177

Total liabilities and stockholders’ equity	$70,963

Net loss	$(4,458)

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although EverQ has not received any grants to date, on April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval for a portion of the total grants, it will receive German government grants which, together with tax incentives expected to be received from German government authorities, would amount to approximately 28 million Euro. The grants will be amortized over the useful lives of the fixed assets for which the grants were used, in part, to acquire. The grants are subject to certain terms including, among other things, a minimum employment requirement of 350 people through December 31, 2007, and a requirement that EverQ remains in Thalheim, Germany through at least December 31, 2012, and are earned during the investment period ending on December 31, 2007.

14.	FOREIGN CURRENCY HEDGING TRANSACTIONS

In 2004, the Company began to manage its foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. As of December 31, 2004, the Company had forward currency contracts denominated in foreign currencies totaling 8.5 million Euro. At December 31, 2004, the fair market value of outstanding forward exchange contracts was $11.6 million. The Company recorded unrealized losses of approximately $683,000 for the year ended December 31, 2004, in connection with the marking to market of its forward contracts. All contracts outstanding at December 31, 2004 were settled during the first quarter of 2005 and the Company had no outstanding forward contracts as of December 31, 2005.

15.	SHORT-TERM BORROWINGS

In August 2004, the Company entered into a one-year revolving credit facility in the amount of $5.0 million with Silicon Valley Bank pursuant to a Loan and Security Agreement dated August 26, 2004 (the “Loan Agreement”), at which time the Company had drawn $1.5 million. The credit facility was collateralized by a first-priority security interest granted to Silicon Valley Bank by the Company in substantially all of the Company’s assets. The Loan Agreement was modified on October 5, 2005 to extend the expiration date of the revolving credit facility to October 31, 2005. The Company repaid the $1.5 million outstanding on the revolving credit facility on October 19, 2005 and elected not to renew the facility.

16.	LONG TERM DEBT

On June 29, 2005, the Company issued Convertible Subordinated Notes (“Notes”) in the aggregate principal amount of $90.0 million, and the Company received proceeds of $86.9 million, net of offering costs which are being amortized over the term of the Notes. Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. However, the Notes are convertible at any time prior to maturity, redemption or repurchase, into shares of the Company’s common stock at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share), subject to adjustment (approximately 12.2 million shares of common stock). On or after July 1, 2010, the Company may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price (%)

Beginning on July 1, 2010 and ending on June 30, 2011	101.250
Beginning on July 1, 2011 and ending on June 30, 2012	101.625
On July 1, 2012	100.000

The Company may redeem the Notes on or after July 6, 2008 and prior to July 1, 2010 only if the closing price of its common stock exceeds 130% of the then-current conversion price of the Notes for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the date on which

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company provides notice of redemption. The Company may be required to repurchase the Notes upon a designated event (either a termination of trading or a change in control) at a price (which will be in cash or, in the case of a change in control, cash, shares of its common stock or a combination of both) equal to 100% of the principal amount of the Notes to be repurchased plus accrued interest. Upon a change in control, the Company may under certain circumstances be required to pay a premium on redemption which will be a number of additional shares of its common stock as determined by the Company’s stock price and the effective date of the change in control.

The Notes are subordinate in right of payment to all of the Company’s future senior debt.

EverQ Long-term Debt

On December 22, 2005, EverQ received 4.0 million Euro in funding under a certain Credit Agreement (the “Credit Agreement”) dated November 9, 2005, between EverQ, Q-Cells AG, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. The long-term loan facility bears an interest rate of the Interbank Offered Rate (“EURIBOR”) plus between 1.75% and 2.75% depending on whether EverQ meets certain financial targets specified in the Credit Agreement (or 4.84% at December 31, 2005). The short-term loan facility bears an interest rate of EURIBOR plus 2.75% (or 5.44% as of December 31, 2005) and the short-term revolving credit facility bears an interest rate of 7.5% (or 8.04% as of December 31, 2005). In the event of a default by EverQ, Evergreen has agreed to relinquish certain rights to certain assets of EverQ which collateralize EverQ’s repayment obligations under the Credit Facility. In addition, pursuant to the Credit Agreement, Evergreen has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of December 31, 2005, the total amount of debt outstanding relating to the Credit Agreement was $7.7 million, of which $4.1 million is classified as current in the Company’s balance sheet (all amounts translated using rates in effect as of December 31, 2005).

17.	SUBSEQUENT EVENTS

On February 21, 2006, the Company announced that it has had entered into a four-year supply contract with S.A.G. Solarstrom AG (S.A.G.), based in Freiburg, Germany. The agreement calls for the Company to ship approximately $100 million of photovoltaic modules to S.A.G. over the next four years.

On February 28, 2006, the Company announced that it has entered into a multi-year supply contract with Global Resource Options, Inc. (GRO), a Vermont-based solar power distributor and system integrator. The agreement calls for the Company to ship approximately $88 million of photovoltaic modules to GRO over the next four years.

On March 15, 2006, the Company announced that it has entered into a multi-year supply contract with Donauer Solartechnik (Donauer), a German-based solar power distributor. The agreement calls for us to ship approximately $125 million of photovoltaic modules to Donauer over the next four years.

As of March 13, 2006, EverQ had drawn an additional 11 million Euro (approximately $13 million at current exchange rates) on its credit facility with Deutsche Bank.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	UNAUDITED QUARTERLY RESULTS

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

QUARTERLY STATEMENT OF OPERATIONS

	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Apr 2,	Jul 2,	Oct 1,	Dec 31,
	2004	2004	2004	2004	2005	2005	2005	2005
	(In thousands, except per share data)
	Unaudited

Revenues:
Product revenues	$2,830	$4,541	$5,604	$9,265	$10,287	$10,679	$11,092	$11,569
Research revenues	262	229	369	436	235	—	94	76

Total revenues	3,092	4,770	5,973	9,701	10,522	10,679	11,186	11,645

Operating expenses:
Cost of product revenues	4,553	9,161	7,230	8,773	9,936	10,018	9,934	10,066
Research and development expenses, including costs of research revenues	902	995	1,335	1,699	2,325	2,647	3,065	3,424
Selling, general and administrative expenses	1,673	1,662	2,126	2,336	1,960	2,992	3,115	4,207

Total operating expenses	7,128	11,818	10,691	12,808	14,221	15,657	16,114	17,697

Operating loss	(4,036)	(7,048)	(4,718)	(3,107)	(3,699)	(4,978)	(4,928)	(6,052)
Other income (loss), net
Foreign exchange gains (losses), net	8	(1)	40	(665)	280	(194)	48	(129)
Gain on sale of EverQ interest to REC	—	—	—	—	—	—	—	527
Interest income (expense), net	65	47	71	(19)	158	397	7	52

Loss from operations before minority interest	(3,963)	(7,002)	(4,607)	(3,791)	(3,261)	(4,775)	(4,873)	(5,602)
Minority interest in EverQ	—	—	—	—	41	282	310	562

Net loss	(3,963)	(7,002)	(4,607)	(3,791)	(3,220)	(4,493)	(4,563)	(5,040)
Accretion, dividends and conversion premiums on Series A convertible preferred stock	(665)	(2,239)	—	—	—	—	—	—

Net loss attributable to common stockholders	$(4,628)	$(9,241)	$(4,607)	$(3,791)	$(3,220)	$(4,493)	$(4,563)	$(5,040)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.30)	$(0.44)	$(0.10)	$(0.08)	$(0.06)	$(0.07)	$(0.07)	$(0.08)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	15,489	20,840	47,523	47,534	54,914	60,973	61,178	61,510

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activity in the Company’s valuation and qualifying accounts (in thousands):

	Balance at
	Beginning	Charged to		Balance at
Description	of Period	Operations	Deductions	End of Period

Year ended December 31, 2003
Reserves and allowances:
Valuation allowance for deferred tax assets	17,151	5,757	—	22,908
Allowance for doubtful accounts	140	87	—	227
Year ended December 31, 2004
Reserves and allowances:
Valuation allowance for deferred tax assets	22,908	8,225	(8,596)	22,537
Allowance for doubtful accounts & sales discounts	227	28	(171)	84
Year ended December 31, 2005
Reserves and allowances:
Valuation allowance for deferred tax assets	22,537	7,550	(1,141)	28,946
Allowance for doubtful accounts & sales discounts	84	(19)	—	65

Schedule – 1 – Condensed Financial Information of the Registrant
Condensed Balance Sheets

	December 31,	December 31,
	2004	2005

ASSETS
Total current assets	$22,482	$126,999
Restricted cash	414	414
Investment in EverQ	—	24,617
Loans to EverQ	—	4,765
Deferred financing costs	—	2,877
Deposits on fixed assets	—	599
Fixed assets, net	26,825	28,923

Total assets	$49,721	$189,194

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Total current liabilities	8,201	7,079
Subordinated convertible notes	—	90,000
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 47,541,823 and 61,965,231 issued and outstanding at December 31, 2004 and December 31, 2005, respectively	475	620
Additional paid-in capital	116,764	182,345
Deferred compensation	—	(1,036)
Accumulated deficit	(75,693)	(89,745)
Accumulated other comprehensive loss	(26)	(69)

Total stockholders’ equity	41,520	92,115

Total liabilities, convertible preferred stock and stockholders’ equity	$49,721	$189,194

Schedule – 1 – Condensed Financial Information of the Registrant
Condensed Statements of Operations

	For the Years Ended December 31,
	2003	2004	2005

Revenues:
Product revenues	$7,746	$22,240	$43,627
Research revenues	1,565	1,296	405

Total revenues	9,311	23,536	44,032

Operating expenses:
Cost of product revenues	15,379	29,717	39,954
Research and development expenses, including costs of research revenues	3,791	4,931	9,753
Selling, general and administrative expenses	5,337	7,797	9,678

Total operating expenses	24,507	42,445	59,385

Operating loss	(15,196)	(18,909)	(15,353)
Other income (loss), net	222	(454)	1,298

Net loss	(14,974)	(19,363)	(14,055)
Accretion, dividends and conversion premiums on Series A convertible preferred stock	(13,498)	(2,904)	—

Net loss attributable to common stockholders	$(28,472)	$(22,267)	$(14,055)

Net loss per share attributable to common stockholders (basic and diluted)	$(2.39)	$(0.67)	$(0.24)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,899	33,204	59,631

Schedule – 1 – Condensed Financial Information of the Registrant
Condensed Statement of Cash Flows

	For the Years Ended December 31,
	2003	2004	2005

Net cash used in operating activities	$(9,362)	$(15,264)	$(11,477)
Net cash used in investing activities	(15,848)	(2,051)	(118,126)
Net cash flow provided by financing activities	28,636	18,074	154,142

Net increase in cash and cash equivalents	3,426	759	24,539
Cash and cash equivalents at beginning of year	1,194	4,620	5,379

Cash and cash equivalents at end of year	$4,620	$5,379	$29,918

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 16th day of March, 2006, thereunto duly authorized.

EVERGREEN SOLAR, INC.

By:	/s/ Richard M. Feldt
Richard M. Feldt
Chief Executive Officer,
President and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THERE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Feldt and Donald M. Muir, and each of them his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard M. Feldt Richard M. Feldt	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2006

/s/ Donald M. Muir Donald M. Muir	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Michael El-Hillow Michael El-Hillow	Chairman of the Board of Directors	March 16, 2006

/s/ Philip J. Deutch Philip J. Deutch	Director	March 16, 2006

/s/ Allan H. Cohen Allan H. Cohen	Director	March 16, 2006

/s/ Edward C. Grady Edward C. Grady	Director	March 16, 2006

Name	Title	Date

/s/ Dr. Gerald L. Wilson Dr. Gerald L. Wilson	Director	March 16, 2006

/s/ Timothy Woodward Timothy Woodward	Director	March 16, 2006