Form 10-Q
period 2006-04-01
EVERGREEN SOLAR INC
filed 2006-05-11
CIK 947397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Large accelerated filer ☐           Accelerated Filed ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 1, 2006, the registrant has 66,811,804 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2006

CONCERNS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of the Company may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding the Company’s future growth, revenue, earnings and gross margins improvement; future warranty expenses; benefits and expenses resulting from EverQ; contributions by our strategic partners Q-Cells AG and Renewable Energy Corporation to EverQ and the successful integration of our proprietary technologies; our future equity ownership position in EverQ; receipt of public grant awards; capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies; pursuit of future research contracts that are not part of our current ongoing research activities; costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses, business growth and our status as a public company; shifts in our geographic product revenue mix; international expansion of strategic partnerships, manufacturing operations and distribution networks; operating efficiency of manufacturing facilities including increases in manufacturing scale and technological improvements; the occurrence of and the use of proceeds from sales of our securities; the sufficiency of our cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility to satisfy our anticipated cash requirements; sufficiency of our insurance levels for product liability claims; payment of cash dividends; use of derivative financial instruments to manage foreign currency exchange risks; the potential impact of our critical accounting policies and changes in financial accounting standards or practices; the Company’s plans for the EverQ facility; the Company’s goal of transitioning to thin wafer production and the expected timing and results of such transition; the expected timing of the EverQ facility becoming fully operational; the expected demand for solar energy; expectations regarding product performance and cost and technological competitiveness; expectations regarding future silicon supply from Renewable Energy Corporation and the Company’s ability to enter into additional contracts to secure its silicon supply; the anticipated benefits of the Company’s String Ribbon technology; the making of strategic investments and the expectation of future benefit from them; the development of the quad technology platform and its potential effects on crystal growth; the Company’s position in the solar power market; and the Company’s ability to reduce the costs of producing solar products and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by customers, suppliers and partners, and other risks and uncertainties described herein, including but not limited to the items discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II of this report and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), copies of which may be accessed through the SEC’s web site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	April 1,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$30,742	$40,689
Marketable securities	85,465	73,007
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $65 and $59 at December 31, 2005 and April 1, 2006, respectively	4,124	5,832
Grants receivable	16,295	21,753
Inventory	3,634	6,128
Interest receivable	541	749
Other current assets	4,052	6,535

Total current assets	144,853	154,693

Deposits	8,217	511
Restricted cash	1,582	1,974
Deferred financing costs	2,877	2,767
Fixed assets, net	71,430	98,717

Total assets	$228,959	$258,662

Liabilities, minority interest and stockholders’ equity
Current liabilities:
Accounts payable	$12,210	$13,080
Short term borrowings	4,131	14,558
Other accrued expenses	1,625	5,406
Accrued employee compensation	1,778	1,481
Accrued debt interest	—	1,140
Accrued warranty	705	705

Total current liabilities	20,449	36,370

Subordinated convertible notes	90,000	90,000
Deferred grants	16,284	21,204
Other long-term debt	3,553	9,705

Total liabilities	130,286	157,279

Minority interest in EverQ	11,223	10,000

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,965,231 and 66,161,031 issued and outstanding at December 31, 2005 and April 1, 2006, respectively	620	663
Additional paid-in capital	182,345	192,915
Accumulated deficit	(93,009)	(101,149)
Deferred compensation	(1,036)	—
Accumulated other comprehensive loss	(1,470)	(1,046)

Total stockholders’ equity	87,450	91,383

Total liabilities, minority interest and stockholders’ equity	$228,959	$258,662

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	April 2,	April 1,
	2005	2006
Revenues:
Product revenues	$10,287	$11,566
Research revenues	235	325

Total revenues	10,522	11,891

Cost of revenue:
Product revenue costs	9,936	13,016
Research revenue costs	235	325

Total cost of revenue	10,171	13,341

Gross margin	351	(1,450)
Operating expenses:
Research and development expenses	2,090	4,193
Selling, general and administrative expenses	1,960	4,399

Total operating expenses	4,050	8,592

Operating loss	(3,699)	(10,042)

Other income
Foreign exchange gains, net	280	540
Interest income	175	1,339
Interest expense	(17)	(1,461)

Loss from operations before minority interest	(3,261)	(9,624)
Minority interest in EverQ	41	1,484

Net loss	$(3,220)	$(8,140)

Net loss per share (basic and diluted)	$(0.06)	$(0.13)

Weighted average shares used in computing basic and diluted net loss per share	54,914	63,771
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter ended
	April 2,	April 1,
	2005	2006
Cash flows from operating activities:
Net loss	$(3,220)	$(8,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	867	1,465
Amortization of deferred grant credits	—	(58)
Loss on disposal of fixed assets	—	15
Minority interest in EverQ	(41)	(1,484)
Amortization of convertible debt financing costs	—	110
Bad debt expense and provision for early payment discounts	(27)	(6)
Amortization (accretion) of bond premiums	6	(377)
Compensation expense associated with employee stock options	—	1,168
Changes in operating assets and liabilities:
Accounts receivable	1,194	(1,701)
Interest payable	—	1,139
Inventory	(245)	(2,466)
Interest receivable	(144)	(209)
Other current assets	(360)	(2,874)
Accounts payable	(741)	671
Accrued expenses	(1,223)	3,453

Net cash used in operating activities	(3,934)	(9,294)

Cash flows from investing activities:
Purchases of fixed assets	(942)	(27,577)
Decrease in deposits on fixed assets under construction	—	7,872
Increase in restricted cash	—	(360)
Purchases of marketable securities	(10,892)	(18,954)
Proceeds from sale and maturity of marketable securities	557	31,750

Net cash used in investing activities	(11,277)	(7,269)

Cash flows from financing activities:
Financing costs on issuance of common stock	(4,396)	—
Proceeds from the issuance of common stock, net of offering costs	66,731	—
Increase in long-term debt	—	6,044
Increase in short-term debt	—	10,187
Capital contribution to EverQ from minority interest holder	614	—
Proceeds from exercise of warrants	—	9,388
Proceeds from exercise of stock options, and shares purchased under Employee Stock Purchase Plan	17	1,094

Net cash flow provided by financing activities	62,966	26,713

Effect of exchange rate changes on cash and cash equivalents	—	(203)

Net increase in cash and cash equivalents	47,755	9,947

Cash and cash equivalents at beginning of period	5,379	30,742

Cash and cash equivalents at end of period	$53,134	$40,689

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2005. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 16, 2006. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position at April 1, 2006, the results of operations for the quarters ended April 1, 2006 and April 2, 2005, and the cash flows for the year-to-date periods ended April 1, 2006 and April 2, 2005. The balance sheet at December 31, 2005 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2006.
The condensed consolidated interim financial statements include the accounts of the Company’s wholly owned subsidiaries, Evergreen Solar Securities, Inc. and Evergreen Solar GmbH. All material intercompany accounts and transactions have been eliminated. The Company currently owns a 64% share in EverQ GmbH, a strategic partnership with Q-Cells AG, or Q-Cells, and Renewable Energy Corporation ASA, or REC. The Company consolidates the financial statements of EverQ in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The functional currency for Evergreen Solar GmbH and EverQ is the Euro. Revenues and expenses of Evergreen Solar GmbH and EverQ are translated into U.S. dollars at the average rates of exchange during the quarter, and assets and liabilities are translated into U.S. dollars at quarter-end rates of exchange.
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
For the first quarter of 2006, the Company has presented a gross margin subtotal in its condensed consolidated statement of operations, and has similarly presented an equivalent subtotal for the comparative period in 2005.
Stock-based Compensation
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which is the vesting periods, less estimated forfeitures. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the date of adoption. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures. See Note 6 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense in accordance with SFAS 123R.

2. Net Loss per Common Share
The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended April 2, 2005 and April 1, 2006 does not include approximately 11.4 million and 21.2 million potential shares of common stock equivalents outstanding at April 2, 2005 and April 1, 2006, respectively, as their inclusion would be anti-dilutive.
3. Inventory
Inventory consisted of the following at December 31, 2005 and April 1, 2006 (in thousands):

	December 31,	April 1,
	2005	2006
Raw materials	$2,929	$4,150
Work-in-process	519	1,842
Finished goods	186	136

	$3,634	$6,128

4. Fixed Assets
Fixed assets consisted of the following at December 31, 2005 and April 1, 2006 (in thousands):

	Useful	December 31,	April 1,
	Life	2005	2006
Laboratory and manufacturing equipment	3-7 years	$29,046	$54,942

Computer and office equipment	3-7 years	1,235	1,525

Leasehold improvements	Lesser of 15 to 20 years or lease term	8,360	8,360

Assets under construction		43,199	45,718

		81,840	110,545
Less: Accumulated depreciation		(10,410)	(11,828)

		$71,430	$98,717

5. Guarantor Arrangements
The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
Product Warranty
The Company’s current standard product warranty includes a one-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. The Company has provided for estimated future warranty costs of $705,000, representing its best estimate of the likely expense associated with fulfilling its obligations under such warranties. Given the Company’s limited operating history, prior to the first quarter of 2005, the Company used historical industry solar panel failure rates, adjusted for the differences and uncertainties associated with its manufacturing process, as a basis for the accrued warranty costs. However, since the Company has not incurred any charges to date against its warranty accrual, the Company chose not to add to its warranty accrual in the period ended April 1, 2006 as the Company believes the accrual reflects its best estimate of warranty costs on products sold to date. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
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
EverQ Debt Guarantee
In November 2005, a Credit Agreement (the “Credit Agreement”) was entered into between EverQ, Q-Cells, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. Pursuant to the Credit Agreement, the Company has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of April 1, 2006, EverQ had total obligations outstanding under this Credit Agreement of 20.0 million Euro ($24.3 million at April 1, 2006 exchange rates).
Letters of Credit
The Company maintains a letter of credit for the benefit of a landlord of its manufacturing facility in Marlboro, Massachusetts for $414,000, which is required under the terms of the lease and expires upon termination of the lease in 2010. In addition, EverQ maintains two separate guarantees for equipment vendors totaling approximately 1.3 million Euro (approximately $1.6 million at April 1, 2006 exchange rates). The amount of cash guaranteeing the letters of credit is classified as restricted cash on the Company’s balance sheet. To the extent that EverQ’s cash balance is not sufficient to cover the letters of credit, availability under EverQ’s working capital line of credit facility with Deutsche Bank is reduced by the amount of this shortfall.
6. Stock Based Compensation
The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

Quarter Ended
April 1, 2006
Cost of product revenues	$113
Research and development expenses, including costs of research revenues	329
Selling, general and administrative expenses	726

Total	$1,168

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the quarter ended April 1, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

Quarter Ended
April 1, 2006
Expected option term (years)	6.25
Expected volatility factor	130%
Risk-free interest rate	4.9%
Expected annual dividend yield	0%
The Company’s expected option term assumption was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options. The expected stock volatility factor was determined using historical daily price changes of the Company’s common stock. The Company bases the risk-free interest rate that is used in the option valuation model on U.S. Treasury securities issued with maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.
Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for its stock-based employee compensation plans under APB Opinion No. 25. Accordingly, no compensation cost was recorded as all options granted had an exercise price of at least equal to the fair market value of the underlying common stock on the date of the grant.
The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net loss and net loss per share for quarter ended April 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to share-based employee awards.

	Quarter Ended
	April 2, 2005
		Net Loss
		Per
		Basic & Diluted
	Net Loss	Share
Net loss as reported	$(3,220)	$(0.06)
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(710)	(0.01)

Pro forma net loss	$(3,930)	$(0.07)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Quarter Ended
April 2, 2005
Expected option term (years)	7.00
Expected volatility factor	90%
Risk-free interest rate	4.0%
Expected annual dividend yield	0%

Stock Incentive Plans
The Company is authorized to issue up to 10,650,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”). The purpose is to encourage employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All options granted will expire ten years from their date of issuance. Incentive stock options generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.
Stock option activity under all of the Company’s stock plans for the quarter ended April 1, 2006 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1 , 2006	6,049,529	$3.15
Granted	583,000	14.71
Exercised	(400,231)	2.36
Terminated	(137,250)	2.85

Outstanding at April 1, 2006	6,095,048	$4.36

The following table summarizes information about stock options outstanding at April 1, 2006:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$0.43	—	$1.60	464,562	5.62	$1.28	300,562	$1.14
1.61	—	1.61	1,738,000	7.69	1.61	738,000	1.61
1.68	—	2.17	1,220,779	7.23	2.01	641,525	2.03
2.19	—	6.50	1,232,051	7.96	3.79	552,856	3.66
6.51	—	19.00	1,439,656	8.90	11.17	382,895	10.06

			6,095,048	7.78	$4.36	2,615,838	$3.33

In addition to the stock option activity summarized in the table above, during the first quarter of 2006, the Company also awarded 188,586 restricted shares of the Company’s common stock as part of its stock compensation plan. On December 23, 2005, the Company granted a restricted stock award of 100,000 shares to Dr. Brown Williams, Vice President of Research and Development. Additionally, on February 27, 2006, the Board of Directors of the Company authorized the granting of up to an aggregate of 800,000 shares of the Company’s common stock as performance-based restricted share awards (the “Restricted Share Awards”) to Richard Feldt, Dr. Brown Williams, Dr. J. Terry Bailey, Richard Chleboski, Gary Pollard and Donald Muir. Vesting of the Restricted Share Awards will only occur upon the achievement of $300 million in revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, and certain gross margin and net income financial performance targets, all assessed on a fiscal year basis without accumulation. All Restricted Share Awards will expire after five years if they have not vested. All options will vest over a four year period from February 27, 2006 (the “Date of Grant”) at a rate of 25% of the shares subject to the option per year on each of the first four annual anniversaries of the Date of Grant. The Company has assumed that none of the performance-based restricted share awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company will evaluate the likelihood of reaching the performance requirements periodically.
Restricted stock award activity under the Company’s stock plans for the quarter ended April 1, 2006 is summarized as follows:

		Weighted-
		Average
		Grant-date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	100,000	$10.42
Granted	988,586	14.92
Vested	(1,061)	16.20
Terminated	—	—

Nonvested at April 1, 2006	1,087,525	$14.51

The weighted average grant-date fair value of stock options granted during the quarter ended April 1, 2006 was $13.40. The aggregate intrinsic value of outstanding options as of April 1, 2006 was $67.3 million, of which $31.6 million were vested. The aggregate intrinsic value of outstanding restricted stock awards, including performance-based awards, as of April 1, 2006 was $16.8 million. The intrinsic value of options exercised during the quarter ended April 1, 2006 was $5.0 million. As of April 1, 2006, there was $15.0 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. Additionally, there was $3.6 million of total unrecognized compensation cost related to unvested restricted stock awards (excluding performance-based awards that have been assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 3.9 years.
7. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. At April 1, 2006, 10,650,000 shares of common stock were authorized for issuance under the 2000 Plan and approximately 1.8 million shares were reserved for issuance upon conversion of outstanding warrants issued in connection with the Series A Private Placement and the Common Stock Private Placement.
In connection with the Company’s Common Stock Private Placement consummated on June 21, 2004, the Company issued warrants to purchase up to 2,298,851 shares of its common stock to the investors participating in the financing as well as a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant are identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The warrants entitle the holders to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009.
In connection with the Series A convertible preferred stock financing transaction consummated in May 2003, Beacon Power Corporation purchased a warrant for $100,000, which was exercisable for 2,400,000 shares of the Company’s common stock at an exercise price of $3.37 per share. During 2005, Beacon Power Corporation sold this warrant to CRT Capital Group, and on February 8, 2006, CRT Capital Group exercised the warrant to purchase 2,400,000 shares of the Company’s common stock resulting in proceeds to the Company of $8.1 million. In addition to this exercise, other holders of warrants associated with the Company’s Common Stock Private Placement exercised their warrants to purchase 389,828 shares of the Company’s common stock resulting in proceeds to the Company of approximately $1.3 million during the first quarter of 2006.
8. EverQ GmbH
As of April 1, 2006, the following assets, liabilities and net loss relating to EverQ were included in the Company’s consolidated financial statements (in thousands):

	As of
	December 31,	April 1,
	2005	2006
Cash	$824	$568
Grants receivable	16,295	21,753
Inventory	317	2,659
Other current assets	2,233	4,817

Current assets	19,669	29,797

Fixed assets and deposits on fixed assets under construction	50,126	66,661
Restricted cash	1,168	1,560

Total assets	$70,963	$98,018

Accounts payable and accrued expenses	$11,054	$14,931
Current portion of long-term debt	5,343	14,558

Current liabilities	16,397	29,489

Deferred grants	16,284	21,204
Long-term debt	7,105	19,547

Total liabilities	$39,786	$70,240

Shareholder’s equity	$31,177	$27,778

Total liabilities & stockholder’s equity	$70,963	$98,018

	Quarter ended
	April 2, 2005	April 1, 2006
Net loss	$164	$4,121
Although EverQ has not received any grant funds to date, on April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval for a portion of the total grants, it will receive German government grants which, together with tax incentives expected to be received from German government authorities, would amount to approximately 28 million Euro. The grants will be amortized over the useful lives of the fixed assets for which the grants were used, in part, to acquire. The grants are subject to certain terms including, among other things, a minimum employment requirement of 350 people through December 31, 2007, and a requirement that EverQ remains in Thalheim, Germany through at least December 31, 2012, and are earned during the investment period ending on December 31, 2007. If such terms are not fully complied with, EverQ may have to refund a portion of the grants originally received.
9. Segment Information
The Company operates as one segment. The following table summarizes the Company’s concentration of total revenue:

	Quarter Ended
	April 2,	April 1,
	2005	2006
By geography:
U.S. distributors	25%	31%
U.S. Government (research revenue)	2%	3%
Germany	68%	64%
All other	5%	2%

	100%	100%

By customer:
Krannich Solartechnik	30%	11%
Donauer Solartechnik	18%	17%
All other	52%	72%

	100%	100%

10. Accumulated Other Comprehensive Loss
Accumulated comprehensive loss consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income as of April 2, 2005 and April 1, 2006, respectively (in thousands):

	Quarter Ended
	April 2,	April 1,
	2005	2006
Net loss	$(3,220)	$(8,140)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(16)	(38)
Cumulative translation adjustments	—	462

Total comprehensive loss	$(3,236)	$(7,716)

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
The Company incurred financing costs of approximately $3.1 million which are being amortized ratably over the term of the notes, which is seven years. For the quarter ended April 1, 2006, the Company recorded $1.1 million in interest expense associated with the Notes.
EverQ Long-term Debt
EverQ entered into a certain Credit Agreement (the “Credit Agreement”) dated November 9, 2005, between EverQ, Q-Cells AG, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. The Facility A interest rate is the Interbank Offered Rate (“EURIBOR”) plus between 1.75% and 2.75% depending on whether EverQ meets certain financial targets specified in the Credit Agreement. The Facility B interest rate is EURIBOR plus 2.75% and the Facility C interest rate is 7.5%. In the event of a default by EverQ, Evergreen has agreed to relinquish certain rights to certain assets of EverQ which collateralize EverQ’s repayment obligations under the Credit Facility. In addition, pursuant to the Credit Agreement, Evergreen has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of April 1, 2006, the total amount of debt outstanding relating to the Credit Agreement was 20.0 million Euro (approximately $24.3 million at April 1, 2006 exchange rates); of which 12.0 million Euro (approximately $14.6 million at April 1, 2006 exchange rates) is classified as current in the Company’s balance sheet.
Evergreen Solar Loan to EverQ
In November 2005, the Company entered into a Shareholder Loan Agreement to provide EverQ with a loan totaling 8.0 million Euro. Under the terms of the Shareholder Loan Agreement, the loan bears a fixed interest rate of 5.4%, has a term of four years and is subordinated to all other outstanding debt of EverQ. The loan must be repaid in full if the Company’s ownership interest in EverQ falls below 50% or if the Master Joint Venture Agreement of EverQ is terminated under certain circumstances. As of April 1, 2006, 8.0 million Euro ($9.8 million at April 1, 2006 exchange rates) of the loan was outstanding and is eliminated in the Company’s balance sheet consolidation. Additionally, during April 2006, the Company provided EverQ with an advance of 850,000 Euro ($1.1 million at April 1, 2006 exchange rates) in anticipation of the EverQ shareholders providing EverQ with a second shareholder loan agreement. During April 2006, the Company entered into a second shareholder loan agreement with EverQ pursuant to which the Company has agreed to lend $4.7 million to EverQ, with substantially the same terms as the first shareholder loan.
12. Recent Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.
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
EverQ began production during the first quarter and shipped its first product to customers in April. We expect EverQ to be at full capacity by the fourth quarter of 2006. The EverQ manufacturing facility is expected to have an initial capacity of 30 megawatts (“MW”). Dependent upon the success of the initial operations of this facility the partners intend over the long-term, if economically viable, to expand the capacity of this facility up to approximately 120 MW.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated financial statements in accordance with generally accepted accounting principals requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, if applicable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005, we believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Warranty
Given our limited operating history, prior to the first quarter of 2005, we used historical industry solar panel failure rates, adjusted for the differences and uncertainties associated with our manufacturing process, as a basis for the accrued warranty costs. However, since we have not incurred any charges to date against our warranty accrual, we chose not to add to our warranty accrual this period as we believe that the accrual reflects our best estimate of warranty costs on products sold to date. We intend to maintain this policy until future evidence or claims history enables us to more accurately estimate our exposure. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce our warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
Sales Discount Allowance
During the first quarter of 2005, we began offering certain customers early payment discounts as an incentive aimed at improving our short-term cash flow. We estimate the allowance for sales discounts based on actual and historical payment practices of customers, and record provisions at the time when revenue is recognized. While our methodology takes into account these uncertainties, adjustments in future periods may be required as our customers change their payment practices. For the quarter period ended April 1, 2006, total sales discounts taken was $79,000. However, during the first quarter of 2006, we discontinued offering such sales discounts to our customers.
Stock-based Compensation
On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. We selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which is the vesting periods, less estimated forfeitures. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the date of adoption. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures. See Note 6 of our condensed consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense in accordance with SFAS 123R.
RESULTS OF OPERATIONS
Revenues. Total revenues for the Company consist of revenues from the sale of products and, to a lesser extent, research revenues. Product revenues consist of revenues from the sale of solar cells, panels and systems. Research revenues consist of revenues from various state and federal government agencies to fund our ongoing research, development, testing and enhancement of our products and manufacturing technology. Our current intention is not to pursue contracts that are not part of our ongoing research activities. We recognize research revenues as services are rendered.
Cost of product revenues. Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent, compensation costs associated with our equity compensation plans, warranty costs, and other support expenses associated with the manufacture of our solar power products.
Research and development expenses, including cost of research revenues. Research and development expenses, including cost of research revenues, consist primarily of salaries and related personnel costs, compensation costs associated with our equity compensation plans, consulting expenses, and prototype costs related to the design, engineering, development, testing and enhancement of our products, manufacturing equipment and manufacturing technology. We expense our research and development costs as incurred. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers. As a result, we expect that our total research and development expenses will increase in the future.
Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel costs, compensation costs associated with our equity compensation plans, professional fees, rent, insurance and other selling and administrative expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts, hire additional sales personnel and initiate additional marketing programs. We expect that general and administrative expenses will increase as we add personnel and incur additional costs related to the growth of our business.
Minority interest. For the quarter ended April 1, 2006, EverQ incurred losses from continuing operations of $4.1 million, all of which are consolidated in our financial statements. However, $1.5 million represents the portion of EverQ losses attributable to the Q-Cells and REC minority interest for the quarter ended April 1, 2006.
Comparison of Quarters Ended April 1, 2006 and April 2, 2005
Revenues. Our product revenues for the quarter ended April 1, 2006 were $11.6 million, an increase of $1.3 million, or 12%, from $10.3 million for the quarter ended April 2, 2005. The increase in product revenues was due to the increased production capacity of our manufacturing facility in Marlboro, our increased marketing and sales activities, and higher average selling prices. Research revenues for the quarter ended April 1, 2006 were $325,000, an increase of $90,000 from $235,000 for the quarter ended April 2, 2005. Research revenue increased as activity associated with our active research contract with the National Renewable Energy increased.
International product sales accounted for approximately 66% of total revenues for the quarter ended April 1, 2006, and 73% for the quarter ended April 2, 2005. The decrease in customer concentration experienced in the first quarter was due to our efforts to expand our customer base worldwide. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.
The following table summarizes our concentration of total revenue:

	Quarter Ended
	April 2,	April 1,
	2005	2006
By geography:
U.S. distributors	25%	31%
U.S. Government (research revenue)	2%	3%
Germany	68%	64%
All other	5%	2%

	100%	100%

By customer:
Krannich Solartechnik	30%	11%
Donauer Solartechnik	18%	17%
All other	52%	72%

	100%	100%

Cost of product revenues. Our cost of product revenues for the quarter ended April 1, 2006 was $13.0 million, an increase of $3.1 million, or 31%, from $9.9 million for the quarter ended April 2, 2005. Most of the increase was due to planned costs of approximately $2.5 million associated with the start-up of the EverQ manufacturing facility, an increase in materials consumption and labor costs associated with higher production volumes. Product gross margin for the quarter ended April 1, 2006 was negative 12.5% versus 3.4% for the quarter ended April 2, 2005. The decrease in product gross margin primarily resulted from expected costs of approximately $2.5 million associated with the start-up of the EverQ manufacturing facility, incremental costs associated with completing the conversion to thin-wafer production in Marlboro and, in conjunction with new reporting standards, stock-based compensation expense related to Evergreen’s equity compensation plans, offset partially by the cost savings from manufacturing productivity and efficiency improvements realized during the past four quarters.

Due to the relatively large component of fixed costs, product gross margins generated at our Marlboro facility are highly dependent on sales volumes and prices. We realize positive gross margins when our Marlboro manufacturing facility operates at near its target capacity of 15 megawatts. However, we expect that significant portions of manufacturing capacity at our Marlboro manufacturing facility will be dedicated to research and development programs for purposes of achieving faster commercialization of technology improvements, which will keep gross margins lower than could potentially be realized. Further improvements in gross margin will result from increases in manufacturing scale and technology improvements. For example, during 2006 we will demonstrate the capability of our quad-ribbon technology, which grows four wafers out of a single furnace compared to two wafers grown out of our current furnace technology and has the potential to significantly reduce the manufacturing cost of growing silicon wafers. Further capacity expansion beyond 15 megawatts as well as further process and technology improvements will be required to achieve overall profitability. However, we expect that product gross margins, on a consolidated basis, will improve as the EverQ facility reaches full capacity sometime in the second half of 2006.
Research and development expenses, including cost of research revenues. Our research and development expenses, including cost of research revenues, for the quarter ended April 1, 2006 were $4.5 million, an increase of $2.2 million, or 94%, from $2.3 million for the quarter ended April 2, 2005. Approximately 65% of the increase was due mainly to increased labor and materials costs associated with internal initiatives aimed to improve our manufacturing technology and activities associated with the planning for the next manufacturing capacity expansion, approximately 14% of the increase was due to compensation costs associated with our equity compensation plans, and most of the remainder of the increase was due to additional costs associated with expanded R&D office and laboratory space acquired during the quarter.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended April 1, 2006 were $4.4 million, an increase of $2.4 million, or 124%, from $2.0 million for the quarter ended April 2, 2005. Approximately 39% of the increase was due to increased compensation costs associated with personnel and our equity compensation plans, approximately 31% of the increase was due to activities associated with EverQ and most of the remainder was due to increases in legal and accounting fees.
Other income. Other income for the period ended April 1, 2006 was comprised of $540,000 in net foreign exchange gains, $1.3 million in interest income, $1.5 million in interest expense. Other income for the quarter ended April 2, 2005 consisted of $280,000 in net foreign exchange gains, $175,000 in interest income and $17,000 in interest expense. The increase in interest income was due to the larger cash, cash equivalents and marketable securities balances due to the 2005 common stock and subordinated convertible debt financings. Interest expense increased due to interest charges associated with the subordinated convertible debt issued in June 2005 and increased debt associated with the EverQ loan facility with Deutsche Bank.
Net loss attributable to common stockholders. Net loss attributable to common stockholders was $8.1 million and $3.2 million for the quarters ended April 1, 2006 and April 2, 2005, respectively.
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At April 1, 2006, we had working capital of $118.3 million, including cash, cash equivalents and marketable securities of $113.7 million.
Net cash used in operating activities was $9.3 million for the quarter ended April 1, 2006, as compared to $3.9 million for the quarter ended April 2, 2005. Cash used in operating activities in the period ended April 1, 2006 was due primarily to net losses of $8.1 million, increase in other current assets of $2.9 million and increases in inventory of $2.5 million, offset by depreciation expense of $1.5 million, increases in accrued expenses of $3.6 million and increases in accrued debt interest of $1.1 million. Net cash used in operating activities was $3.9 million for the quarter ended April 2, 2005, and was due primarily to net losses of $3.2 million, decreases in accounts payable and accrued expenses of $2.0 million, offset partially by depreciation expense of $0.9 million and an increase in accounts receivable of $1.2 million.
We have not experienced any significant trends in accounts receivable other than changes relative to the increase in revenue. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers. For the first quarter of 2006, days sales outstanding (DSO) was approximately 45 days and approximately 44 days for the fourth quarter of 2005.

Net cash used in investing activities was $7.3 million for the period ended April 1, 2006, as compared to $11.3 million for the period ended April 2, 2005. The decrease in net cash used in investing activities was due mainly to the sale of marketable securities offset mainly by purchases of equipment associated with the construction of the EverQ factory.
Net cash provided by financing activities was $26.7 million for the period ended April 1, 2006, as compared to $63.0 million for the period ended April 2, 2005. Net cash provided by financing activities for the quarter ended April 1, 2006 was due to proceeds from increased outstanding debt associated with the EverQ loan facilities and proceeds from the exercise of stock options and warrants. Net cash provided by financing activities during the quarter ended April 2, 2005 primarily represents net proceeds from common stock issued in conjunction with the common stock public offering completed in February 2005 and capital contributions to EverQ from the minority interest holder.
Capital expenditures were $19.7 million (net of $7.9 million in reclassification of deposits on fixed assets under construction) for the period ended April 1, 2006 as compared to $942,000 for the period ended April 2, 2005. Capital expenditures for the period ended April 1, 2006 were primarily for equipment needed for our manufacturing facility and equipment for EverQ. As of April 1, 2006, outstanding commitments for capital expenditures for both Evergreen and EverQ were approximately $30 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our and EverQ’s manufacturing facilities.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our planned capital programs, fund our expected commitments with EverQ’s initial 30 megawatts of capacity and to fund our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
Off-Balance Sheet Arrangements
Other than our subordinated convertible notes which holders may convert their notes into shares of our common stock at any time, we do not have any other special purpose entities or off-balance sheet financing arrangements. Except as discussed above, there have been no material changes since December 31, 2005 to our cash commitments as disclosed in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.
Contractual Obligations
There have been no material changes since December 31, 2005 to our contractual obligations reported in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.
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
FOREIGN CURRENCY EXCHANGE RATE RISK
For the period ended April 1, 2006, all of our product sales into Europe were denominated in Euros, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 64% of product revenues for the period ended April 1, 2006. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent strengthening in exchange rates against the U.S. dollar would have had a material effect on our consolidated financial position, reducing revenue and earnings by approximately 6%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses. Additionally, EverQ is exposed to changes in foreign currency exchange rates primarily related to purchases of goods and services denominated in currencies other than the Euro.
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
Internal Control Over Financial Reporting
During the first quarter of 2006, EverQ completed the implementation of an integrated enterprise resource planning application, SAP. Other than the implementation of SAP during the first quarter of 2006, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Limitations Inherent in all Controls
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, recognize that our disclosure controls and our internal control over financial reporting (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings within the meaning of Item 103 of Regulation S-K.
ITEM 1A. RISK FACTORS
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
Since our inception, we have incurred significant net losses, including net losses of $8.1 million for the quarter ended April 1, 2006. Principally as a result of ongoing operating losses, we had an accumulated deficit of $101.1 million as of April 1, 2006. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:
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
In order to satisfy our existing capital requirements and to fund continuing capacity expansion, we raised $62.3 million, net of offering costs of approximately $4.4 million, from the public sale of our common stock in February 2005. Additionally, we issued Convertible Subordinated Debt with a principal amount of $90 million, providing us with approximately $86.9 million net of issuance costs of $3.1 million. We believe that our current cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenditures over the next 12 months. However, we may need to raise significant additional capital in order to expand EverQ’s manufacturing capacity beyond 30MW, to further enhance our operating infrastructure, to secure the supply of raw materials, to further increase manufacturing capacity through the build-out of other manufacturing facilities, and to advance our research and development programs that are key to refining our products and to lowering our manufacturing costs. We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether or not we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.
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
The EverQ manufacturing facility is located in Thalheim, Germany and is expected to have an initial capacity of 30 megawatts (“MW”). Dependent upon the success of the initial operations of this facility the partners intend over the long term, if economically viable, to expand the capacity of this facility up to approximately 120 MW. The table below summarizes the funding sources of EverQ through April 1, 2006 (USD at April 1, 2006 exchange rates):

			Evergreen’s
(In millions)	Total	USD	Contribution	USD
Public grants expected to be received	€28.0	$33.9	€—	$—
Equity	30.0	36.4	22.5	27.3
Shareholder loan	8.0	9.7	8.0	9.7
Bank loan	8.0	9.7	—	—

Total	€74.0	$89.7	€30.5	$37.0

Our portion of the equity financing noted in the table above was the amount paid prior to REC joining EverQ. Although EverQ has not received any grant funds to date, on April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval for a portion of the total grants, it will receive German government grants which, together with tax incentives expected to be received from German government authorities, would amount to approximately 28 million Euro. As of April 1, 2006, approximately 18 million Euro had been accrued and billed by EverQ in relation to these grants not relating to the portion subject to EU approval. Through October 2005, Q-Cells and we have each made our required equity contributions which totaled 30 million Euro. In late 2005, we entered into a shareholder loan agreement with EverQ pursuant to which we agreed to loan EverQ up to 8 million Euro. During November 2005, EverQ entered into a credit agreement with Deutsche Bank which included a loan of 8 million Euro to provide for interim financing.
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
•	EverQ will be highly dependent on Q-Cells’ expertise in the rapid development of solar product manufacturing facilities in Germany; therefore, if for any reason, Q-Cells does not devote the personnel necessary to assist us in the development of our facility, EverQ may experience delays and cost-overruns or may be unsuccessful in the establishment of the operation;

•	EverQ contemplates that each of the Company, Q-Cells and REC will contribute certain technologies to EverQ in order to establish novel manufacturing processes based on a combination of our respective technologies; as such, the success of EverQ depends on our ability to integrate our respective technologies and manufacturing processes in order to produce competitive solar products in the world marketplace; such integration is unproven and if we are unable to integrate our technologies and manufacturing processes, the prospects for EverQ would be limited;

•	government grants that have been approved may be subject to forfeiture or repayment in whole or in part if EverQ fails to continue to meet the conditions for such grants or if such grants for any reason become unavailable from German or European Union sources;

•	the establishment of the facility may result in cost overruns, delays, equipment problems and construction, start-up and other operating difficulties, any of which could adversely affect the ability of EverQ to achieve or grow revenue on the timeframe we expect;

•	although initially minority shareholders in EverQ, Q-Cells and REC will have the ability to influence the strategic direction of EverQ and other material decisions of EverQ; as a result, we may be unable to take certain actions that we believe would be in our best interests, which, given the expected materiality of EverQ to our combined operations, could significantly harm our business; further, we may be liable to third parties for the material decisions and actions of Q-Cells and REC in EverQ, which actions may harm EverQ and our business;

•	the establishment of EverQ will require significant management attention and will place significant strain on our ability to manage effectively both our operations in Marlboro and the operations of EverQ in Germany;

•	EverQ may subject us to multiple, conflicting and changing laws, regulations and tax schemes;

•	EverQ may be unable to obtain, maintain or enforce adequate intellectual property rights and protection due to limited or unfavorable intellectual property protection and may be subject to claims or suits alleging infringement of third party intellectual property rights;

•	under certain circumstances, if we exit EverQ, EverQ will continue to have certain rights to our proprietary technologies that we are licensing to it and thereby compete with us;

•	two years after the termination of the master joint venture agreement, Q-Cells and REC may engage in ribbon technology-related activities in competition with us;

•	limitations on dividends or restrictions against repatriation of earnings may limit our ability to capitalize on earnings from EverQ;

•	the operation of the manufacturing facility may experience seasonal reductions in productivity common in certain foreign countries, such as the summer months in Europe;

•	EverQ may be subject to increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	EverQ may be unable to successfully hire and retain the additional personnel necessary to operate the facility, which is expected to require approximately 400 employees for the initial capacity expansion;

•	we will be exposed to fluctuations in currency exchange rates; and

•	we may experience difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.
As a result, there can be no assurance that EverQ will be successful in establishing the facility or, once established, that EverQ will attain the manufacturing capacity or the financial results that we currently expect.
In addition, EverQ subjects us to a risk that in the future we may be unable to consolidate EverQ’s financial results into our financial statements. We consolidate the financial statements of EverQ in accordance with the provisions of FASB FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” In the event that Q-Cells and REC increase their ownership interest or for any reason our ownership interest in EverQ decreases, we may be unable under generally accepted accounting principles to continue to consolidate. As a result, we are subject to the risk that period-to-period comparisons of our financial statements in the future may be difficult to make.
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
In June 2005, we signed two short-term supply contracts with MEMC that we expected would provide our silicon supply through the first quarter of 2006. The first contract was for 10 metric tons (MT) of silicon and the second was for 90 MT of silicon. The contracts required significant upfront payments for initial shipments of silicon and provided for a reduced rate for subsequent silicon shipments. The contracts further provided that if MEMC failed to fulfill its supply obligations, it would be required to reimburse us for the excess payments on the initial supply. MEMC confirmed to us its intentions to fulfill its supply obligations under the contracts by the end of January 2006 in October 2005 and again in December 2005. At December 31, 2005, MEMC had approximately 53 MT of silicon remaining to be shipped on the contracts. However, in early January MEMC advised us that it did not intend to fulfill its supply obligations under the contracts and instead intended to return the excess payments. Despite our best efforts we have been unable to find a resolution to this matter. Since January 1, 2006, MEMC has shipped only 1 MT of silicon. In light of MEMC’s refusal to meet its supply obligations under the contracts to date and the current state of our negotiations with MEMC to try and amicably resolve MEMC’s supply obligations, we do not currently expect to obtain the approximately 52 MT remaining on the supply contracts. As a replacement to the expected supply of silicon from MEMC, we are sourcing chunk silicon. In order for us to use this form of silicon, it must be crushed in an additional process. This process increases the complexity and cost of sourcing this silicon, and has the added risk that the resulting material will be of inadequate purity or format to meet our requirements. Reliance on chunk silicon requires us to modify our processes and begin using crushed silicon earlier than we had anticipated. While we have used crushed silicon in pilot scale with acceptable results, we have not fully tested the process at commercial scale. Failure by us to convert chunk silicon into a usable format in a timely manner and on a cost-effective basis could result in delays in the manufacture of our solar power products or could otherwise have an adverse impact on our results of operations.
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
We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. During the period ending April 1, 2006, we sold our solar power products to approximately 20 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.
We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.
From our inception through April 1, 2006, approximately 66% of our product sales have been made to distributors outside of the United States. Sales in Germany constituted approximately 64% of our total product sales for the period ended April 1, 2006. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, which could increase upon the establishment and operation of EverQ, will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:
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
From our inception through April 1, 2006, our three largest resellers accounted for approximately 50% of our product sales and our 10 largest resellers accounted for approximately 77% of our product sales. Historically all of our sales to these resellers are made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause on short notice and that generally do not require them to make minimum purchases. Consequently, our resellers are generally permitted to obtain products from other providers of solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these resellers. As of April 1, 2006, approximately 12% of our total accounts receivable were outstanding from Ralos Vertriebs GmbH, one of our German distributors, and approximately 12% was outstanding from S.A.G. Solarstrom GmbH, another German distributor. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:
•	reduction, delay or cancellation of orders from one or more of our significant resellers;

•	selection by one or more of our significant resellers of products competitive with ours;

•	loss of one or more of our significant resellers and our failure to recruit additional or replacement resellers; and

•	failure of any of our significant resellers to make timely payment of our invoices.
Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share particularly as we introduce new technologies such as Thin Ribbon and larger modules.
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
We had approximately 295 employees as of April 1, 2006, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products, develop our distribution network and operate our expanded manufacturing facility as well as the EverQ manufacturing facility under construction in Germany. EverQ had approximately 200 employees as of April 1, 2006. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.
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
We are a highly automated company whose efficient and effective operation relies on a variety of information systems, including e-mail, enterprise resource planning and manufacturing execution systems. Disruption in the operation of these systems, or difficulties in maintaining or upgrading these systems, could have an adverse effect on our business. Difficulties that we have encountered, or may encounter, in connection with our implementation and use of our computer systems, including human error or our reliance on, or a failure or disruption of, or latent defects in, such systems, could adversely affect our order management and fulfillment, financial reporting and supply chain management processes, and any such difficulties could have a material adverse effect on our business.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, this could have a material adverse effect on our business.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. During 2005, we had a material error in our interim financial reports for the periods ending April 2, 2005 and July 2, 2005, which required a restatement of our balance sheets and statements of cash flows for those periods. Although we have implemented enhanced internal controls to properly prepare our financial statements, we cannot be certain that these measures will ensure that we will maintain adequate internal control over financial reporting in the future. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our report on internal control over financial reporting, which was completed for the first time in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. Further, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Additionally, as we rapidly grow our business, including expansion related to EverQ, our internal control over financial reporting will become more complex and will require significantly more resources to ensure that they remain effective. Failure to design required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If a material weakness is discovered the disclosure of that fact, even if quickly remediated, could have a material adverse effect on our business. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock.

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
Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our products and services against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products and services:
•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

•	given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important;

•	our license, but not our right, to practice the String Ribbon technology terminated upon the expiration of the underlying patents, which occurred during 2003 and 2004, and our historical operating experience with String Ribbon technology and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage;

•	third parties may design around our patented technologies or seek to challenge or invalidate our intellectual property rights and there is no assurance that our intellectual property rights will deter infringement or misappropriation of our intellectual property;

•	we may incur significant costs and diversion of management resources in prosecuting or defending intellectual property infringement suits;

•	we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights, which may not be available to us, whether on reasonable terms or at all;

•	the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public; and

•	while our license to the underlying patents directed to the String Ribbon technology has expired, we own 7 United States patents, 7 pending United States patent applications, 2 granted European patent applications that have enforceable rights in 10 foreign jurisdictions and 19 pending foreign patent applications directed to various aspects of the String Ribbon technology; however, our historical operating experience with String Ribbon technology and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage now that the licensed patents have expired.

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
Our common stock is quoted on the Nasdaq National Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from $4.89 to $17.24 for the 52-week period ended April 1, 2006. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The Nasdaq National Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
The following information was not required to be disclosed on Form 8-K during the quarter ended April 1, 2006, but rather is included in this Quarterly Report on Form 10-Q pursuant to Exchange Act Rule 14a-5(f). As noted in our Annual Report on Form 10-K filed on March 16, 2006, the date of the Company’s Annual Meeting of Stockholders will be June 8, 2006. As a consequence of having advanced the date of the Annual Meeting of Stockholders by more than 30 days from the date of the previous annual meeting, the deadline for the Company’s receipt of stockholder proposals for inclusion in the proxy statement was April 9, 2006. The proxy materials were mailed on or about May 2, 2006.
ITEM 6. EXHIBITS

Number	Description
1.1 (1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc. (Exhibit 1.1)

3.1 (2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2 (2)	Second Amended and Restated By-laws. (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)

Number	Description
4.1 (5)	Indenture, dated as of June 29, 2005, between the Registrant and U.S. Bank National Association, as Trustee. (Exhibit 4.4)

4.2 (5)	Form of 4.375% Convertible Subordinated Notes due 2012. (Exhibit 4.4)

10.1 (2)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (6)*	Amended and Restated 2000 Stock Option and Incentive Plan. (Exhibit 99.1)

10.4 (6)*	Amended and Restated 2000 Employee Stock Purchase Plan. (Exhibit 99.2)

10.5 (2)	Lease Agreement between the Company and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)

10.6 (2)+	Agreement between the Company and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.7 (2)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.8 (2)	Form of Indemnification Agreement between the Company and each of its directors and executive officers. (Exhibit 10.9)

10.9 (7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)

10.10 (7)	Form of Registration Rights Agreement. (Exhibit 10.3)

10.11 (7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)

10.12 (8)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)

10.13 (8)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)

10.14 (8)	Form of Warrants. (Exhibit 10.3)

10.15 (8)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)

10.16 (8)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)

10.17 (9)++	Master Joint Venture Agreement entered into as of November 4, 2005 by and among the Company, Q-Cells AG, Renewable Energy Corporation and EverQ GmbH. (Exhibit 10.17)

10.18 (9)++	License and Technology Transfer Agreement by and between the Company and EverQ GmbH, dated November 24, 2005. (Exhibit 10.18)

10.19 (9)++	Technology Co-Operation Agreement by and between Renewable Energy Corporation and the Company dated November 24, 2005. (Exhibit 10.19)

10.20 (9)++	Supply Agreement, dated November 24, 2005, by and between Solar Grade Silicon LLC and the Company. (Exhibit 10.20)

10.21 (9)++	Supply Agreement, dated November 24, 2005, by and between Solar Grade Silicon LLC and EverQ GmbH. (Exhibit 10.21)

10.22 (10)*	Evergreen Solar, Inc. Management Incentive Policy. (Exhibit 10.20)

10.23 (11)	Purchase Agreement, dated June 23, 2005 between the Company and SG Cowen & Co., LLC, as representatives of the Initial Purchasers. (Exhibit 10.24)

Number	Description
10.24 (5)	Registration Rights Agreement, dated June 29, 2005, between the Company and SG Cowen & Co., LLC, as representative of the Initial Purchasers. (Exhibit 10.21)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, as amended (File No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004 (File No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 15, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 21, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K dated March 16, 2006 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Quarterly Report on Form 10-Q for the period ending July 2, 2005 filed on August 11, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: May 11, 2006
/s/ Donald M. Muir
Donald M. Muir
Chief Financial Officer, Vice President, Treasurer and Secretary
(Principal Financial Officer)