Form 10-Q
period 2006-07-01
EVERGREEN SOLAR INC
filed 2006-08-09
CIK 947397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
          Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-(2) of the Exchange Act. (Check one).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐ No ☑
As of August 1, 2006, the registrant has 67,150,582 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

CONCERNS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of the Company may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding the Company’s projections regarding future growth, revenue, costs of revenue, earnings and gross margins improvement; any statements of the plans, strategies and objectives of management for future operations; future warranty expenses; the Company’s expectations regarding EverQ’s future growth, revenue, costs of revenue and earnings; the future ownership of EverQ; the future accounting treatment of EverQ; contributions by our strategic partners Q-Cells AG and Renewable Energy Corporation to EverQ and the successful integration of our proprietary technologies; the impact and terms and conditions of the proposed supply agreements and amended joint venture documents; receipt of public grant awards; capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies; pursuit of future research contracts that are not part of our current ongoing research activities; costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses, business growth and our status as a public company; the success of the Company’s research and development activities; shifts in our geographic product revenue mix; the manufacturing capacity of the Company and its plans for its Marlboro facility; domestic and international expansion of strategic partnerships, manufacturing operations and distribution networks; operating efficiency of manufacturing facilities including increases in manufacturing scale and technological improvements; the occurrence of and the use of proceeds from sales of our securities; the sufficiency of our cash, cash equivalents and marketable securities to satisfy our anticipated cash requirements; sufficiency of our insurance levels for product liability claims; payment of cash dividends; use of derivative financial instruments to manage foreign currency exchange risks; the potential impact of our critical accounting policies and changes in financial accounting standards or practices; the Company’s plans for expansion and operation of the EverQ facility and its production schedule; the Company’s expectations regarding the marketing and sales of EverQ modules and the revenues of the Company associated with the resale of such modules; the Company’s goal of transitioning to thin wafer production and the expected timing and results of such transition; the expected timing of the EverQ facility becoming fully operational; the expected demand for solar energy; expectations regarding product performance and cost and technological competitiveness; expectations regarding the Company’s and EverQ’s future silicon supply; the anticipated benefits of the Company’s String Ribbon technology; the making of strategic investments and the expectation of future benefit from them; the Company’s ability to hire the necessary personnel to successfully develop and market its products; the development of the quad technology platform and its potential effects on crystal growth; the Company’s position in the solar power market; and the Company’s ability to reduce the costs of producing solar products and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by customers, suppliers and partners, and other risks and uncertainties described herein, including but not limited to the items discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II of this report and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), copies of which may be accessed through the SEC’s web site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	July 1,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$30,742	$25,296
Marketable securities	85,465	67,499
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $65 and $0 at December 31, 2005 and July 1, 2006, respectively	4,124	18,404
Grants receivable	16,295	17,082
Inventory	3,634	11,867
Interest receivable	541	1,064
Other current assets	4,052	12,581

Total current assets	144,853	153,793

Deposits	8,217	1,170
Long-term investments	—	3,053
Restricted cash	1,582	1,020
Deferred financing costs	2,877	2,656
Fixed assets, net	71,430	119,662

Total assets	$228,959	$281,354

Liabilities, minority interest and stockholders’ equity
Current liabilities:
Accounts payable	$12,210	$15,417
Short term borrowings	4,131	19,044
Other accrued expenses	1,625	15,167
Accrued employee compensation	1,778	1,789
Accrued warranty	705	705

Total current liabilities	20,449	52,122

Subordinated convertible notes	90,000	90,000
Deferred grants	16,284	23,087
Other long-term debt	3,553	16,875

Total liabilities	130,286	182,084

Minority interest in EverQ	11,223	9,657

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,965,231 and 67,143,913 issued and outstanding at December 31, 2005 and July 1, 2006, respectively	620	673
Additional paid-in capital	182,345	197,501
Accumulated deficit	(93,009)	(108,608)
Deferred compensation	(1,036)	—
Accumulated other comprehensive income (loss)	(1,470)	47

Total stockholders’ equity	87,450	89,613

Total liabilities, minority interest and stockholders’ equity	$228,959	$281,354

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Year-to-date Period Ended
	July 2,	July 1,	July 2,	July 1,
	2005	2006	2005	2006
Revenues:
Product revenues	$10,679	$22,048	$20,966	$33,614
Research revenues	—	354	235	680

Total revenues	10,679	22,402	21,201	34,294

Cost of revenue:
Product revenue costs	10,018	21,121	19,953	34,129
Research revenue costs	—	354	235	680

Total cost of revenue	10,018	21,475	20,188	34,809

Gross profit	661	927	1,013	(515)
Operating expenses:
Research and development expenses	2,647	3,958	4,737	8,151
Selling, general and administrative expenses	2,992	6,396	4,952	10,796

Total operating expenses	5,639	10,354	9,689	18,947

Operating loss	(4,978)	(9,427)	(8,676)	(19,462)

Other income
Foreign exchange gains (losses), net	(194)	1,419	86	1,959
Interest income	504	1,264	750	2,602
Interest expense	(107)	(1,650)	(195)	(3,110)

Loss from operations before minority interest	(4,775)	(8,394)	(8,035)	(18,011)
Minority interest in EverQ	282	929	323	2,412

Net loss	$(4,493)	$(7,465)	$(7,712)	$(15,599)

Net loss per share (basic and diluted)	$(0.07)	$(0.11)	$(0.13)	$(0.24)

Weighted average shares used in computing basic and diluted net loss per share	60,973	65,789	57,984	64,780
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Year-to-date Period Ended
	July 2,	July 1,
	2005	2006
Cash flows from operating activities:
Net loss	$(7,712)	$(15,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,871	3,297
Amortization of deferred grant credits	—	(211)
Loss on disposal of fixed assets	—	222
Minority interest in EverQ	(323)	(2,412)
Amortization of convertible debt financing costs	—	222
Bad debt expense and provision for early payment discounts	(15)	(65)
Accretion of bond premiums	(178)	(605)
Compensation expense associated with employee stock options	—	3,013
Changes in operating assets and liabilites:
Accounts receivable	1,410	(14,209)
Prepaid inventory	(1,510)	—
Inventory	(660)	(7,950)
Interest receivable	(33)	(523)
Other current assets	(905)	(8,086)
Grants receivable	—	6,440
Accounts payable	5,033	2,481
Accrued expenses	977	13,204

Net cash used in operating activities	(2,045)	(20,781)

Cash flows from investing activities:
Purchases of fixed assets	(7,920)	(46,841)
Decrease in deposits on fixed assets under construction	—	7,212
Decrease (increase) in restricted cash	(2,018)	672
Purchases of marketable securities	(21,253)	(38,297)
Proceeds from sale and maturity of marketable securities	13,119	53,750

Net cash used in investing activites	(18,072)	(23,504)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	62,335	—
Proceeds from convertible debt financing, net of offering costs	86,939	—
Increase in long-term debt	—	12,527
Increase in short-term debt		13,834
Capital contribution to EverQ from minority interest holder	3,788	—
Proceeds from exercise of warrants	—	11,305
Proceeds from exercise of stock options, and shares purchased under Employee Stock Purchase Plan	315	1,928

Net cash flow provided by financing activities	153,377	39,594

Effect of exchange rate changes on cash and cash equivalents	(936)	(755)

Net increase in cash and cash equivalents	132,324	(5,446)

Cash and cash equivalents at beginning of period	5,379	30,742

Cash and cash equivalents at end of period	$137,703	$25,296

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2005. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 16, 2006. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at July 1, 2006, the results of operations for the quarters and year-to-date periods ended July 1, 2006 and July 2, 2005, and the cash flows for the year-to-date periods ended July 1, 2006 and July 2, 2005. The balance sheet at December 31, 2005 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2006.
The condensed consolidated interim financial statements include the accounts of the Company’s wholly owned subsidiaries, Evergreen Solar Securities, Inc. and Evergreen Solar GmbH. All material intercompany accounts and transactions have been eliminated. The Company currently owns a 64% share in EverQ GmbH, a strategic partnership with Q-Cells AG, or Q-Cells, and Renewable Energy Corporation ASA, or REC. The Company consolidates the financial statements of EverQ. The functional currency for Evergreen Solar GmbH and EverQ is the Euro. Revenues and expenses of Evergreen Solar GmbH and EverQ are translated into U.S. dollars at the average rates of exchange during the quarter, and assets and liabilities are translated into U.S. dollars at quarter-end rates of exchange.
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
For the quarter and year-to-date periods ended July 1, 2006, the Company has presented a gross margin subtotal in its condensed consolidated statement of operations, and has similarly presented an equivalent subtotal for the comparative periods in 2005.
Stock-based Compensation
On January 1 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” and related interpretations (“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which is the vesting periods, less estimated forfeitures. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the date of adoption. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods. See Note 6 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense in accordance with SFAS 123R.
2. Net Loss per Common Share
The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters and year-to-date periods ended July 2, 2005 and July 1, 2006 does not include approximately 23.3 million and 20.5 million potential shares of common stock equivalents outstanding at July 2, 2005 and July 1, 2006, respectively, as their inclusion would be anti-dilutive.
3. Inventory
Inventory consisted of the following at December 31, 2005 and July 1, 2006 (in thousands):

	December 31,	July 1,
	2005	2006
Raw materials	$2,929	$8,525
Work-in-process	519	2,516
Finished goods	186	826

	$3,634	$11,867

4. Fixed Assets
Fixed assets consisted of the following at December 31, 2005 and July 1, 2006 (in thousands):

	Useful	December 31,	July 1,
	Life	2005	2006
Laboratory and manufacturing equipment	3-7 years	$28,447	$41,775

Computer and office equipment	3-7 years	1,235	1,918

Leasehold improvements	Lesser of 15 to 20 years or lease term	8,360	8,360

Land	N/A	599	661

Buildings	15 years	—	23,741

Assets under construction		43,199	56,947

		81,840	133,402
Less: Accumulated depreciation		(10,410)	(13,740)

		$71,430	$119,662

5. Guarantor Arrangements
The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Product Warranty
The Company’s current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. The Company has provided for estimated future warranty costs of $705,000, representing its best estimate of the likely expense associated with fulfilling its obligations under such warranties. Given the Company’s limited operating history, prior to the first quarter of 2005, the Company used historical industry solar panel failure rates, adjusted for the differences and uncertainties associated with its manufacturing process, as a basis for the accrued warranty costs. However, since the Company has not incurred any charges to date against its warranty accrual, the Company chose not to add to its warranty accrual for the quarter and year-to-date periods ended July 1, 2006 as the Company believes the accrual reflects its best estimate of warranty costs on products sold to date. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
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
EverQ Debt Guarantee
In November 2005, a Credit Agreement (the “Credit Agreement”) was entered into between EverQ, Q-Cells, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft (“Deutsche Bank”) and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. Pursuant to the Credit Agreement, the Company has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of July 1, 2006, EverQ had total obligations outstanding under this Credit Agreement of 14.8 million Euro ($18.9 million at July 1, 2006 exchange rates).
Letters of Credit
The Company maintains a letter of credit for the benefit of a landlord of its manufacturing facility in Marlboro, Massachusetts for $414,000, which is required under the terms of the lease and expires upon termination of the lease in 2010. In addition, EverQ maintains a guarantee for equipment for an equipment vendor totaling approximately $0.5 million Euro (approximately $0.6 million at July 1, 2006 exchange rates). The amount of cash guaranteeing the letters of credit is classified as restricted cash in the Company’s balance sheet. To the extent that EverQ’s cash balance is not sufficient to cover the letters of credit, availability under EverQ’s working capital line of credit facility with Deutsche Bank is reduced by the amount of this shortfall.
6. Stock-Based Compensation
The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

		Year-to-date
	Quarter Ended	Period Ended
	July 1, 2006	July 1, 2006
Cost of product revenues	$126	$239
Research and development expenses	457	786
Selling, general and administrative expenses	1,263	1,988

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the quarter and year-to-date periods ended July 1, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year-to-date	Year-to-date
	Period Ended	Period Ended
	July 2, 2005	July 1, 2006
Expected option term (years)	7.00	6.25
Expected volatility factor	90%	130%
Risk-free interest rate	4.0%	4.9%-5.1%
Expected annual dividend yield	0%	0%
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
The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net loss and net loss per share for the quarter and year-to-date periods ended July 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to share-based employee awards.

	Quarter Ended		Year-to-Date Period Ended
	July 2, 2005		July 2, 2005
		Net Loss		Net Loss
		Per		Per
		Basic & Diluted		Basic & Diluted
	Net Loss	Share	Net Loss	Share

Net loss attributable to common stockholders, as reported	$(4,493)	$(0.07)	$(7,712)	$(0.13)
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(763)	(0.01)	(1,473)	(0.03)

Pro forma net loss	$(5,256)	$(0.08)	$(9,185)	$(0.16)

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
Stock option activity under the Company’s stock option plan for the year-to-date period ended July 1, 2006 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1 , 2006	6,049,529	$3.15

Granted	623,000	14.56
Exercised	(750,273)	2.37
Terminated	(164,712)	4.01

Outstanding at July 1, 2006	5,757,544	$4.53

The following table summarizes information about stock options outstanding at July 1, 2006:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$0.65	-	$1.60	365,200	5.73	$ 1.33	274,575	$ 1.27
1.61	-	1.61	1,638,000	7.44	1.61	638,000	1.61
1.68	-	2.17	1,197,076	6.97	2.01	618,948	2.03
2.19	-	6.51	1,168,468	7.76	3.93	535,105	4.05
6.53	-	19.00	1,388,800	8.66	11.50	343,396	10.68

			5,757,544	7.59	$4.53	2,410,024	$3.50

In addition to the stock option activity summarized in the table above, for the year-to-date period ending July 1, 2006, the Company also awarded 246,713 restricted shares of the Company’s common stock as part of its stock compensation plan. Additionally, on February 27, 2006, the Board of Directors of the Company authorized a non-recurring grant of up to an aggregate of 800,000 shares of the Company’s common stock as performance-based restricted share awards (the “Restricted Share Awards”) to the Company’s executive officers, which immediately vest upon the achievement of $300 million in revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, and certain gross margin and net income financial performance targets, achieved in one fiscal year. The Restricted Share Awards will expire after five years if they have not vested. The Company has assumed that none of the performance-based restricted share awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company will evaluate the likelihood of reaching the performance requirements periodically.

Restricted stock award activity under the Company’s stock plans for the year-to-date period ended July 1, 2006 is summarized as follows:

		Weighted-
		Average
		Grant-date
Nonvested Shares	Shares	Fair Value
Outstanding at January 1 , 2006	100,000	$10.42
Granted	1,046,713	14.82
Vested	(6,988)	12.21
Terminated	—	—

Outstanding at July 1, 2006	1,139,725	$14.43

The weighted average grant-date fair value of stock options granted during the quarter and year-to-date periods ended July 1, 2006 was $11.31 and $13.27, respectively. The aggregate intrinsic value of outstanding options as of July 1, 2006 was $49.9 million, of which $23.0 million were vested. The aggregate intrinsic value of outstanding options as of January 1, 2006 was $48.5 million, of which $25.7 million were vested. The aggregate intrinsic value of outstanding restricted stock awards, including performance-based awards, as of July 1, 2006 was $14.8 million. The intrinsic value of options exercised during the quarter and year-to-date period ended July 1, 2006 was $3.9 million and $8.9 million, respectively. As of July 1, 2006, there was $13.8 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. Additionally, there was $4.1 million of total unrecognized compensation cost related to unvested restricted stock awards (excluding performance-based awards that have been assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 3.6 years.
In September 2000, the Company’s Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the market value of such stock. The ESPP provides semi-annual offering periods beginning each April 1 and October 1. For quarter ended April 1, 2006, employees paid the company $139,000 to purchase approximately 17,000 shares and the company recognized approximately $21,000 of compensation expense related to this ESPP activity. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.
7. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. At July 1, 2006, 10,650,000 shares of common stock were authorized for issuance under the 2000 Plan and approximately 1.4 million shares were reserved for issuance upon conversion of outstanding warrants issued in connection with the Series A Private Placement and the Common Stock Private Placement.
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
In connection with the Company’s Common Stock Private Placement consummated on June 21, 2004, the Company issued warrants to purchase up to 2,298,851 shares of its common stock to the investors participating in the financing as well as a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant are identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The warrants entitle the holders to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009. On various dates during the year-to-date period ending July 1, 2006, holders of warrants associated with the Company’s Common Stock Private Placement exercised their warrants to purchase 964,541 shares of the Company’s common stock resulting in proceeds to the Company of approximately $3.2 million.
8. Segment Information
Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for reporting information about operating segments. The following information is provided in accordance with the requirements of SFAS No. 131 and is consistent with how business results are reported internally to management.

The Company has two reportable operating segments: Evergreen Solar Inc. and EverQ GmbH. The chief operating decision maker evaluates performance based on a number of factors, the primary measure being product revenue and gross profit. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker. The purpose of EverQ is to develop and operate facilities to manufacture solar products based on the Company’s proprietary String Ribbon technology using fabrication processes that combine the Company’s, Q-Cells’ and REC’s manufacturing technologies. Evergreen Solar develops, manufactures and markets solar power products enabled by its proprietary String Ribbon technology.
The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level. All inter-segment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level.
Segment Revenue and Gross Profit
Reportable segment information for the quarter and year-to-date periods ended July 2, 2005 and July 1, 2006 were as follows (in thousands):

	Quarter Ended		Year-to-date Period Ended
	July 2,	July 1,	July 2,	July 1,
	2005	2006	2005	2006
Product revenue
Evergreen Solar	$10,679	$21,649	$20,966	$33,215
EverQ	—	10,658	—	10,658
Eliminations	—	(10,259)	—	(10,259)

Total	$10,679	$22,048	$20,966	$33,614

Gross profit
Evergreen Solar	$661	$1,273	$1,013	$2,306
EverQ	—	(346)	—	(2,821)

Total	$661	$927	$1,013	$(515)

Geographic Concentration of Revenue Information
Revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographic and concentration of total external revenue:

	Year-to-Date Period
	July 2,	July 1,
	2005	2006
By geography:
U.S. distributors	34%	33%
U.S. Government (research revenue)	1%	2%
Germany	65%	63%
All other	0%	2%

	100%	100%

By customer:
Ralos Vertriebes	0%	16%
Donauer Solartechnik	16%	12%
Krannich Solartechnik	23%	7%
All other	61%	65%

	100%	100%

9. EverQ Investment Grants
On April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval for a portion of the total grants, it will receive German government grants which, together with tax incentives expected to be received from German government authorities, would amount to approximately 28 million Euro ($35.8 million at July 1, 2006 exchange rates). As the grants are earned, EverQ records a deferred credit that will be amortized over the useful lives of the fixed assets for which the grants were used, in part, to acquire. As of July 1, 2006, total deferred grants were $23.1 million. The grants are subject to certain terms including, among other things, a minimum employment requirement of 350 people through December 31, 2007, and a requirement that

EverQ remains in Thalheim, Germany through at least December 31, 2012, and are earned during the investment period ending on December 31, 2007. If such terms are not fully complied with, EverQ may have to refund a portion of the grants originally received.
As of July 1, 2005, total grants receivable were $17.1 million. EverQ has received approximately $6.7 million in grant funds to date.
10. Accumulated Other Comprehensive Loss
Accumulated comprehensive loss consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income as of July 2, 2005 and July 1, 2006, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	July 2,	July 1,	July 2,	July 1,
	2005	2006	2005	2006
Net loss	$(4,493)	$(7,465)	$(7,712)	$(15,599)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	12	(26)	25	(64)
Unrealized gain on permanent intercompany loans	—	77	—	77
Cumulative translation adjustments	(819)	1,042	(847)	1,504

Total comprehensive loss	$(5,300)	$(6,372)	$(8,534)	$(14,082)

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
The Company incurred financing costs of approximately $3.1 million which are being amortized ratably over the term of the notes, which is seven years. For the quarter and year-to-date periods ended July 1, 2006, the Company recorded $1.1million and $2.2 million, respectively, in interest expense associated with the Notes.
EverQ Long-term Debt
EverQ entered into a certain Credit Agreement (the “Credit Agreement”) dated November 9, 2005, between EverQ, Q-Cells AG, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. The Facility A interest rate is the Interbank Offered Rate (“EURIBOR”) plus between 1.75% and 2.75% depending on whether EverQ meets certain financial targets specified in the Credit Agreement. The Facility B interest rate is EURIBOR plus 2.75% and the Facility C interest rate is 7.5%. In the event of a default by EverQ, Evergreen has agreed to relinquish certain rights to certain assets of EverQ which collateralize EverQ’s repayment obligations under the Credit Facility. In addition, pursuant to the Credit Agreement, Evergreen has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of July 1, 2006, the total amount of debt outstanding relating to the Credit Agreement was 14.8 million Euro (approximately $18.9 million at July 1, 2006 exchange rates); of which 6.8 million Euro (approximately $8.7 million at July 1, 2006 exchange rates) is classified as current in the Company’s balance sheet.
Evergreen Solar Loan to EverQ
In November 2005, the Company entered into a Shareholder Loan Agreement to provide EverQ with a loan totaling 8.0 million Euro. Under the terms of the Shareholder Loan Agreement, the loan bears a fixed interest rate of 5.4%, has a term of four years and is subordinated to all other outstanding debt of EverQ. The loan must be repaid in full if the Company’s ownership interest in EverQ falls below 50% or if the Master Joint Venture Agreement of EverQ is terminated under certain circumstances. As of July 1, 2006, 8.0 million Euro ($10.2 million at July 1, 2006 exchange rates) of the loan was outstanding and is eliminated in the Company’s balance sheet consolidation. Additionally, during the second quarter of 2006, the Company provided EverQ with additional loans totaling 9.8 million EURO ($12.5 million at July 1, 2006 exchange rates). In addition to the loans provided by the Company, EverQ received loans from each of Q-Cells and REC in equal amounts under the same terms as the Company loans. The terms of the additional loans provided to EverQ during the second quarter are substantially the same as the terms associated with the Company’s loan granted earlier in 2006.
12. Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Revenue Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.
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
In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.
In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That is, Gross

versus Net Presentation) (“EITF 06-3”). EITF 06-03 includes any tax assessed by a government authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of EITF 06-3.

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
Our revenues today are primarily derived from the sale of solar modules, which are assemblies of photovoltaic cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our modules with electronics, structures and wiring systems. Applications for our products include on-grid generation, in which supplemental electricity is provided to an electric utility grid, and off-grid generation for markets where access to conventional electric power is not economical or physically feasible. Our products are currently sold primarily in Germany and the United States.
Our product sales are currently constrained by our manufacturing capacity at our Marlboro and EverQ facilities. Despite having an installed capacity of approximately 15 MW in our Marlboro factory, it is our intention to dedicate a sizable portion of our Marlboro factory capacity to developing new technologies with the goal of further improvements in operations, and therefore, we do not expect to operate at the full manufacturing capacity at our Marlboro facility. Furthermore, despite expected substantial capital expenditures at our Marlboro facility, we do not expect to significantly expand our manufacturing capacity, rather, such expenditures will be used to demonstrate improved technologies on our Marlboro pilot production line.
In January 2005, we entered into a strategic partnership agreement with Q-Cells AG, or Q-Cells. Q-Cells is the world’s largest independent manufacturer of solar cells, whose crystalline silicon solar cells are among the highest efficiency polycrystalline solar cells commercially available. The agreement provided for the organization and capitalization of EverQ GmbH, or EverQ, which is a limited liability company incorporated under the laws of Germany and our consolidated subsidiary. In November 2005, Renewable Energy Corporation ASA, or REC, based in Hovik, Norway and one of the world’s largest manufacturers of solar-grade silicon and multicrystalline wafers, joined the EverQ partnership. The purpose of EverQ is to develop and operate facilities to manufacture, market and sell solar products based on our proprietary String Ribbon technology using fabrication processes that combine our, Q-Cells’ and REC’s manufacturing technologies. We believe that EverQ will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European solar market. EverQ began production during the first quarter of 2006 and shipped its first product to customers in April 2006. We expect EverQ’s initial 30MW facility to be at full capacity by the fourth quarter of 2006.
On June 5, 2006, we announced the execution of a binding memorandum of understanding regarding new polysilicon supply agreements sufficient to allow EverQ to increase its solar module production capacity. EverQ currently expects to ramp production capacity from about 30MW in 2006 to approximately 300MW by 2010 and possibly as early as the second half of 2009. The supply agreements are expected to be finalized and become effective during the third quarter of 2006. EverQ expects to expand its Thalheim operations with the construction of a second integrated wafer, cell and module factory with a capacity of approximately 50MW. Subject to final approval of investment grants, construction of this facility is anticipated to commence in the third quarter of 2006. Production is expected to begin in the first half of 2007 and reach full capacity by year-end 2007. It is anticipated that the Company will continue to purchase all modules manufactured by EverQ.
In conjunction with the implementation of the new supply agreements and consistent with the existing joint venture documents, Evergreen Solar, Q-Cells and REC have agreed to become equal partners in EverQ. Subsequent to the execution of the definitive agreements contemplating the change in ownership structure of EverQ, we expect that we will account for our investment in EverQ under the equity method of accounting.

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
Sales Discount Allowance
During the first quarter of 2005, we began offering certain customers early payment discounts as an incentive aimed at improving our short-term cash flow. We estimate the allowance for sales discounts based on actual and historical payment practices of customers, and record provisions at the time when revenue is recognized. While our methodology takes into account these uncertainties, adjustments in future periods may be required as our customers change their payment practices. During the first quarter of 2006, we discontinued offering such sales discounts to our customers. For the year-to-date period ended July 1, 2006, total sales discounts taken was $79,000.
Stock-based Compensation
On January 1 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” and related interpretations (“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. We selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which is the vesting periods, less estimated forfeitures. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the date of adoption. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods. See Note 6 of our condensed consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense in accordance with SFAS 123R.
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
Cost of product revenues. Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent, compensation costs associated with the adoption of SFAS 123R, warranty costs, and other support expenses associated with the manufacture of our solar power products.
Research and development expenses, including cost of research revenues. Research and development expenses, including cost of research revenues, consist primarily of salaries and related personnel costs, compensation costs associated with the adoption of SFAS 123R, consulting expenses, and prototype costs related to the design, engineering, development, testing and enhancement of our products, manufacturing equipment and manufacturing technology. We expense our research and development costs as incurred. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers. As a result, we expect that our total research and development expenses will increase in the future.
Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel costs, compensation costs associated with the adoption of SFAS 123R, professional fees, rent, insurance and other selling and administrative expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts, hire additional sales personnel and initiate additional marketing programs. We expect that general and administrative expenses will increase as we add personnel and incur additional costs related to the growth of our business.
Minority interest. For the quarter and year-to-date period ended July 1, 2006, EverQ incurred losses from continuing operations of $2.6 million and $6.7 million, respectively, all of which are consolidated in our financial statements. However, $0.9 million and $2.4 million represent the portion of EverQ losses attributable to the Q-Cells and REC minority interest for the quarter and year-to-date period ended July 1, 2006, respectively.
Comparison of Quarters Ended July 1, 2006 and July 2, 2005
Revenues. Our product revenues for the quarter ended July 1, 2006 were $22.0 million, an increase of $11.4 million, or 106%, from $10.7 million for the quarter ended July 2, 2005. The increase in product revenues was due primarily to sales of product manufactured by EverQ, which accounted for approximately $10.7 million of total revenue. It is anticipated that we will continue to purchase all modules manufactured by EverQ, which will substantially increase product revenue for the foreseeable future. Research revenues for the quarter ended July 1, 2006 were $354,000, an increase of $354,000 from zero for the quarter ended July 2, 2005. We did not have any active research contracts during the second quarter of 2005; the current active research contract with the National Renewable Energy began during the third quarter of 2005.
Product sales to Germany accounted for approximately 62% of total revenues for the quarter ended July 1, 2006, and 61% for the quarter ended July 2, 2005. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.

The following table summarizes our concentration of total revenue:

	Quarter Ended
	July 2,	July 1,
	2005	2006
By geography:
U.S. distributors	39%	33%
U.S. Government (research revenue)	0%	2%
Germany	61%	62%
All other	0%	3%

	100%	100%

By customer:
Ralos Vertriebes	0%	20%
Goldbeck Solar	0%	13%
Donauer Solartechnik	14%	10%
Krannich Solartechnik	15%	4%
All other	71%	53%

	100%	100%

Cost of product revenues and gross margin. Our cost of product revenues for the quarter ended July 1, 2006 was $21.1 million, an increase of $11.1 million, or 111%, from $10.0 million for the quarter ended July 2, 2005. Most of the increase was due to cost of product revenues associated production at EverQ, which accounted for approximately $11.0 million of total cost of product revenue. Cost of product revenues, in terms of absolute dollars, is expected to increase substantially for the foreseeable future as EverQ production increases. Product gross margin for the quarter ended July 1, 2006 was 4.1% versus 6.2% for the quarter ended July 2, 2005. The expected year-over-year decrease in product gross margin primarily resulted from (i) negative gross margin recorded by EverQ associated with incremental manufacturing start-up costs, (ii) incremental costs associated with completing the conversion to thin-wafer production in Marlboro and (iii) increased stock-based compensation expense related to the adoption of SFAS 123R.
Due to the relatively large component of fixed costs, product gross margins generated at our Marlboro facility are highly dependent on sales volumes and prices. We realize positive gross margins when our Marlboro manufacturing facility operates at near its target capacity of 15 megawatts. However, we expect that significant portions of manufacturing capacity at our Marlboro manufacturing facility will be dedicated to research and development programs for purposes of achieving faster commercialization of technology improvements, which will keep gross margins lower than could potentially be realized. Further improvements in gross margin will result from increases in manufacturing scale and technology improvements. For example, during 2006 we will demonstrate the capability of our quad-ribbon technology, which grows four wafers out of a single furnace compared to two wafers grown out of our current furnace technology and has the potential to significantly reduce the manufacturing cost of growing silicon wafers. Further capacity expansion beyond 15 megawatts as well as further process and technology improvements will be required to achieve overall profitability. We expect that EverQ will realize positive gross margin as the production facility approaches full capacity expected during the second half of 2006.
Research and development expenses. Our research and development expenses, for the quarter ended July 1, 2006 were $4.0 million, an increase of $1.3 million, or 50%, from $2.6 million for the quarter ended July 2, 2005. Approximately 87% of the increase was due mainly to increased labor, professional fees and materials costs associated with internal initiatives aimed to improve our manufacturing technology and activities associated with the planning for the next manufacturing capacity expansion, and most of the remainder of the increase was due to additional costs associated with expanded R&D office and laboratory space acquired during the first quarter of 2006.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended July 1, 2006 were $6.4 million, an increase of $3.4 million, or 114%, from $3.0 million for the quarter ended July 2, 2005. Approximately 48% of the increase was due to increased compensation costs associated with personnel and the adoption of SFAS 123R, approximately 36% of the increase was due to general and administration costs incurred by EverQ and most of the remainder was due to increases in legal fees, accounting fees and travel costs.
Other income. Other income for the period ended July 1, 2006 was comprised of $1.4 million in net foreign exchange gains, $1.3 million in interest income and $1.7 million in interest expense. Other income for the quarter ended July 2, 2005 consisted of $194,000 in net foreign exchange losses, $504,000 in interest income and $107,000 in interest expense. The increase in interest income was due to the larger cash, cash equivalents and marketable securities balances due to the 2005 common stock and subordinated convertible debt financings. Interest expense increased due to interest charges associated with the subordinated convertible debt issued in June 2005 and increased debt associated with the EverQ loan facility with Deutsche Bank.
Net loss. Net loss was $7.5 million and $4.5 million for the quarters ended July 1, 2006 and July 2, 2005, respectively.
Comparison of Year-to-Date Periods Ended July 1, 2006 and July 2, 2005
Revenues. Our product revenues for the year-to-date period ended July 1, 2006 were $33.6 million, an increase of $12.6 million, or 60%, from $21.0 million for the year-to-date period ended July 2, 2005. The increase in product revenues was due primarily to sales of product manufactured by EverQ, which accounted for approximately $10.7 million of total revenue. It is anticipated that we will continue to purchase all modules manufactured by EverQ, and as a result, will substantially increase our product revenue for the foreseeable future. Research revenues for the year-to-date period ended July 1, 2006 were $680,000, an increase of $445,000 from $235,000 for the year-to-date period ended July 2, 2005. Research revenue increased because the current active research contract with the National Renewable Energy began during the third quarter of 2005.
Product sales to Germany accounted for approximately 63% of total revenues for the year-to-date period ended July 1, 2006, and 65% for the year-to-date period ended July 2, 2005. We anticipate that international sales will continue to account for a significant portion of our product revenues for the foreseeable future. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.
The following table summarizes our concentration of total revenue:

	Year-to-Date Period
	July 2,	July 1,
	2005	2006
By geography:
U.S. distributors	34%	33%
U.S. Government (research revenue)	1%	2%
Germany	65%	63%
All other	0%	2%

	100%	100%

By customer:
Ralos Vertriebes	0%	16%
Donauer Solartechnik	16%	12%
Krannich Solartechnik	23%	7%
All other	61%	65%

	100%	100%

Cost of product revenues and gross margin. Our cost of product revenues for the year-to-date period ended July 1, 2006 was $34.1 million, an increase of $14.2 million, or 71%, from $20.0 million for the year-to-date periods ended July 2, 2005. Most of the increase was due to cost of product revenues associated with EverQ production, which accounted for approximately $13.5 million of total cost of product revenue. Cost of product revenues, in terms of absolute dollars, is expected to increase substantially for the foreseeable future as EverQ production increases. Product gross margin for the year-to-date period ended July 1, 2006 was negative 1.5% versus 4.8% for the year-to-date period ended July 2, 2005. The expected year-over-year decrease in product gross margin primarily resulted from (i) negative gross margin recorded by EverQ associated with incremental manufacturing start-up costs, (ii) incremental costs associated with completing the conversion to thin-wafer production in Marlboro and (iii) increased stock-based compensation expense related to the adoption of SFAS 123R.
Research and development expenses. Our research and development expenses, for the year-to-date period ended July 1, 2006 were $8.2 million, an increase of $3.4 million, or 72%, from $4.7 million for the year-to-date period ended July 2, 2005. Approximately 70% of the increase was due mainly to increased labor (including expenses related to the adoption of SFAS 123R), professional fees and materials costs associated with internal initiatives aimed to improve our manufacturing technology and activities associated with the planning for the next manufacturing capacity expansion and most of the remainder of the increase was due to additional costs associated with expanded R&D office and laboratory space acquired during the first quarter of 2006.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the year-to-date period ended July 1, 2006 were $10.8 million, an increase of $5.8 million, or 118%, from $5.0 million for the year-to-date period ended July 2, 2005. Approximately 45% of the increase was due to increased compensation costs associated with personnel and the adoption of SFAS 123R, approximately 32% of the increase was due to general and administration costs incurred by EverQ and most of the remainder was due to increases in legal fees, accounting fees and travel costs.
Other income. Other income for the period ended July 1, 2006 was comprised of $2.0 million in net foreign exchange gains, $2.6 million in interest income and $3.1 million in interest expense. Other income for the year-to-date periods ended July 2, 2005 consisted of $86,000 in net foreign exchange gains, $750,000 in interest income and $195,000 in interest expense. The increase in interest income was due to the larger cash, cash equivalents and marketable securities balances due to the 2005 common stock and subordinated convertible debt financings. Interest expense increased due to interest charges associated with the subordinated convertible debt issued in June 2005 and increased debt associated with the EverQ loan facility with Deutsche Bank.
Net loss. Net loss was $15.6 million and $7.7 million for the year-to-date periods ended July 1, 2006 and July 2, 2005, respectively.
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At July 1, 2006, we had working capital of $101.3 million, including cash, cash equivalents and marketable securities of $92.8 million.
Net cash used in operating activities was $20.8 million for the year-to-date period ended July 1, 2006, as compared to $2.0 million for the year-to-date period ended July 2, 2005. Cash used in operating activities in the period ended July 1, 2006 was due primarily to net losses of $15.6 million offset by non-cash changes of $6.3 million, increases in accounts receivable of $14.2 million, increases in other current assets of $8.1 million and increases in inventory of $8.0 million, offset by increases in accounts payable and accrued expenses of $15.7 million, net decrease in grants of $6.4 million. The use of cash for operating activities in the year-to-date period ended July 2, 2005 was due primarily to losses from operations of $7.7 million and an increase in prepaid inventory of $1.5 million, offset by increases in accounts payable of $5.0 million and depreciation expense of $1.9 million.
We have not experienced any significant trends in accounts receivable other than changes relative to the increase in revenue. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers. For the second quarter of 2006, Days Sales Outstanding (DSO) was approximately 75 days and approximately 32 days for the fourth quarter of 2005. The increase in DSO in the second quarter of 2006 was due mainly to a large proportion of shipments occurring towards the end of the quarter.
Net cash used in investing activities was $23.5 million for the year-to-date period ended July 1, 2006, as compared to $18.1 million for the year-to-date period ended July 2, 2005. The increase in net cash used in investing activities was due primarily to purchases of equipment associated with the construction of the EverQ factory offset by proceeds from the sale of marketable securities.
Net cash provided by financing activities was $39.6 million for the year-to-date period ended July 1, 2006, as compared to $153.4 million for the year-to-date period ended July 2, 2005. Net cash provided by financing activities for the quarter ended July 1, 2006 was due to proceeds from increased outstanding debt associated with the EverQ loan facilities and proceeds from the exercise of stock options and warrants. The cash provided by financing activities during the year-to-date period ended July 2, 2005 primarily represented net proceeds from common stock issued in conjunction with the common stock public offering completed in February 2005 as well as the Convertible Subordinated Debt issuance in June 2005 and capital contributions to EverQ from the minority interest holder.
Capital expenditures were $39.6 million (net of $7.2 million in reclassification of deposits on fixed assets under construction) for the year-to-date period ended July 1, 2006 as compared to $7.9 million for the year-to-date period ended July 2, 2005. Capital expenditures for the period ended July 1, 2006 were primarily for equipment needed for our manufacturing facility and equipment for EverQ. As of July 1, 2006, outstanding commitments for capital expenditures for both Evergreen and EverQ were approximately $13 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our and EverQ’s manufacturing facilities.
As contemplated by the memorandum of understanding to increase the capacity of EverQ, the second silicon supply agreement that will be provided by REC and expected to be executed during the third quarter of 2006, will require EverQ to make a total prepayment of $87 million. The EverQ capacity expansion, including the $87 million prepayment associated with the second silicon supply agreement, will be funded by capital increases of REC, Q-Cells and us, as well as expected funds from government grants and debt facilities secured with external banks.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our planned capital programs, fund our expected commitments with EverQ’s second 50 megawatt facility contemplated by the memorandum of understanding to increase the capacity EverQ and to fund our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
Off-Balance Sheet Arrangements
Other than our subordinated convertible notes which holders may convert into shares of our common stock at any time, we do not have any other special purpose entities or off-balance sheet financing arrangements. Except as discussed above, there have been no material changes since December 31, 2005 to our cash commitments as disclosed in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.
Contractual Obligations
There have been no material changes since December 31, 2005 to our contractual obligations reported in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.
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
FOREIGN CURRENCY EXCHANGE RATE RISK
For the year-to-date period ended July 1, 2006, all of our product sales into Europe were denominated in Euros, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 63% of total revenues for the year-to-date period ended July 1, 2006. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent strengthening in exchange rates against the U.S. dollar would have had a material effect on our consolidated financial position, reducing revenue and earnings by approximately 6%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses. Additionally, EverQ is exposed to changes in foreign currency exchange rates primarily related to purchases of goods and services denominated in currencies other than the Euro.
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
Internal Control Over Financial Reporting
During the second quarter of 2006, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Certain Factors Which May Affect Future Results
The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see “Concerns Regarding Forwarding Looking Statements” at the beginning of this report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Evergreen Solar. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could adversely affect our business, financial condition or results of operations.
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
Since our inception, we have incurred significant net losses, including net losses of $15.6 million for the year-to-date period ended July 1, 2006. Principally as a result of ongoing operating losses, we had an accumulated deficit of $108.6 million as of July 1, 2006. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:
•	expand our manufacturing operations, whether domestically or internationally, including EverQ;

•	develop our distribution network;

•	continue to research and develop our products and manufacturing technologies;

•	implement internal systems and infrastructure in conjunction with our growth; and

•	hire additional personnel.
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
In order to satisfy our existing capital requirements and to fund continuing capacity expansion, we raised $62.3 million, net of offering costs of approximately $4.4 million, from the public sale of our common stock in February 2005. Additionally, we issued Convertible Subordinated Debt with a principal amount of $90 million, providing us with approximately $86.9 million net of issuance costs of $3.1 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our planned capital programs, fund our expected commitments with regard to EverQ’s second 50 megawatt facility as contemplated by the memorandum of understanding and fund our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In such a case, our stock price would likely be materially and adversely impacted.
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
We have the ability to terminate EverQ if we, Q-Cells or REC are unable to finance EverQ. As a result, EverQ remains subject to the risk that the parties may be unable to finance, both directly and through government or third party sources, the costs of building additional facilities or operating existing facilities. A delay in EverQ’s ability to expand its manufacturing capacity would negatively affect our ability to significantly grow revenues and achieve profitability. In addition, EverQ subjects us to the risks inherent in complex strategic partnership transactions with third parties located in international markets, including the following:
•	EverQ will be highly dependent on Q-Cells’ expertise in the rapid development of solar product manufacturing facilities in Germany; therefore, if for any reason, Q-Cells does not devote the personnel necessary to assist us in the development of facilities in Germany, EverQ may experience delays and cost-overruns or may be unsuccessful in the establishment of the operation;

•	EverQ contemplates that each of the EverQ partners will continue to contribute certain technologies to EverQ in order to establish novel manufacturing processes based on a combination of our respective technologies; as such, the success of EverQ depends on our ability to integrate our respective technologies and manufacturing processes in order to produce competitive solar products in the world marketplace; such integration is unproven and if we are unable to integrate our technologies and manufacturing processes, the prospects for EverQ would be limited;

•	government grants that have been approved may be subject to forfeiture or repayment in whole or in part if EverQ fails to continue to meet the conditions for such grants or if such grants for any reason become unavailable from German or European Union sources;

•	the establishment of the facilities may result in cost overruns, delays, equipment problems and construction, start-up and other operating difficulties, any of which could adversely affect the ability of EverQ to achieve or grow revenue on the timeframe we expect;

•	Q-Cells and REC have the ability to influence the strategic direction of EverQ and other material decisions of EverQ; as a result, we may be unable to take certain actions that we believe would be in our best interests, which, given the expected materiality of EverQ to our combined operations, could significantly harm our business; further, we may be liable to third parties for the material decisions and actions of Q-Cells and REC in EverQ, which actions may harm EverQ and our business;

•	EverQ requires significant management attention and places significant strain on our ability to manage effectively both our operations in Marlboro and the operations of EverQ in Germany;

•	EverQ may subject us to multiple, conflicting and changing laws, regulations and tax schemes;

•	EverQ may be unable to obtain, maintain or enforce adequate intellectual property rights and protection due to limited or unfavorable intellectual property protection and may be subject to claims or suits alleging infringement of third party intellectual property rights;

•	under certain circumstances, if we exit EverQ, EverQ will continue to have certain rights to our proprietary technologies that we are licensing to it and thereby compete with us;

•	two years after the termination of the master joint venture agreement, Q-Cells and REC may engage in ribbon technology-related activities in competition with us;

•	limitations on dividends or restrictions against repatriation of earnings may limit our ability to capitalize on earnings from EverQ;

•	the operation of the manufacturing facility may experience seasonal reductions in productivity common in certain foreign countries, such as the summer months in Europe;

•	EverQ may be subject to increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	EverQ may be unable to successfully hire and retain the additional personnel necessary to operate the facility or future facilities;

•	we will be exposed to fluctuations in currency exchange rates; and

•	we may experience difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.
As a result, there can be no assurance that EverQ will be successful in establishing additional facilities or, once established, that EverQ will attain the manufacturing capacity or the financial results that we currently expect.

EverQ subjects us to a risk that in the future we may be unable to consolidate EverQ’s financial results into our financial statements.
Through the second quarter of 2006, we have consolidated the financial statements of EverQ in accordance with the provisions of FASB FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Subsequent to the execution of the definitive agreements for the expansion of EverQ, which are expected during the third quarter of 2006, we expect to no longer consolidate EverQ’s financial statements and will account for our share of EverQ’s financial results under the equity method of accounting. As a result, we are subject to the risk that period-to-period comparisons of our financial statements in the future may be difficult to interpret.
Our future success substantially depends on our ability to significantly increase our manufacturing capacity through the development of additional manufacturing facilities. We may be unable to achieve our capacity expansion goals, which would limit our growth potential, impair our operating results and financial condition and cause our stock price to decline.
Our future success depends on our ability to increase our manufacturing capacity through the development of additional manufacturing facilities. If we are unable to do so, we may not be able to achieve the production volumes and per unit costs that will allow us to meet customer demand, maintain our competitive position and achieve profitability. Our ability to develop additional manufacturing facilities is subject to significant risk and uncertainty, including:
•	we may need to continue to raise significant additional capital through the issuance of equity or convertible or debt securities in order to finance the costs of development of any additional facility, which we may be unable to do on reasonable terms or at all, and which could be dilutive to our existing stockholders;

•	the build-out of any additional facility will be subject to the risks inherent in the development of a new manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals or problems with supplier relationships;

•	our manufacturing processes, particularly those that incorporate improvements to our String Ribbon technology, are unproven at a large scale and may prove difficult to implement in any new facility;

•	we may be required to depend on third parties or strategic partnerships that we establish in the development and operation of a facility, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them;

•	the establishment of any new facility will require significant management attention, and our management team, which has limited experience in the development of such facilities, may be unable to execute the expansion plan effectively; and

•	if a new facility is established internationally, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to do so and otherwise be subject to the risks inherent in conducting business in a foreign jurisdiction as described elsewhere in this section.
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
We have single and sole source suppliers for a number of specialized materials, including silicon and string, necessary to manufacture our solar power products, which makes us susceptible to quality issues, shortages and price changes for these materials. Demand for and pricing of silicon has increased significantly over the past few years. Further increases in the demand for silicon may cause us to encounter shortages or delays in obtaining silicon to be used in the manufacture of our solar power products, which could result in customer dissatisfaction and decreased revenues. Additionally, further increases in the price of available silicon could negatively impact our results of operations in any given period.
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
We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. During the year-to-date period ending July 1, 2006, we sold our solar power products to approximately 20 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.
We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.
From our inception through July 1, 2006, approximately 70% of our product sales have been made to distributors outside of the United States. Sales in Germany constituted approximately 63% of our total product sales for the year-to-date period ended July 1, 2006. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, which could increase upon the establishment and operation of EverQ, will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:
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
From our inception through July 1, 2006, our three largest resellers accounted for approximately 48% of our product sales and our 10 largest resellers accounted for approximately 74% of our product sales. Historically all of our sales to these resellers are made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause on short notice and that generally do not require them to make minimum purchases. Consequently, our resellers are generally permitted to obtain products from other providers of solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these resellers. As of July 1, 2006, approximately 26% of our total accounts receivable were outstanding from Ralos Vertriebs GmbH, one of our German distributors, and approximately 20% was outstanding from Goldbeck Solar, another German distributor. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:
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
We had approximately 317 employees as of July 1, 2006, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products, develop our distribution network and operate our expanded manufacturing facility as well as the EverQ manufacturing facility under construction in Germany. EverQ had approximately 250 employees as of July 1, 2006. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. During 2005, we had a material error in our interim financial reports for the periods ended April 2, 2005 and July 2, 2005, which required a restatement of our condensed consolidated balance sheets and condensed consolidated statements of cash flows for those interim periods. Although we have implemented enhancements to our internal controls over financial reporting to properly prepare our financial statements, we cannot be certain that these measures will ensure that we will maintain adequate internal control over financial reporting in the future. Additionally, as we rapidly grow our business, including expansion related to EverQ, our internal control over financial reporting will become more complex and will require significantly more resources to ensure that they remain effective. Failure to design required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If a material weakness is discovered the disclosure of that fact, even if quickly remediated, could have a material adverse effect on our business. In addition, future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock.
Our management team may not be able to successfully implement our business strategies.
If our management team is unable to execute on its business strategies, then our product development, the expansion of our manufacturing operations and distribution network and our sales and marketing activities would be materially and adversely affected. In addition, we have undergone and anticipate undergoing further rapid growth in the scope of our operations and the number of our employees, which is likely to place a significant strain on our senior management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by this rapid growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.
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
We are required to comply with all foreign, federal, state and local laws and regulations regarding protection of the environment. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental laws or regulations, however, we may be required to pay substantial fines, incur significant capital expenditures, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of or generation of, or to restrict adequately the discharge or disposal of, hazardous substances or wastes could subject us to potentially significant monetary damages and fines, criminal proceedings, third party property damage or personal injury claims, cleanup costs or other costs, or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from generators of the hazardous substances or operators of property where releases of hazardous substances have occurred or are ongoing, even if such party was not responsible for the release or otherwise at fault. While we are not aware of any outstanding, material environmental claims or obligations, future developments such as the implementation of new, more stringent laws and regulations, more aggressive enforcement policies, or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations or financial condition.
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
Our common stock is quoted on the Nasdaq Global Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq Global Market, have ranged from $5.73 to $17.50 for the 52-week period ended July 1, 2006. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The Nasdaq Global Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.
Our quarterly revenue and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:
•	the size and timing of customer orders for or shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our String-Ribbon technology;

•	our ability to establish and expand key customer and distributor relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to expand EverQ within budget and within the time frame that we expect;

•	the extent to which Q-Cells and REC increase their ownership in EverQ in the future and thereby reduces our share of profits and losses of EverQ in future periods;

•	the extent to which any change in the capital structure of EverQ in the future causes us to be unable to consolidate EverQ’s financial results;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	one time charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

•	the timing of adding the personnel necessary to execute our growth plan.
In addition, the stock market in general, and the Nasdaq Global Market and the market for solar technology companies and us in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.
We anticipate that our operating expenses will continue to increase significantly, particularly as we develop our internal infrastructure to support our anticipated growth. If our product revenues in any quarter do not increase correspondingly, our net losses for that period will increase. Moreover, given that a significant portion of our operating expenses is largely fixed in nature and cannot be quickly reduced, if our product revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected. For these reasons, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and you should not rely on results of operations in any particular quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or public market analysts in any quarter, the market value of our common stock would likely decrease, and it could decrease rapidly and substantially.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of stockholders (the “Annual Meeting”) on June 8, 2006 in Marlboro, Massachusetts. At the Annual Meeting, stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. There were 48,920,530 votes cast for the ratification, 206,681 cast against the ratification, 86,841 abstentions and zero broker non-votes.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Number	Description

1.1 (1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc. (Exhibit 1.1)

3.1 (2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2 (2)	Second Amended and Restated By-laws. (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)

4.1 (5)	Indenture, dated as of June 29, 2005, between the Registrant and U.S. Bank National Association, as Trustee. (Exhibit 4.4)

4.2 (5)	Form of 4.375% Convertible Subordinated Notes due 2012. (Exhibit 4.4)

10.1 (2)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (6)*	Amended and Restated 2000 Stock Option and Incentive Plan. (Exhibit 99.1)

10.4 (6)*	Amended and Restated 2000 Employee Stock Purchase Plan. (Exhibit 99.2)

10.5 (2)	Lease Agreement between the Company and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)

10.6 (2)+	Agreement between the Company and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.7 (2)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.8 (2)	Form of Indemnification Agreement between the Company and each of its directors and executive officers. (Exhibit 10.9)

10.9 (7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)

10.10 (7)	Form of Registration Rights Agreement. (Exhibit 10.3)

10.11 (7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)

10.12 (8)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)

10.13 (8)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)

10.14 (8)	Form of Warrants. (Exhibit 10.3)

10.15 (8)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)

Number	Description

10.16 (8)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)

10.17 (9)++	Master Joint Venture Agreement entered into as of November 4, 2005 by and among the Company, Q-Cells AG, Renewable Energy Corporation and EverQ GmbH. (Exhibit 10.17)

10.18 (9)++	License and Technology Transfer Agreement by and between the Company and EverQ GmbH, dated November 24, 2005. (Exhibit 10.18)

10.19 (9)++	Technology Co-Operation Agreement by and between Renewable Energy Corporation and the Company dated November 24, 2005. (Exhibit 10.19)

10.20 (9)++	Supply Agreement, dated November 24, 2005, by and between Solar Grade Silicon LLC and the Company. (Exhibit 10.20)

10.21 (9)++	Supply Agreement, dated November 24, 2005, by and between Solar Grade Silicon LLC and EverQ GmbH. (Exhibit 10.21)

10.22 (10)*	Evergreen Solar, Inc. Management Incentive Policy. (Exhibit 10.20)

10.23 (11)	Purchase Agreement, dated June 23, 2005 between the Company and SG Cowen & Co., LLC, as representatives of the Initial Purchasers. (Exhibit 10.24)

10.24 (5)	Registration Rights Agreement, dated June 29, 2005, between the Company and SG Cowen & Co., LLC, as representative of the Initial Purchasers. (Exhibit 10.21)

10.25 (12)++	Memorandum of Understanding, dated June 5, 2006, by and among Evergreen Solar, Inc., Q-Cells AG, EverQ GmbH and Renewable Energy Corporation AS. (Exhibit 10.1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, as amended (File No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004 (File No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 15,

2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 21, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K dated March 16, 2006 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(11)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 2005 filed on August 11, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(12)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 5, 2006 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: August 9, 2006

/s/ Donald M. Muir

Donald M. Muir
Chief Financial Officer, Vice President,
Treasurer and Secretary
(Principal Financial Officer)