Form 10-Q
period 2006-09-30
EVERGREEN SOLAR INC
filed 2006-11-07
CIK 947397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, the registrant has 68,050,082 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

CONCERNS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of the Company may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding: the receipt of regulatory approval from the German authorities approving the change in ownership of EverQ; the expansion of EverQ’s Thalheim operations; the Company’s ability to benefit from the net income and economic value generated by EverQ; the Company’s plan to report and recognize revenue derived from EverQ; the Company’s projections regarding future growth, revenue, costs of revenue, earnings and gross margins improvement; any statements of the plans, strategies and objectives of management for future operations; future warranty expenses; the Company’s expectations regarding EverQ’s future growth, revenue, costs of revenue and earnings; the future ownership of EverQ; the future accounting treatment of EverQ; contributions by our strategic partners Q-Cells AG and Renewable Energy Corporation to EverQ and the successful integration of our proprietary technologies; receipt of public grant awards; capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies; pursuit of future research contracts that are not part of our current ongoing research activities; costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses, business growth and our status as a public company; the success of the Company’s research and development activities; shifts in our geographic product revenue mix; the manufacturing capacity of the Company and its plans for its Marlboro facility; domestic and international expansion of strategic partnerships, manufacturing operations and distribution networks; operating efficiency of manufacturing facilities including increases in manufacturing scale and technological improvements; the occurrence of and the use of proceeds from sales of our securities; the sufficiency of our cash, cash equivalents and marketable securities to satisfy our anticipated cash requirements; sufficiency of our insurance levels for product liability claims; payment of cash dividends; use of derivative financial instruments to manage foreign currency exchange risks; the potential impact of our critical accounting policies and changes in financial accounting standards or practices; the Company’s plans for expansion and operation of the EverQ facility and its production schedule; the Company’s expectations regarding the marketing and sales of EverQ modules and the revenues of the Company associated with the resale of such modules; the expected demand for solar energy; expectations regarding product performance and cost and technological competitiveness; expectations regarding the Company’s and EverQ’s future silicon supply; the anticipated benefits of the Company’s String Ribbon technology; the making of strategic investments and the expectation of future benefit from them; the Company’s ability to hire the necessary personnel to successfully develop and market its products; the development of the quad ribbon technology platform and its potential effects on crystal growth; the Company’s position in the solar power market; and the Company’s ability to reduce the costs of producing solar products are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by customers, suppliers and partners, and other risks and uncertainties described herein, including but not limited to the items discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II of this report and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), copies of which may be accessed through the SEC’s web site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	September 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$30,742	$34,254
Marketable securities	85,465	55,643
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $65 and $150 at December 31, 2005 and September 30, 2006, respectively	4,124	22,826
Grants receivable	16,295	18,107
Inventory	3,634	12,420
Interest receivable	541	700
Taxes Receivable (VAT)	—	16,121
Other current assets	4,052	2,617

Total current assets	144,853	162,688

Deposits	8,217	1,596
Long-term investments	—	986
Restricted cash	1,582	795
Deferred financing costs	2,877	2,545
Fixed assets, net	71,430	142,521

Total assets	$228,959	$311,131

Liabilities, minority interest and stockholders’ equity
Current liabilities:
Accounts payable	$12,210	$11,832
Short term borrowings	4,131	38,676
Other accrued expenses	1,625	11,780
Taxes Payable (VAT)	—	15,861
Accrued debt interest	—	1,139
Accrued employee compensation	1,778	2,523
Accrued warranty	705	1,123

Total current liabilities	20,449	82,934

Subordinated convertible notes	90,000	90,000
Deferred grants	16,284	24,316
Other long-term debt	3,553	16,152

Total liabilities	130,286	213,402

Minority interest in EverQ	11,223	10,354

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,965,231 and 67,928,659 issued and outstanding at December 31, 2005 and September 30, 2006, respectively	620	680
Additional paid-in capital	182,345	201,113
Accumulated deficit	(93,009)	(114,211)
Deferred compensation	(1,036)	—
Accumulated other comprehensive loss	(1,470)	(207)

Total stockholders’ equity	87,450	87,375

Total liabilities, minority interest and stockholders’ equity	$228,959	$311,131

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2006	2005	2006
Revenues:
Product	$11,092	$36,231	$32,059	$69,846
Research	94	215	328	894

Total revenues	11,186	36,446	32,387	70,740

Cost of revenue:
Product revenue costs	9,934	30,525	29,887	64,654
Research revenue costs	94	215	328	894

Total cost of revenue	10,028	30,740	30,215	65,548

Gross profit	1,158	5,706	2,172	5,192
Operating expenses:
Research and development	2,971	4,661	7,709	12,813
Selling, general and administrative	3,115	5,122	8,067	15,917

Total operating expenses	6,086	9,783	15,776	28,730

Operating loss	(4,928)	(4,077)	(13,604)	(23,538)

Other income
Foreign exchange gains, net	48	148	134	2,107
Interest income	1,163	917	1,912	3,519
Interest expense	(1,156)	(1,763)	(1,350)	(4,874)

Loss from operations before minority interest	(4,873)	(4,775)	(12,908)	(22,786)
Minority interest in EverQ	310	(828)	633	1,584

Net loss	$(4,563)	$(5,603)	$(12,275)	$(21,202)

Net loss per share (basic and diluted)	$(0.07)	$(0.08)	$(0.21)	$(0.33)

Weighted average shares used in computing basic and diluted net loss per share	61,178	66,127	59,049	65,229
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Quarters Ended
	October 1,	September 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(12,275)	$(21,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,961	5,415
Amortization of deferred grant credits	—	(467)
Loss on disposal of fixed assets	56	776
Minority interest in EverQ	(633)	(1,584)
Amortization of convertible debt financing costs	94	332
Bad debt expense and provision for early payment discounts	(8)	85
Accretion of bond premiums	(879)	(815)
Compensation expense associated with employee equity awards	—	4,068
Changes in operating assets and liabilites:
Accounts receivable	852	(18,789)
Grants	—	6,946
Prepaid inventory	(1,046)	—
Inventory	(827)	(8,562)
Interest payable	—	1,139
Interest receivable	(153)	(158)
Other current assets	(182)	1,106
Accounts payable	5,201	(1,029)
Accrued warranty	—	419
Accrued expenses	1,152	11,115

Net cash used in operating activities	(5,687)	(21,205)

Cash flows from investing activities:
Purchases of fixed assets	(30,252)	(73,052)
Decrease in deposits on fixed assets under construction	—	6,787
Decrease (increase) in restricted cash	(2,100)	891
Purchases of marketable securities	(69,282)	(55,782)
Proceeds from sale and maturity of marketable securities	19,950	85,486

Net cash used in investing activites	(81,684)	(35,670)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	62,335	—
Proceeds from convertible debt financing, net of offering costs	86,939	—
Increase in long-term debt	—	11,923
Increase in short-term debt	—	33,670
Capital contribution to EverQ from minority interest holder	6,830	—
Proceeds from exercise of warrants	—	13,446
Proceeds from exercise of stock options, and shares purchased under Employee Stock Purchase Plan	842	2,351

Net cash flow provided by financing activities	156,946	61,390

Effect of exchange rate changes on cash and cash equivalents	(622)	(1,003)

Net increase in cash and cash equivalents	68,953	3,512

Cash and cash equivalents at beginning of period	5,379	30,742

Cash and cash equivalents at end of period	$74,332	$34,254

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2005. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 16, 2006. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at September 30, 2006, the results of operations for the quarters and year-to-date periods ended September 30, 2006 and October 1, 2005, and the cash flows for the year-to-date periods ended September 30, 2006 and October 1, 2005. The balance sheet at December 31, 2005 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2006.
The condensed consolidated interim financial statements include the accounts of the Company’s wholly owned subsidiaries, Evergreen Solar Securities, Inc. and Evergreen Solar GmbH. All material intercompany accounts and transactions have been eliminated. The Company currently owns a 64% share in EverQ GmbH, a strategic partnership with Q-Cells AG, or Q-Cells, and Renewable Energy Corporation ASA, or REC. The Company currently consolidates the financial statements of EverQ. On September 29, 2006, the Company, Q-Cells and REC entered into an amendment to the existing Master Joint Venture Agreement by and among the Company, EverQ, REC and Q-Cells whereby, subject to the receipt of regulatory approval from the German authorities, the Company, REC and Q-Cells will become equal partners in EverQ at which point the Company will adopt the equity method of accounting for its share of EverQ’s results. In addition, the Company has entered into an amended license and technology transfer agreement with EverQ. Pursuant to this agreement, the Company will license to EverQ certain of its proprietary technologies necessary for the manufacture of EverQ’s solar modules, which will result in royalty and research and development revenue streams to the Company in the future. The Company and EverQ have also entered into a sales representative agreement pursuant to which the Company will continue to market and sell modules manufactured by EverQ. As a result of the terms of the sales representative agreement, the Company will no longer report gross revenue or cost of goods sold resulting from the sale of EverQ’s module production. Rather, the Company will receive a fee for its selling and marketing efforts related to EverQ products. These agreements become effective after receipt of regulatory approval from the German authorities.
The functional currency for Evergreen Solar GmbH and EverQ is the Euro. Revenues and expenses of Evergreen Solar GmbH and EverQ are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at period-end rates of exchange.
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
For the quarter and year-to-date periods ended September 30, 2006, the Company has presented a gross margin subtotal in its condensed consolidated statement of operations, and has similarly presented an equivalent subtotal for the comparative periods in 2005.

Stock-based Compensation
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” and related interpretations (“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods. See Note 6 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense in accordance with SFAS 123R.
2. Net Loss per Common Share
The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters and year-to-date periods ended October 1, 2005 and September 30, 2006 does not include approximately 23.2 million and 19.8 million potential shares of common stock equivalents outstanding at October 1, 2005 and September 30, 2006, respectively, as their inclusion would be anti-dilutive.
3. Inventory
Inventory consisted of the following at December 31, 2005 and September 30, 2006 (in thousands):

	December 31,	September 30,
	2005	2006
Raw materials	$2,929	$9,058
Work-in-process	519	2,662
Finished goods	186	700

	$3,634	$12,420

4. Fixed Assets
Fixed assets consisted of the following at December 31, 2005 and September 30, 2006 (in thousands):

	Useful	December 31,	September 30,
	Life	2005	2006
Laboratory and manufacturing equipment	3-7 years	$29,046	$86,318
Computer and office equipment	3-7 years	1,235	2,514
Leasehold improvements	Lesser of 15 to 20 years or lease term	8,360	8,360
Land	N/A	599	2,629
Buildings	15 years	—	31,364
Assets under construction		42,600	26,739

		81,840	157,924
Less: Accumulated depreciation		(10,410)	(15,403)

		$71,430	$142,521

During the third quarter of 2006, as a result of the Company’s successful introduction of new manufacturing technology, the Company disposed of existing manufacturing equipment in order to replace them with more technologically advanced equipment expected to improve operational performance at its Marlboro facility. Equipment with a gross value of $1.0 million was disposed of during the third quarter, for no proceeds, and the Company realized a loss on disposal of approximately $550,000. The loss on disposal of fixed assets is included in cost of product revenues.

As of September 30, 2006, outstanding commitments for capital expenditures for both the Company and EverQ were approximately $77 million. Nearly all of these commitments for capital expenditures are associated with the construction of EverQ’s second manufacturing facility as well as infrastructure improvements and equipment purchases for the Company’s Marlboro facility, including the build-out of its research and development facility in Marlboro.
As of September 30, 2006, the Company had $26.7 million in assets under construction consisting primarily of building and equipment under construction associated with EverQ’s second manufacturing facility in Thalheim Germany as well as building improvements and equipment under construction associated with its research and development facility in Marlboro, Massachusetts.
5. Guarantor Arrangements
The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
Product Warranty
The Company’s current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. The Company has provided for estimated future warranty costs of approximately $1.1 million, an increase of $0.4 million since December 31, 2005, representing its best estimate of the likely expense associated with fulfilling its obligations under such warranties. Given the Company’s limited operating history, prior to the first quarter of 2005, the Company used historical industry solar panel failure rates, adjusted for the differences and uncertainties associated with its manufacturing process, as a basis for the accrued warranty costs. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
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
EverQ Debt Guarantee
In November 2005, a Credit Agreement (the “Credit Agreement”) was entered into between EverQ, Q-Cells, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft (“Deutsche Bank”) and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. Pursuant to the Credit Agreement, the Company and Q-Cells has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of September 30, 2006, EverQ had total obligations outstanding under this Credit Agreement of 14.3 million Euro ($18.1 million at September 30, 2006 exchange rates).
Letters of Credit
The Company maintains a letter of credit for the benefit of a landlord of its manufacturing facility in Marlboro, Massachusetts for $414,000, which is required under the terms of the lease and will expire upon termination of the lease in 2010. In addition, EverQ maintains a guarantee for equipment for an equipment vendor totaling approximately 300,000 Euro (approximately $380,000 at September 30, 2006 exchange rates). The amount of cash guaranteeing the letters of credit is classified as restricted cash in the Company’s balance sheet. To the extent that EverQ’s cash balance is not sufficient to cover the letters of credit, availability under EverQ’s working capital line of credit facility with Deutsche Bank is reduced by the amount of any shortfall.

6. Stock-Based Compensation
The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

		Year-to-date
	Quarter Ended	Period Ended
	Sept 30, 2006	Sept 30, 2006
Cost of product revenues	$117	$355
Research and development expenses	330	1,115
Selling, general and administrative expenses	608	2,598
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the quarter and year-to-date periods ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year-to-date	Year-to-date
	Period Ended	Period Ended
	October 1, 2005	September 30, 2006
Expected option term (years)	7.00	6.25
Expected volatility factor	90%	130%
Risk-free interest rate	4.0%	4.9%-5.1%
Expected annual dividend yield	0%	0%
The Company’s expected option term assumption was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options. The expected stock volatility factor was determined using historical daily price changes of the Company’s common stock. The Company bases the risk-free interest rate that is used in the stock option valuation model on U.S. Treasury securities issued with maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.
Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for its stock-based employee compensation plans under APB Opinion No. 25. Accordingly, no compensation cost was recorded as all options granted had an exercise price at least equal to the fair market value of the underlying common stock on the date of the grant.
The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net loss and net loss per share for the quarter and year-to-date periods ended October 1, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123R to share-based employee awards.

	Quarter Ended		Year-to-Date Period Ended
	October 1, 2005		October 1, 2005
		Net Loss		Net Loss
		Per		Per
		Basic & Diluted		Basic & Diluted
	Net Loss	Share	Net Loss	Share
Net loss attributable to common stockholders, as reported	$(4,563)	$(0.07)	$(12,275)	$(0.21)
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(1,086)	(0.02)	(2,559)	(0.04)

Pro forma net loss	$(5,649)	$(0.09)	$(14,834)	$(0.25)

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
Stock option activity under the Company’s stock option plan for the year-to-date period ended September 30, 2006 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1 , 2006	6,049,529	$3.15
Granted	623,000	14.61
Exercised	(842,795)	2.37
Forfeited	(164,712)	4.01

Outstanding at September 30, 2006	5,665,022	$4.57

The following table summarizes information about stock options outstanding at September 30, 2006:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$0.65	—	$1.60	335,149	5.62	$1.35	255,399	$1.29
1.61	—	1.61	1,638,000	7.19	1.61	638,000	1.61
1.68	—	2.17	1,183,826	6.72	2.01	605,698	2.03
2.19	—	6.53	1,139,247	7.51	4.01	589,802	3.93
6.63	—	19.00	1,368,800	8.42	11.60	365,127	10.66

			5,665,022	7.36	$4.57	2,454,026	$3.59

In addition to the stock option activity summarized in the table above, for the year-to-date period ended September 30, 2006, the Company also awarded 268,713 restricted shares of the Company’s common stock as part of its stock compensation plan. Additionally, on February 27, 2006, the Board of Directors of the Company authorized a non-recurring grant of up to an aggregate of 800,000 shares of the Company’s common stock as performance-based restricted share awards (the “Restricted Share Awards”) to the Company’s executive officers, which immediately vest upon the achievement of $300 million in revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, and certain gross margin and net income financial performance targets, achieved in one fiscal year. The Restricted Share Awards will expire after five years if they have not vested. The Company currently assumes that none of the Restricted Share Awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company will evaluate the likelihood of reaching the performance requirements periodically.
Restricted stock activity under the Company’s stock plans for the year-to-date period ended September 30, 2006 is summarized as follows:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
Outstanding at January 1 , 2006	100,000	$10.42
Granted	1,068,713	14.72
Vested	(6,988)	12.21
Forfeited	(2,500)	13.51

Outstanding at September 30, 2006	1,159,225	$14.37

The weighted average grant-date fair value of stock options granted during the year-to-date period ended September 30, 2006 was $13.27. There were no stock options granted during the quarter ended September 30, 2006. The aggregate intrinsic value of outstanding options as of September 30, 2006 was $26.0 million, of which $12.6 million were vested. The aggregate intrinsic value of outstanding options as of January 1, 2006 was $48.5 million, of which $25.7 million were vested. The aggregate intrinsic value of outstanding restricted stock awards, including performance-based awards, as of September 30, 2006 was $9.6 million. The intrinsic value of options exercised during the quarter and year-to-date periods ended September 30, 2006 was approximately $0.7 million and $9.6 million, respectively. As of September 30, 2006, there was $11.6 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. Additionally, there was $4.0 million of total unrecognized compensation cost related to unvested restricted stock awards (excluding performance-based awards that have been assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 3.4 years.
In September 2000, the Company’s Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the market value of such stock. The ESPP provides semi-annual offering periods beginning each April 1 and October 1. For quarter ended April 1, 2006, employees paid the company $139,000 to purchase approximately 17,000 shares and the Company recognized approximately $21,000 of compensation expense related to this ESPP activity. For the quarter ended September 30, 2006, employees paid the Company $203,000 to purchase approximately 28,000 shares of the Company’s common stock and the Company recognized approximately $50,000 of compensation expense related to this ESPP activity. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes valuation model.
7. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. A total of 100,000,000 shares of common stock were authorized as of September 30, 2006. A total of 27,227,668 shares of preferred stock, of which 26,227,668 shares are designated Series A convertible preferred stock, were authorized as of September 30, 2006. At September 30, 2006, a total of 10,650,000 shares of common stock were authorized for issuance under the 2000 Plan and approximately 750,000 shares were reserved for issuance upon conversion of outstanding warrants issued in connection with the Common Stock Private Placement.
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
In connection with the Company’s Common Stock Private Placement consummated on June 21, 2004, the Company issued warrants to purchase up to 2,298,851 shares of its common stock to the investors participating in the financing as well as a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant are identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The warrants entitle the holders to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009. On various dates during the year-to-date period ended September 30, 2006, holders of warrants associated with the Company’s Common Stock Private Placement exercised their warrants to purchase approximately 1.6 million shares of the Company’s common stock resulting in proceeds to the Company of approximately $5.3 million.
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
The Company has two reportable operating segments: Evergreen Solar, Inc. and EverQ GmbH. The chief operating decision maker evaluates performance based on a number of factors, the primary measure being product revenue and gross profit. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker. The purpose of EverQ is to develop and operate facilities to manufacture solar products based on the Company’s proprietary String Ribbon technology using fabrication processes that combine the Company’s, Q-Cells’ and REC’s manufacturing technologies. Evergreen Solar develops, manufactures and markets solar power products enabled by its proprietary String Ribbon technology.

The accounting principles applied at the operating segment level are the same as those applied at the consolidated financial statement level. All inter-segment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level.
Segment Revenue and Gross Profit
Reportable segment information for the quarter and year-to-date periods ended October 1, 2005 and September 30, 2006 were as follows (in thousands):

	Quarter Ended		Year-to-date Period Ended
	Oct 1,	Sept 30,	Oct 1,	Sept 30,
	2005	2006	2005	2006
Product revenue
Evergreen Solar	$11,092	$35,285	$32,059	$68,501
EverQ	—	24,167	—	34,824
Eliminations	—	(23,221)	—	(33,479)

Total	$11,092	$36,231	$32,059	$69,846

Gross profit
Evergreen Solar	$1,158	$1,295	$2,172	$3,602
EverQ	—	4,411	—	1,590

Total	$1,158	$5,706	$2,172	$5,192

Geographic Concentration of Revenue Information
Revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographic and concentration of total external revenue:

	Year-to-Date Period Ended
	October 1,	September 30,
	2005	2006
By geography:
U.S. distributors	36%	31%
U.S. Government (research revenue)	1%	2%
Germany	63%	65%
All other	0%	2%

	100%	100%

By customer:
Ralos Vertriebes	5%	12%
Powerlight Corporation	0%	11%
Donauer Solartechnik	14%	9%
Krannich Solartechnik	20%	4%
All other	61%	64%

	100%	100%

9. EverQ Investment Grants
On April 25, 2005, EverQ received notification that, subject to certain conditions, including receipt of European Union approval for a portion of the total grants, it will receive German government grants which, together with tax incentives expected to be received from German government authorities, would amount to approximately 28 million Euro ($35.5 million at September 30, 2006 exchange rates). As the grants are earned, EverQ records a deferred credit that will be amortized over the useful lives of the fixed assets for which the grants were used, in part, to acquire. As of September 30, 2006, total deferred grants were $24.3 million. The grants are subject to certain terms including, among other things, a minimum employment requirement of 350 people through December 31, 2007, a requirement that EverQ remains in Thalheim, Germany through at least December 31, 2012, and are earned during the investment period ending on December 31, 2007. If such terms are not fully satisfied, EverQ may have to refund a portion of the grants originally received.
As of September 30, 2006, total grants receivable were $18.1 million. EverQ has received approximately $6.8 million in grant funds to date.

10. Accumulated Other Comprehensive Loss
Accumulated comprehensive loss consists of unrealized gains and losses on available-for-sale securities, foreign currency gains on permanent intercompany loans and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive loss for the quarter-to-date and year-to-date periods ended October 1, 2005 and September 30, 2006, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	Oct 1,	Sept 30,	Oct 1,	Sept 30,
	2005	2006	2005	2006
Net loss	$(4,563)	$(5,603)	$(12,275)	$(21,202)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(33)	119	(34)	55
Unrealized gain on permanent intercompany loans	—	(138)	—	(61)
Cumulative translation adjustments	(169)	(235)	(1,017)	1,269

Total comprehensive loss	$(4,765)	$(5,857)	$(13,326)	$(19,939)

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

Redemption Period	Price (%)
Beginning on July 1, 2010 and ended on June 30, 2011	101.250
Beginning on July 1, 2011 and ended on June 30, 2012	101.625
On July 1, 2012	100.000
The Company may redeem the Notes on or after July 6, 2008 and prior to July 1, 2010 only if the closing price of the Company’s common stock exceeds 130% of the then-current conversion price of the Notes for at least 20 trading days in a period of 30 consecutive trading days ended on the trading day prior to the date on which the Company provides notice of redemption. The Company may be required to repurchase the Notes upon a designated event (either a termination of trading or a change in control) at a price (which will be in cash or, in the case of a change in control, cash, shares of the Company’s common stock or a combination of both) equal to 100% of the principal amount of the Notes to be repurchased plus accrued interest. Upon a change in control, the Company may under certain circumstances be required to pay a premium on redemption which will be a number of additional shares of the Company’s common stock as determined by the Company’s stock price and the effective date of the change in control.
The Notes are subordinate in right of payment to all of the Company’s existing and future senior debt.
The Company incurred financing costs of approximately $3.1 million which are being amortized ratably over the term of the notes, which is seven years. For the quarter and year-to-date periods ended September 30, 2006, the Company recorded $1.1 million and $3.3 million, respectively, in interest expense associated with the Notes.
EverQ Long-Term Debt
EverQ entered into a certain Credit Agreement (the “Credit Agreement”) dated November 9, 2005, between EverQ, Q-Cells AG, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. The Facility A interest rate is the Euro Interbank Offered Rate (“EURIBOR”) plus between 1.75% and 2.75% depending on whether EverQ meets certain financial targets specified in the Credit Agreement. The Facility B interest rate is EURIBOR plus 2.75% and the Facility C interest rate is 7.5%. In the event of a default by EverQ, Evergreen has agreed to relinquish certain rights to certain assets of EverQ which collateralize EverQ’s repayment obligations under the

Credit Facility. In addition, pursuant to the Credit Agreement, Evergreen has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of September 30, 2006, the total amount of debt outstanding relating to the Credit Agreement was 14.3 million Euro (approximately $18.1 million at September 30, 2006 exchange rates); of which 6.8 million Euro (approximately $8.6 million at September 30, 2006 exchange rates) is classified as current in the Company’s balance sheet.
Evergreen Solar Loan to EverQ
In November 2005, the Company entered into a Shareholder Loan Agreement to provide EverQ with a loan totaling 8.0 million Euro. Under the terms of the Shareholder Loan Agreement, the loan bears a fixed interest rate of 5.4%, has a term of four years and is subordinate to all other outstanding debt of EverQ. The loan must be repaid in full if the Company’s ownership interest in EverQ falls below 50% or if the Master Joint Venture Agreement of EverQ is terminated. Additionally, during 2006, the Company provided EverQ with additional loans to help fund the initial financing requirement of the first two factories currently under construction. The table below summarizes the total outstanding loans provided by the Company:

Date of Loan	Principal	Principal (USD)	Interest Rate	Date Due
November 23, 2005	€4,000,000	$5,074,800	5.40%	June 30, 2010
February 2, 2006	€4,000,000	$5,074,800	5.40%	June 30, 2010
April 18, 2006	€850,000	$1,078,395	5.86%	December 31, 2006
April 27, 2006	$4,343,500	$4,343,500	8.02%	December 31, 2006
June 8, 2006	€3,825,000	$4,852,778	5.72%	December 31, 2006
June 30, 2006	€1,700,000	$2,156,790	5.81%	December 31, 2006
August 28, 2006	$9,800,000	$9,800,000	8.00%	December 31, 2006

		$32,381,063

In addition to the loans provided by the Company, EverQ received loans from each of Q-Cells and REC. Loans provided by Q-Cells and REC, were provided under the same terms as the loans provided by the Company. Total loans outstanding from REC and Q-Cells to EverQ at September 30, 2006 were 28.9 million Euro (approximately $36.7 million at September 30, 2006 exchange rates).
12. Foreign Currency Derivative Transactions
During the quarter ended September 30, 2006, EverQ began to manage its foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into Euros of foreign exchange denominated transactions. As of September 30, 2006, EverQ had a 90-day forward currency contract denominated in U.S. dollars with a notional value of $4.9 million. At September 30, 2006, the fair market value of the outstanding forward exchange contract was $4.9 million. The difference between the fair market value and the notional value of the contract as of September 30, 2006 was approximately $24,000.
13. Related Party Transactions
In the normal course of business, the Company and EverQ purchase silicon from REC or its affiliates under existing supply agreements. For the year-to-date period ended September 30, 2006, the Company and EverQ purchased approximately $5.4 million and $960,000 of silicon from REC, respectively. As of September 30, 2006, the Company and EverQ had no outstanding amounts due to REC.
14. Recent Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.
EXECUTIVE OVERVIEW
We develop, manufacture, market and sell solar power products enabled by our proprietary String Ribbon(tm) technology that provide reliable and environmentally clean electric power throughout the world. String Ribbon technology is an efficient process for manufacturing crystalline silicon wafers, which are the primary components of photovoltaic cells. Photovoltaic cells generate direct current electricity when exposed to sunlight. We believe that our proprietary and patented technologies offer significant design, cost and manufacturing advantages over competing solar power technologies.
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
Our product sales are currently constrained by our manufacturing capacity at our Marlboro and EverQ facilities. Despite having an installed capacity of approximately 15 MW in our Marlboro facility, it is our intention to dedicate a sizable portion this capacity to developing new technologies with the goal of further improvements in operations and product performance, and therefore, we do not expect to operate at the full manufacturing capacity at our Marlboro facility. Furthermore, despite expected substantial capital expenditures at our Marlboro facility, we do not expect to significantly expand its manufacturing capacity, rather, such expenditures will be used to demonstrate improved technologies.
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
On September 29, 2006, in conjunction with the execution of a previously disclosed polysilicon supply agreement, which is expected to become effective in the fourth quarter 2006 following regulatory approval, the Company, Q-Cells and REC also entered into an amendment to the existing Master Joint Venture Agreement by and among the Company, EverQ, REC and Q-Cells whereby the Company, REC and Q-Cells will become equal partners in EverQ. REC and Q-Cells will be required to contribute capital in order to increase their ownership in EverQ to one-third.
EverQ currently expects to ramp production capacity from about 30MW in 2006 to approximately 300MW by 2010. EverQ began its expansion in Thalheim with the construction of a second integrated wafer, cell and module factory with a capacity of approximately 60MW during the third quarter of 2006, and production is expected to begin in the first half of 2007 and reach full capacity by year-end 2007.
Accounting Clarification for EverQ
As contemplated by the new EverQ partnership agreements signed on September 29, 2006, and after receipt of German regulatory approval, Evergreen Solar, Q-Cells and REC will become equal partners in EverQ and will share equally in its net income or loss. As a result of our reduction in ownership to one-third, we will adopt the “equity method of accounting” for our share of EverQ results, rather than consolidating those results as we have in the past. Under the equity method of accounting, we will report our one-third share of EverQ’s net income or loss as a single line item in our income statement.
Under the new or amended agreements with EverQ and its partners, we will continue to market and sell all solar modules manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We will receive fees from EverQ for these services and will no longer report gross revenue or cost of goods sold resulting from the sale of EverQ’s solar module production. In addition, we will receive fees from EverQ for our research and development efforts, and royalty payments for our ongoing technology contributions to EverQ.
In 2007, in addition to reporting our one-third share of EverQ’s net income or loss, we expect to report additional line items for revenue derived from EverQ. We will separately report in gross revenue the marketing and sales fees received from EverQ, which we expect to be approximately 1-2% of EverQ product related sales for the foreseeable future. In addition, we will separately report contract revenues derived from our research and development efforts on behalf of EverQ, which are expected to be approximately $3-$4 million per year for the foreseeable future. Additionally, royalty payments for our ongoing technology contribution to EverQ will provide another revenue stream for us, which under the current structure would be determined based on the table below:

EverQ Revenue	Royalty Percentage Applied
First $100M	5%
Next $150M	3.5%
Next $750M	2%
Over $1,000M	1%
These three revenue streams in total are expected to be approximately $10-$15 million in 2007, ramping to approximately $15-$25 million in 2008, and approximately $25-$35 million annually in 2009 and 2010.
While these revenue streams are based on current expansion and financial expectations of EverQ, as well as expected future technology developments, they are subject to review and adjustment by the shareholders of EverQ and could vary widely from these estimates.

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
Warranty
Given our limited operating history, prior to the first quarter of 2005, we used historical industry solar panel failure rates, adjusted for the differences and uncertainties associated with our manufacturing process, as a basis for the accrued warranty costs. We have provided for estimated future warranty costs of approximately $1.1 million, an increase of $0.4 million since December 31, 2005, representing our best estimate of the likely expense associated with fulfilling our obligations under such warranties. The increase in the warranty accrual was due entirely to estimated future warranty costs associated with product manufactured by EverQ. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
Sales Discount Allowance
During the first quarter of 2005, we began offering certain customers early payment discounts as an incentive aimed at improving our short-term cash flow. We estimate the allowance for sales discounts based on actual and historical payment practices of customers, and record provisions at the time when revenue is recognized. While our methodology takes into account these uncertainties, adjustments in future periods may be required as our customers change their payment practices. During the first quarter of 2006, we discontinued offering such sales discounts to our customers. For the year-to-date period ended September 30, 2006, total sales discounts taken was $79,000.
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
Minority interest. For the quarter ended September 30, 2006, EverQ incurred a profit from continuing operations of $2.3 million. For the year-to-date period ended September 30, 2006, EverQ incurred losses from continuing operations of $4.4 million, all of which are consolidated in our financial statements. However, the portion of EverQ’s net income or loss attributable to the Q-Cells and REC minority interests are eliminated in our consolidated financial statements.
Comparison of Quarters Ended September 30, 2006 and October 1, 2005
Revenues. Our product revenues for the quarter ended September 30, 2006 were $36.2 million, an increase of $25.1 million, or 227%, from $11.1 million for the quarter ended October 1, 2005. The increase in product revenues was due primarily to sales of product manufactured by EverQ, which accounted for approximately $25.4 million of total revenue compared to none for the same period in 2005.
Research revenues for the quarter ended September 30, 2006 were $215,000, an increase of $121,000 from $94,000 for the quarter ended October 1, 2005. The current active research contract with the National Renewable Energy began during the third quarter of 2005.
Product sales in Germany accounted for approximately 66% of total revenues for the quarter ended September 30, 2006, and 61% for the quarter ended October 1, 2005. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.
The following table summarizes our concentration of total revenue:

	Quarter Ended
	October 1,	September 30,
	2005	2006
By geography:
U.S. distributors	38%	29%
U.S. Government (research revenue)	1%	1%
Germany	61%	66%
All other	0%	4%

	100%	100%

By customer:
Powerlight Corporation	0%	21%
S.A.G. Solarstrom	12%	10%
Donauer Solartechnik	11%	7%
Krannich Solartechnik	17%	0%
All other	60%	62%

	100%	100%

Cost of product revenues and gross margin. Our cost of product revenues for the quarter ended September 30, 2006 was $30.5 million, an increase of $20.6 million, or 207%, from $9.9 million for the quarter ended October 1, 2005. The increase was due to cost of product revenues associated with production at EverQ, which accounted for approximately $19.8 million of total cost of product revenue compared to none for the same period in 2005. Product gross margin for the quarter ended September 30, 2006 was 15.7% versus 10.4% for the quarter ended October 1, 2005. The expected year-over-year increase in product gross margin primarily resulted from improving positive gross margins of EverQ as manufacturing reached full capacity at its first manufacturing facility.
During the third quarter of 2006, as a result of our successful introduction of new manufacturing technology, we disposed of existing manufacturing equipment in order to replace them with more technologically advanced equipment expected to improve operational performance at our Marlboro facility. Equipment with a gross value of $1.0 million was disposed of during the third quarter, for no proceeds, and we realized a loss on disposal of approximately $550,000. The loss on disposal of equipment is included in cost of product revenues.
Due to the relatively large component of fixed costs, product gross margins generated at our Marlboro facility are highly dependent on sales volumes and prices. We realize positive gross margins when our Marlboro manufacturing facility operates at near its target capacity of 15 megawatts. However, we expect that significant portions of manufacturing capacity at our Marlboro facility will be dedicated to research and development programs for purposes of achieving faster commercialization of technology improvements, which will keep gross margins lower than could potentially be realized. Further improvements in gross margin will result from increases in manufacturing scale and technology improvements. For example, our quad-ribbon technology, which grows four wafers out of a single furnace compared to two wafers grown out of our current furnace technology and has the potential to significantly reduce the manufacturing cost of growing silicon wafers.
Research and development expenses. Our research and development expenses for the quarter ended September 30, 2006 were $4.7 million, an increase of $1.7 million, or 57%, from $3.0 million for the quarter ended October 1, 2005. Most of the increase was due mainly to increased labor (including expenses related to the adoption of SFAS 123R), professional fees and materials costs associated with internal initiatives aimed to improve our manufacturing technology.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended September 30, 2006 were $5.1 million, an increase of $2.0 million, or 64%, from $3.1 million for the quarter ended October 1, 2005. Approximately 55% of the increase was due to increased compensation costs associated with personnel and the adoption of SFAS 123R, approximately 13% of the increase was due to general and administration costs incurred by EverQ and most of the remainder was due to increases in marketing and sales activities associated with the increased sales of EverQ product.
Other income. Other income for the period ended September 30, 2006 was comprised of $148,000 in net foreign exchange gains, $917,000 in interest income and $1.8 million in interest expense. Other income for the quarter ended October 1, 2005 consisted of $48,000 in net foreign exchange gains, $1.2 million in interest income and $1.2 million in interest expense. The decrease in interest income was principally due to the lower cash, cash equivalents and marketable securities balances. Interest expense increased due to interest expense associated with increased debt incurred by EverQ.
Net loss. Net loss was $5.6 million and $4.6 million for the quarters ended September 30, 2006 and October 1, 2005, respectively.
Comparison of Year-to-Date Periods Ended September 30, 2006 and October 1, 2005
Revenues. Our product revenues for the year-to-date period ended September 30, 2006 were $69.8 million, an increase of $37.8 million, or 118%, from $32.1 million for the year-to-date period ended October 1, 2005. The increase in product revenues was due primarily to sales of product manufactured by EverQ, which accounted for approximately $36.6 million of total revenue compared to none for the same period in 2005.
Research revenues for the year-to-date period ended September 30, 2006 were $894,000, an increase of $566,000 from $328,000 for the year-to-date period ended October 1, 2005. Research revenue increased because the current active research contract with the National Renewable Energy began during the third quarter of 2005.
Product sales in Germany accounted for approximately 65% of total revenues for the year-to-date period ended September 30, 2006, and 63% for the year-to-date period ended October 1, 2005. Currently, all European sales are denominated in Euros, which increases our risk of incurring foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase.
The following table summarizes our concentration of total revenue:

\

	Year-to-Date Period Ended
	October 1,	September 30,
	2005	2006
By geography:
U.S. distributors	36%	31%
U.S. Government (research revenue)	1%	2%
Germany	63%	65%
All other	0%	2%

	100%	100%

By customer:
Ralos Vertriebes	5%	12%
Powerlight Corporation	0%	11%
Donauer Solartechnik	14%	9%
Krannich Solartechnik	20%	4%
All other	61%	64%

	100%	100%

Cost of product revenues and gross margin. Our cost of product revenues for the year-to-date period ended September 30, 2006 was $64.7 million, an increase of $34.8 million, or 116%, from $29.9 million for the year-to-date periods ended October 1, 2005. Most of the increase was due to cost of product revenues associated with EverQ production, which accounted for approximately $33.2 million of total cost of product revenue compared to none for the same period in 2005. Product gross margin for the year-to-date period ended September 30, 2006 was 7.3% versus 6.7% for the year-to-date period ended October 1, 2005. The expected year-over-year increase in product gross margin primarily resulted from improving positive gross margins of EverQ as manufacturing reached full capacity at its first manufacturing facility.
During the third quarter of 2006, as a result of our successful introduction of new manufacturing technology, we disposed of existing manufacturing equipment in order to replace them with more technologically advanced equipment expected to improve operational performance at our Marlboro facility. Equipment with a gross value of $1.0 million was disposed of during the third quarter, for no proceeds, and we realized a loss on disposal of approximately $550,000. The loss on disposal of equipment is included in cost of product revenues.
Research and development expenses. Our research and development expenses for the year-to-date period ended September 30, 2006 were $12.8 million, an increase of $5.1 million, or 66%, from $7.7 million for the year-to-date period ended October 1, 2005. Approximately 89% of the increase was due mainly to increased labor (including expenses related to the adoption of SFAS 123R) and materials costs associated with expanding internal initiatives aimed to improve our manufacturing technology.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the year-to-date period ended September 30, 2006 were $15.9 million, an increase of $7.9 million, or 97%, from $8.1 million for the year-to-date period ended October 1, 2005. Approximately 48% of the increase was due to increased compensation costs associated with personnel and the adoption of SFAS 123R, approximately 27% of the increase was due to general and administration costs incurred by EverQ to support the growth of the operation and most of the remainder was due to increases in legal, accounting and other professional fees, and travel costs.
Other income. Other income for the period ended September 30, 2006 was comprised of $2.1 million in net foreign exchange gains, $3.5 million in interest income and $4.9 million in interest expense. Other income for the year-to-date periods ended October 1, 2005 consisted of $134,000 in net foreign exchange gains, $1.9 million in interest income and $1.4, in interest expense. The increase in interest income was principally due to the larger cash, cash equivalents and marketable securities balances due to the 2005 common stock and subordinated convertible debt financings. Interest expense increased due to interest charges associated with the subordinated convertible debt issued in June 2005 and increased debt incurred by EverQ.
Net loss. Net loss was $21.2 million and $12.3 million for the year-to-date periods ended September 30, 2006 and October 1, 2005, respectively.
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At September 30, 2006, we had working capital of $79.8 million, including cash, cash equivalents, marketable securities and long-term investments of $90.9 million.
Net cash used in operating activities was $21.2 million for the year-to-date period ended September 30, 2006, as compared to $5.7 million for the year-to-date period ended October 1, 2005. Cash used in operating activities in the period ended September 30, 2006 was due primarily to net losses of $21.2 million, increases in accounts receivable of $18.8 million and increases in inventory of $8.6 million, offset by increases in accrued expenses of $11.1 million, net decrease in grants receivable of $6.9 million, depreciation expense of $5.4 million and stock compensation expense of $4.1 million. The cash used in operating activities for the year-to-date period ended October 1, 2005 was due primarily to losses from operations of $12.3 million and an increase in prepaid inventory of $1.0 million, offset by increases in accounts payable of $5.2 million and depreciation expense of $3.0 million.
Net cash used in investing activities was $35.7 million for the year-to-date period ended September 30, 2006, as compared to $81.7 million for the year-to-date period ended October 1, 2005. Net cash used in investing activities for the year-to-date period ended September 30, 2006 was due primarily to purchases of equipment associated with the construction of the EverQ factory and the Marlboro research and development facility under construction offset by proceeds from the sale and maturity of marketable securities. Net cash used in investing activities for the year-to-date period ended October 1, 2005 was due primarily to purchases of equipment associated with the construction of the EverQ factory offset by proceeds from the sale and maturity of marketable securities
Net cash provided by financing activities was $61.4 million for the year-to-date period ended September 30, 2006, as compared to $156.9 million for the year-to-date period ended October 1, 2005. Net cash provided by financing activities for the period ended September 30, 2006 was due to proceeds from increased outstanding debt associated with the EverQ loan facilities and proceeds from the exercise of stock options and warrants. The cash provided by financing activities during the year-to-date period ended October 1, 2005 primarily represented net proceeds from common stock issued in conjunction with the common stock public offering completed in February 2005 as well as the Convertible Subordinated Debt issuance in June 2005 and capital contributions to EverQ from the minority interest holder.
Capital expenditures were $66.3 million (net of $6.8 million in reclassification of deposits on fixed assets under construction) for the year-to-date period ended September 30, 2006 as compared to $30.3 million for the year-to-date period ended October 1, 2005. Capital expenditures for the period ended September 30, 2006 were primarily for equipment needed for the construction of EverQ’s second manufacturing facility as well as equipment for our Marlboro facility, including the build-out of our research and development facility currently under construction. As of September 30, 2006, outstanding commitments for capital expenditures for both Evergreen and EverQ were approximately $77 million. Nearly all of our commitments for capital expenditures are associated with the construction of EverQ’s second manufacturing facility as well as infrastructure improvements and equipment purchases for our Marlboro facility, including the build-out of our research and development facility in Marlboro.
We believe that our current cash, cash equivalents and marketable securities, combined with our ability to access capital markets, will be sufficient to fund our planned capital programs, fund our expected commitments with EverQ’s second 60 megawatt facility and to fund our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
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

Contractual Obligations
Other than the capital commitments associated with the construction of EverQ’s second manufacturing facility previously discussed, there have been no material changes since December 31, 2005 to our contractual obligations reported in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.
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
FOREIGN CURRENCY EXCHANGE RATE RISK
For the year-to-date period ended September 30, 2006, all of our product sales into Europe were denominated in Euros, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 65% of total revenues for the year-to-date period ended September 30, 2006. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent strengthening in exchange rates against the U.S. dollar would have had a material effect on our consolidated financial position, reducing revenue and earnings by approximately 6%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses. Additionally, EverQ is exposed to changes in foreign currency exchange rates primarily related to purchases of goods and services denominated in currencies other than the Euro.
During the quarter ended September 30, 2006, EverQ began to manage its foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into Euros of foreign exchange denominated transactions. As of September 30, 2006, EverQ had a 90-day forward currency contract denominated in U.S. dollars with a notional amount of $4.9 million. At September 30, 2006, the fair market value of the outstanding forward exchange contract was $4.9 million. The difference between the fair market value and the notional value of the contract as of September 30, 2006 was approximately $24,000.
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
Internal Control Over Financial Reporting
During the third quarter of 2006, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Limitations Inherent in all Controls
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, recognize that our disclosure controls and our internal control over financial reporting (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.
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
Since our inception, we have incurred significant net losses, including net losses of $21.2 million for the year-to-date period ended September 30, 2006. Principally as a result of ongoing operating losses, we had an accumulated deficit of $114.2 million as of September 30, 2006. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:
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
In order to satisfy our existing capital requirements and to fund continuing capacity expansion, we raised $62.3 million, net of offering costs of approximately $4.4 million, from the public sale of our common stock in February 2005. Additionally, we issued Convertible Subordinated Debt with a principal amount of $90 million, providing us with approximately $86.9 million net of issuance costs of $3.1 million. We believe that our current cash, cash equivalents and marketable securities, combined with our ability to access capital markets, will be sufficient to fund our planned capital programs, fund our expected commitments with regard to EverQ’s second 60 megawatt facility as contemplated by the memorandum of understanding and fund our operating expenditures over the next twelve months. We may be required to secure additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to secure additional financing or financing on terms favorable to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In such a case, our stock price would likely be materially and adversely impacted.
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
Changes in accounting requirements for our interest of EverQ subjects us to the risk that period-to-period comparisons of our financial statements in the future may be difficult to interpret .
Through the third quarter of 2006, we have consolidated the financial statements of EverQ in accordance with the provisions of FASB FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Subsequent to the effectiveness of the definitive agreements for the expansion of EverQ, which are expected during the fourth quarter of 2006, we expect to no longer consolidate EverQ’s financial statements and will account for our share of EverQ’s financial results under the equity method of accounting. As a result, we are subject to the risk that period-to-period comparisons of our financial statements in the future may be difficult to interpret.
If we do not receive regulatory approval from the German authorities for the proposed change in ownership of EverQ, our business would be harmed.
The proposed expansion of EverQ and EverQ’s silicon supply contract with REC are contingent upon each of the Company, REC and Q-Cells being equal partners in EverQ. This change in ownership is subject to receipt of regulatory approval from German authorities. Regulatory approval may not be received and receipt of such approval may be subject to significant delays. If this regulatory approval is not received or if receipt of such approval is delayed, our business would be harmed.
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
We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. During the year-to-date period ended September 30, 2006, we sold our solar power products to approximately 20 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.
We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.
From our inception through September 30, 2006, approximately 70% of our product sales have been made to distributors outside of the United States. Sales in Germany constituted approximately 63% of our total product sales for the year-to-date period ended September 30, 2006. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:
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
Our strategy includes establishing local manufacturing facilities in international markets, such as the EverQ factory in Germany. As we implement our strategy, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to establish our manufacturing facilities in certain countries. In addition, we may potentially forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries where our local manufacturing facilities are located.
Our dependence on a small number of resellers may cause significant fluctuations or declines in our product revenues.
From our inception through September 30, 2006, our three largest resellers accounted for approximately 40% of our product sales and our 10 largest resellers accounted for approximately 71% of our product sales. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these resellers. As of September 30, 2006, approximately 35% of our total accounts receivable were outstanding from PowerLight Corporation, one of our worldwide distributors, and approximately 10% was outstanding from Goldbeck Solar, a German distributor. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:
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
As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold solar modules since 1997, none of these modules has been operating more than seven years, and a majority of them have been operating less than two years. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.
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
We had approximately 316 employees as of September 30, 2006, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products, develop our distribution network and operate our manufacturing facilities. EverQ had approximately 451 employees as of September 30, 2006. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.
We may be affected by skilled labor shortages and labor disputes.
We require experienced engineers, technicians and machinists to conduct our business. No assurance can be given that the supply of these skilled persons will always be adequate to meet our requirements or that we will be able to attract an adequate number of skilled persons. Labor disputes could also occur at our manufacturing facilities, which may affect our business. While our employees are not currently represented by labor unions or organized under collective bargaining agreements, labor disputes could occur at any of our facilities, including Marlboro and EverQ in Germany, which could adversely impact our revenues and operations.

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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. During 2005, we had a material error in our interim financial reports for the periods ended April 2, 2005 and July 2, 2005, which required a restatement of our condensed consolidated balance sheets and condensed consolidated statements of cash flows for those interim periods. Although we have implemented enhancements to our internal controls over financial reporting to properly prepare our financial statements, we cannot be certain that these measures will ensure that we will maintain adequate internal control over financial reporting in the future. Additionally, as we rapidly grow our business, including expansion related to EverQ, our internal control over financial reporting will become more complex and will require significantly more resources to ensure that they remain effective. Failure to design required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If a material weakness is discovered the disclosure of that fact, even if quickly remediated, could have a material adverse effect on our business. In addition, future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq Global Market and the inability of registered broker-dealers to make a market in our common stock.
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
Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our products and services against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products and services:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

•	given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important;

•	third parties may design around our patented technologies or seek to challenge or invalidate our intellectual property rights and there is no assurance that our intellectual property rights will deter infringement or misappropriation of our intellectual property;

•	we may incur significant costs and diversion of management resources in prosecuting or defending intellectual property infringement suits;

•	we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights, which may not be available to us, whether on reasonable terms or at all;

•	the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public; and

•	while our license to the underlying patents directed to the String Ribbon technology has expired, we own 7 United States patents, 7 pending United States patent applications, 3 granted European patent applications that have enforceable rights in 10 foreign jurisdictions and 18 pending foreign patent applications directed to various aspects of the String Ribbon technology; however, our historical operating experience with String Ribbon technology and our related patented and proprietary manufacturing processes may not adequately protect our competitive advantage now that the licensed patents have expired.
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
Our common stock is quoted on the Nasdaq Global Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq Global Market, have ranged from $7.74 to $17.50 for the 52-week period ended September 30, 2006. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The Nasdaq Global Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.
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
In addition, the stock market in general, and the Nasdaq Global Market and the market for solar technology companies have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Number	Description
1.1 (1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc. (Exhibit 1.1)

3.1 (2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2 (2)	Second Amended and Restated By-laws. (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)

4.1 (5)	Indenture, dated as of June 29, 2005, between the Registrant and U.S. Bank National Association, as Trustee. (Exhibit 4.4)

4.2 (5)	Form of 4.375% Convertible Subordinated Notes due 2012. (Exhibit 4.4)

10.1 (2)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)

10.3 (6)*	Amended and Restated 2000 Stock Option and Incentive Plan. (Exhibit 99.1)

10.4 (6)*	Amended and Restated 2000 Employee Stock Purchase Plan. (Exhibit 99.2)

10.5 (2)	Lease Agreement between the Company and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)

10.6 (2)+	Agreement between the Company and Emanuel M. Sachs dated as of September 30, 1994, as amended. (Exhibit 10.7)

10.7 (2)	Series D Preferred Stock Purchase Agreement dated as of December 28, 1999. (Exhibit 10.8)

10.8 (2)	Form of Indemnification Agreement between the Company and each of its directors and executive officers. (Exhibit 10.9)

10.9 (7)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)

Number	Description
10.10 (7)	Form of Registration Rights Agreement. (Exhibit 10.3)

10.11 (7)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)

10.12 (8)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)

10.13 (8)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)

10.14 (8)	Form of Warrants. (Exhibit 10.3)

10.15 (8)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)

10.16 (8)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)

10.17 (9)++	Master Joint Venture Agreement entered into as of November 24, 2005 by and among the Company, Q-Cells AG, Renewable Energy Corporation and EverQ GmbH. (Exhibit 10.17)

10.18++	Amended and Restated License and Technology Transfer Agreement by and between the Company and EverQ GmbH, dated September 29, 2006.

10.19 (9)++	Technology Co-Operation Agreement by and between Renewable Energy Corporation and the Company dated November 24, 2005. (Exhibit 10.19)

10.20 (9)++	Supply Agreement, dated November 24, 2005, by and between Solar Grade Silicon LLC and the Company. (Exhibit 10.20)

10.21 (9)++	Supply Agreement, dated November 24, 2005, by and between Solar Grade Silicon LLC and EverQ GmbH. (Exhibit 10.21)

10.22 (10)*	Evergreen Solar, Inc. Management Incentive Policy. (Exhibit 10.20)

10.23 (11)	Purchase Agreement, dated June 23, 2005 between the Company and SG Cowen & Co., LLC, as representatives of the Initial Purchasers. (Exhibit 10.24)

10.24 (5)	Registration Rights Agreement, dated June 29, 2005, between the Company and SG Cowen & Co., LLC, as representative of the Initial Purchasers. (Exhibit 10.21)

10.25 (12)++	Memorandum of Understanding, dated June 5, 2006, by and among the Company, Q-Cells AG, EverQ GmbH and Renewable Energy Corporation AS. (Exhibit 10.1)

10.26++	Amendment to the Master Joint Venture Agreement entered into as of September 29, 2006, by and among Q-Cells AG, the Company, Renewable Energy Corporation, REC Solar Grade Silicon LLC and EverQ GmbH.

10.27++	Sales Representative Agreement by and between the Company and EverQ GmbH dated September 29, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to certain portions.

++	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-43140). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, as amended (File No. 333-105963). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004 (File No. 333-119864). The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated September 305, 2005 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 21, 2004 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K dated March 16, 2006 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(11)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2005 filed on August 11, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(12)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 5, 2006 (File No. 000-31687). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.
Date: November 7, 2006
/s/ Donald M. Muir Donald M. Muir
Chief Financial Officer, Vice President, Treasurer and Secretary (Principal Financial Officer)