Form 10-K
period 2006-12-31
EVERGREEN SOLAR INC
filed 2007-02-27
CIK 947397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-31687

EVERGREEN SOLAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3242254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Bartlett Street Marlboro, Massachusetts	01752 (Zip Code)
(Address of principal executive offices)

(508) 357-2221
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address And Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(g) of the Act:
None

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (as defined in Exchange Act, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-(2) of the Exchange Act. (Check one).
Large accelerated filer ☑     Accelerated Filed ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of July 1, 2006 was approximately $857 million.

As of February 15, 2007, there were 69,246,376, shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of the Company may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding the Company’s future growth, revenue, earnings and gross margins improvement; future warranty expenses; benefits and expenses resulting from EverQ; contributions by our strategic partners Q-Cells AG and Renewable Energy Corporation to EverQ and the successful integration of our proprietary technologies; our future equity ownership position in EverQ; receipt of public grant awards; capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies; pursuit of future research contracts that are not part of our current ongoing research activities; costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses, business growth and our status as a public company; shifts in our geographic product revenue mix; international expansion of strategic partnerships, manufacturing operations and distribution networks; operating efficiency of manufacturing facilities including increases in manufacturing scale and technological improvements; the occurrence of and the use of proceeds from sales of our securities; the sufficiency of our cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility to satisfy our anticipated cash requirements; sufficiency of our insurance levels for product liability claims; payment of cash dividends; use of derivative financial instruments to manage foreign currency exchange risks; the potential impact of our critical accounting policies and changes in financial accounting standards or practices; the Company’s plans for the EverQ facility; the Company’s goal of transitioning to thin wafer production and the expected timing and results of such transition; the expected timing of the EverQ-2 facility or other facilities becoming fully operational; the expected demand for solar energy; expectations regarding product performance and cost and technological competitiveness; expectations regarding future silicon supply from Renewable Energy Corporation and the Company’s ability to enter into additional contracts to secure its silicon supply; the anticipated benefits of the Company’s String Ribbon technology; the making of strategic investments and the expectation of future benefit from them; the development of the quad technology platform and its potential effects on crystal growth; the Company’s position in the solar power market; and the Company’s ability to reduce the costs of producing solar products are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by customers, suppliers and partners, and other risks and uncertainties described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of this report and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), copies of which may be accessed through the SEC’s Web Site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

ITEM 1.	BUSINESS.

OVERVIEW

We develop, manufacture and market solar power products enabled by our proprietary String Ribbontm technology that provide reliable and environmentally clean electric power throughout the world. String Ribbon technology is an efficient process for manufacturing crystalline silicon wafers, which are the primary components of photovoltaic cells. Photovoltaic cells generate direct current electricity when exposed to sunlight. We believe that our proprietary and patented technologies offer significant cost and manufacturing advantages over competing solar power technologies.

Our revenues today are primarily derived from the sale of solar modules, which are assemblies of photovoltaic cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our modules with electronics, structures and wiring systems. Applications for our products include on-grid generation, in which supplemental electricity is provided to an electric utility grid, and off-grid generation for markets where access to conventional electric power is not economical or physically feasible. Our products are currently sold primarily in Europe and the United States.

Our product sales are currently constrained by our manufacturing capacity at our Marlboro manufacturing facility. Despite having an installed capacity of approximately 15 MW in our Marlboro facility, it is our intention to dedicate at least 10% of this capacity to developing new technologies with the goal of further improvements in operations and product performance, and therefore, we do not expect to operate at the full manufacturing capacity at our Marlboro facility. Furthermore, despite expected substantial capital expenditures at our Marlboro facility, we do not expect to significantly expand its manufacturing capacity, rather, such expenditures will be used to demonstrate improved technologies.

In January 2005, we entered into a strategic partnership agreement with Q-Cells AG, or Q-Cells. Q-Cells is the world’s largest independent manufacturer of solar cells, whose crystalline silicon solar cells are among the highest efficiency polycrystalline solar cells commercially available. The agreement provided for the organization and capitalization of EverQ GmbH, or EverQ, which is a limited liability company incorporated under the laws of Germany. In November 2005, Renewable Energy Corporation ASA, or REC, based in Hovik, Norway and one of the world’s largest manufacturer of solar-grade silicon and multicrystalline wafers, joined the EverQ partnership. REC had agreed in November 2005 to provide 60 metric tons of silicon to Evergreen Solar and 190 metric tons of silicon to EverQ at market based pricing.

The purpose of EverQ is to operate facilities to manufacture solar products based on our proprietary String Ribbon technology using fabrication processes that combine our, Q-Cells’ and REC’s manufacturing technologies. We believe that EverQ will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European solar market. On September 29, 2006, in conjunction with the execution of a previously disclosed polysilicon supply agreement, which became effective on December 19, 2006, following regulatory approval, the Company, Q-Cells and REC also entered into an amendment to the existing Master Joint Venture Agreement whereby the Company, REC and Q-Cells became equal partners in EverQ.

EverQ currently expects to ramp production capacity from about 30MW in 2006 to approximately 300MW by 2010. To support EverQ’s growth to approximately 300MW by 2010, REC has agreed to provide an additional supply of silicon at market based pricing for a seven-year period. EverQ began its expansion in Thalheim, Germany with the construction of a second integrated wafer, cell and module factory with an expected capacity of approximately 60MW during the third quarter of 2006, and production is expected to begin in the first half of 2007 and reach full capacity by year-end 2007.

We believe that our current cash, cash equivalents, marketable securities, coupled with our ability to access the capital markets, will be sufficient to fund our planned capital programs, our current commitments with EverQ and our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures, to acquire complementary businesses, to provide further funding for EverQ, to secure raw materials and/or necessary technologies. We do not know whether we will be able to raise additional capital on terms favorable to us. If adequate capital is not available or is not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

Accounting for EverQ

On December 19, 2006, the Company, Q-Cells and REC became equal partners in EverQ, with each sharing equally in its prospective net income or loss. As a result of our reduction in ownership to one-third, we were required to account for our ownership interest using the “equity method of accounting” changing from consolidating those results as we have in the past. Under the equity method of accounting, we will report our one-third share of EverQ’s net income or loss as a single line item in our income statement and our investment in EverQ as a single line item in our balance sheet. We applied the equity method as of December 20, 2006.

Under the new agreements with EverQ and its partners, we will continue to market and sell all solar modules manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We will receive fees from EverQ for these services and will no longer report gross revenue or cost of goods sold resulting from the sale of EverQ’s solar module production. During 2007, we will receive a fee of 1.7% of gross EverQ revenue as a sales and marketing fee which represents a reimbursement for the majority of our sales and marketing expenses. In addition, we will receive royalty payments for our ongoing technology agreement with EverQ. Combined, the sales and marketing fee and royalty payments will total approximately 5.4% of gross EverQ revenue in 2007. We also expect to receive payments from EverQ as a reimbursement of certain research and development costs we may incur that could benefit EverQ. Income statement classification of these research and development reimbursement payments will depend on how we are reimbursed. A best efforts arrangement allows for the reimbursement to offset expenses whereas a specific performance arrangement requires us to record both revenue and an offsetting cost of revenue. We believe that the majority of these reimbursements will be best efforts in nature and therefore will be shown as a reduction of our expenses.

While these revenue streams are based on current expansion and financial expectations of EverQ, as well as expected future technology developments, they are subject to periodic review and adjustment by the shareholders of EverQ and could vary widely from these estimates.

RECENT DEVELOPMENTS

On January 2, 2007, the Company announced that Michael El-Hillow, a member of Evergreen’s Board of Directors since August 2004 and Chairman of the Company’s Board of Directors since October 2005, had been appointed to the position of Chief Financial Officer and Secretary. Effective with the appointment of Mr. El-Hillow, Mr. Donald Muir resigned as Chief Financial Officer. In connection with his appointment as Chief Financial Officer of the Company, Mr. El-Hillow resigned from Evergreen’s Board of Directors. Richard M. Feldt, Evergreen’s President and Chief Executive Officer, will serve as Chairman of the Board of Directors and Edward C. Grady will serve as the lead outside director.

On January 5, 2007, at a special meeting of shareholders held in Marlboro, Massachusetts, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Common Stock, par value $0.01, that the Company is authorized to issue from 100,000,000 shares to 150,000,000 shares.

HISTORICAL MILESTONES

We were incorporated in August 1994 and, to date, we have achieved the following milestones along our product development and commercialization schedule:

October	1994	Evergreen Solar founded with four employees in a 2,500 square foot laboratory.
October	1995	First String Ribbon wafers produced.
April	1997	9,400 square foot pilot manufacturing facility operational.
October	1997	First commercial sale of solar panels produced using String Ribbon technology.
June	1999	Total sales of solar panels of 2,500 units and 100 kilowatts achieved.
March	2000	Leased 56,250 square foot manufacturing and headquarters facility located in Marlboro, Massachusetts.
August	2000	Renovation of our Marlboro manufacturing facility and headquarters begun.
June	2001	First shipment of solar panels from our new Marlboro manufacturing facility.
November	2001	New distribution relationships in the U.S. and Europe.
December	2001	Shipment of our 10,000th solar panel.
June	2002	Achieved first quarterly $1.0 million in product sales.
December	2002	Demonstration of double ribbon growth to boost productivity.
December	2002	Solar system installed on White House.
December	2003	Richard M. Feldt appointed as new Chief Executive Officer
January	2004	Shipment of our 50,000th solar panel
January	2004	Demonstrated quad-ribbon growth process
June	2004	Close of $18.8 million private equity financing, net of $1.2 million in financing costs
November	2004	Shipment of our 100,000 solar panal
December	2004	Demonstrated 150 micron thick wafer growth capability
December	2004	Achieved positive gross margins for the first time in Company history
January	2005	Formed EverQ, a 30-megawatt solar wafer, cell and module manufacturing plant partnership with Q-Cells AG
February	2005	Completed a $62.3 million common stock public financing
June	2005	Completed a $90.0 million convertible subordinated note financing
September	2005	Shipment of our 200,000th solar panel
November	2005	Signed $70 million sales agreement with PowerLight Corporation
November	2005	Announced addition of REC, a leading silicon supplier, to EverQ
February	2006	Signed $100 million sales agreement with S.A.G. Solarstrom AG
February	2006	Signed $88 million sales agreement with Global Resource Options, Inc.
March	2006	Signed $125 million sales Agreement with Donauer Solartechnik
April	2006	Introduction of Spruce line of solar panels
April	2006	Volume shipments begin from EverQ
June	2006	Official opening of the new EverQ solar plant in Germany
July	2006	Signed $200 million sales agreement with SunEdison LLC
October	2006	Signed $100 million sales agreement with Mainstream Energy, LLC
October	2006	EverQ signed Polysilicon supply agreement with Renewable Energy Corp. of Norway
October	2006	Construction begins at second EverQ German plant
December	2006	German regulatory authorities approve amendment to EverQ joint venture agreement, equal ownership for Evergreen Solar, Q-Cells and Renewable Energy Corp.

INDUSTRY BACKGROUND

At approximately $1 trillion per year in global revenues, the electric power industry is one of the world’s largest industries. Furthermore, electricity accounts for a growing share of overall energy use. We believe that deregulation, economic, environmental and national security pressures, and technological innovations are creating significant opportunities for new entrants and technologies within the electric power industry, just as these changes have created similar opportunities in other regulated industries such as telecommunications, banking and transportation.

Electric power is an increasingly vital component of the global economy, accounting for a greater share of overall energy use as reliance on electricity-dependent technology grows. According to the U.S. Department of Energy’s International Energy Outlook 2005, worldwide demand for electricity is expected to nearly double over the next two decades, from 14.3 trillion kilowatt hours, or kWh, in 2002 to 26.0 trillion kWh in 2025. Demand is expected to grow at 4% per year over this time period in the emerging economies, including China, which currently accounts for only one-third of all electricity consumption and where reliable electricity is critical to economic growth. Electricity consumption is expected to grow annually at 1.5% to 2.0% in North America, Europe and industrialized Asia.

Sources of fuel for electricity generation include coal, natural gas, oil, nuclear power and renewable sources, such as solar, hydroelectric and wind power. We estimate that in 2006, coal fuels 39% of worldwide electricity generation, natural gas 18%, nuclear 18%, oil 8%, and renewable sources, chiefly hydroelectric, 18% of global electricity generation. Solar and other non-hydroelectric renewable sources account for approximately 2% of global electricity generation. Electric power producers face several challenges in meeting anticipated growth in electricity demand:

•	Environmental regulations. Environmental regulations addressing global climate change and air quality seek to limit emissions by existing fossil fuel-fired generation plants and new generating facilities. Countries that are parties to international treaties such as the Kyoto Protocol have voluntarily submitted to reducing emissions of greenhouse gases. National and regional air pollution regulations also restrict the release of carbon dioxide and other gases by power generation facilities.

•	Infrastructure reliability. Investment in electricity transmission and distribution infrastructure has not kept pace with increase in demand, resulting in major service disruptions in the United States, such as the Northeast blackout in August 2003. Updating the aging infrastructure to meet capacity constraints will be capital intensive, time consuming and may be restricted by environmental concerns.

•	Fossil fuel supply constraints and cost pressures. The supply of fossil fuels is finite. While an adequate supply of coal, natural gas and oil exists for the foreseeable future, continued depletion of the fossil fuels over this century may impact prices and infrastructure requirements. For example, the U.S. domestic supply of liquefied natural gas, or LNG, is not expected to meet consumption requirements by 2025. Significant investments in LNG shipping terminal infrastructure are already being made to support imported fuel. Political instability, labor unrest, war and the threat of terrorism in oil producing regions has disrupted oil production, increased the volatility of fuel prices and raised concerns over foreign dependency in consumer nations.

As a result of these and other challenges, we believe that future demand for electricity will not be met through traditional fossil fuel-based generation technologies alone.

Distributed Generation and Renewable Energy

We believe that distributed generation and renewable energy are two of the most promising areas for growth in the global electric power industry, and solar power is both distributed and renewable. Distributed generation is defined as point-of-use electricity generation that either supplements or bypasses the electric utility grid and employs technologies such as solar power, micro-turbines and fuel cells. We believe capacity constraints, increased demand for power reliability and quality and the challenges of building new centralized generation and transmission facilities will drive the demand for distributed generation. Renewable energy is defined as energy supplies that derive from non-depleting sources such as solar, wind and certain types of biomass. We believe that economic and security pressures to reduce dependence on imported and increasingly expensive oil and natural gas and growing environmental pressures will drive demand for renewable energy. Renewable energy, including solar and wind power, is the fastest growing segment of the energy industry worldwide.

We believe that environmentally benign, locally sourced renewable energy will become increasingly important for economic development, environmental policy and national security. We further believe that increasing attention to global warming, global energy policy and regional stability and development will support the deployment of distributed generation, particularly renewable energy.

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

•	On-grid. On-grid applications provide supplemental electricity to customers that are served by an electric utility grid, but choose to generate a portion of their electricity needs on-site. On-grid applications have been the fastest growing part of the solar power market. This growth is primarily driven by the worldwide trend toward deregulation and privatization of the electric power industry, as well as by government initiatives, including incentive programs to subsidize and promote solar power systems in several countries, including Japan, Germany and the United States. On-grid applications include residential and commercial rooftops, as well as ground-mounted mini-power plants.

•	Off-grid. Off-grid applications serve markets where access to conventional electric power is not economical or physically feasible. Solar power products can provide a cost-competitive, reliable alternative for such power applications as highway call boxes, microwave stations, portable highway road signs, remote street or billboard lights, rural homes in developed and developing countries, water pumps and battery chargers for recreational vehicles and other consumer applications.

Solar power has emerged as one of the primary distributed generation technologies seeking to capitalize on the opportunities resulting from trends affecting the electric power industry. Relative to other distributed generation technologies, solar power benefits include:

•	Modularity and scalability. From tiny solar cells powering a hand-held calculator, to an array of rooftop modules powering an entire home, to acres of modules on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world. Solar is among the best technologies for power generation in urban areas, environmentally sensitive areas and geographically remote areas in both developing and developed countries.

•	Reliability. With no moving parts and no fuel supply required, solar power systems reliably power some of the world’s most demanding applications, from space satellites, to maritime applications, to remote microwave stations. Solar modules typically carry warranties as long as 25 years.

•	Dual use. Solar modules are expected to increasingly serve as both a power generator and the skin of the building. Like architectural glass, solar modules can be installed on the roofs or facades of residential and commercial buildings.

•	Environmentally cleaner. Solar power systems consume no fuel and produce no air, water or noise emissions.

Germany, Japan and the United States presently comprise the majority of world market sales for solar power systems. Government policies in these countries, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. Internationally, Spain, Portugal,

Greece, France, Korea and Italy have recently developed new solar support programs. In the United States, the 2005 energy bill enacted a 30% investment tax credit for solar, and in January 2006 California approved the largest solar program in the country’s history, the $3 billion, 11-year California Solar Initiative.

As a result of solar power’s benefits and government support, the solar power market has seen sustained and rapid growth. Unit shipments have increased over 20% per year on average for the past 20 years and over 40% for the past five years.

Solar Power Challenges

Although solar power can provide a cost-effective alternative for off-grid applications, we believe the principal challenge to widespread adoption of solar power for on-grid applications is reducing manufacturing and installation costs without impairing product reliability. We believe the following advancements in solar power technology are necessary to meet this challenge:

•	Efficient material use. Reduce raw materials waste. Efficient use of silicon is imperative for the growth of the industry due to the limited supply and increasing cost of silicon raw material expected for the near future.

•	Simplified and continuous processing. Reduce reliance on expensive, multi-step manufacturing processes.

•	Reduced manufacturing capital costs. Decrease the costs and risks associated with new plant investments as a result of lower capital costs per unit of production.

•	Improved product design and performance. Increase product conversion efficiency, longevity and ease of use. Conversion efficiency refers to the fraction of the sun’s energy converted to electricity.

We further believe the two principal solar power technologies, crystalline silicon and thin films, have not adequately addressed this challenge:

•	Crystalline Silicon. Crystalline silicon technology was the earliest practiced solar wafer fabrication technology and continues to be the dominant technology for the market, accounting for approximately 94% of solar market sales in 2005, according to Solarbuzz, a leading solar industry trade journal. Conventional crystalline silicon technology involves sawing thin wafers from solid crystalline silicon blocks. Crystalline silicon products are known for their reliability, performance and longevity. However, factors such as high materials waste from sawing, complex processing procedures and high capital costs have limited the speed at which conventional crystalline silicon manufacturers can reduce manufacturing costs. Our patented string ribbon technology eliminates the sawing waste allowing us to use approximately 50% less silicon than conventional crystalline silicon manufacturers.

•	Thin Films. While most major solar power manufacturers currently rely on crystalline silicon technology for their solar cell production, they, and other new entrants, are also developing alternative thin film technologies to achieve lower manufacturing costs. Thin film technology involves depositing several thin layers of silicon or more complex materials on a substrate to make a solar cell. Although thin film techniques generally use materials more efficiently than conventional crystalline silicon, we believe higher capital costs, lower manufacturing yields, lower conversion efficiency and reduced product performance and reliability have hindered commercial acceptance. According to Solarbuzz, the market share of thin films has declined from 12% in 1999 to approximately 6% in 2005. There will continue to be significant efforts to develop alternate solar technologies, such as amorphous silicon, CIS (copper indium diselenide), CIGS (copper indium gallium diselenide), CdTe (cadmium telluride), CSG (crystalline silicon on glass) and polymer and nano technologies. While these technologies have generally been slow to come to market, all of these efforts are important to broadening the base of products for solar to fit a greater number of market needs and niches.

OUR TECHNOLOGY SOLUTION

We believe our technologies and processes are unique among our competitors. Our technologies and processes have been designed to reduce manufacturing costs while improving product design. We have developed, and continue to develop technologies at the wafer, cell and module stages of manufacturing, and we hold patents and other intellectual property in all three areas. We believe our String Ribbon wafer manufacturing technology is our core technology and offers a substantial opportunity to reduce cost and otherwise advance our business through reduced materials cost, simpler processing and lower required economies of scale.

String Ribbon’s key advantage is forming a silicon wafer directly to the needed thickness, rather than slicing wafers from a solid block, thus significantly reducing material use and processing steps. In the String Ribbon technique, strings are pulled vertically through a shallow pool of molten silicon, and the silicon solidifies between the strings to form a continuous ribbon of crystalline silicon. The ribbon is then cut and prepared for cell fabrication. The use of strings to aid in the simplified growth of a silicon ribbon is what distinguishes our proprietary String Ribbon technology from other advanced crystalline silicon wafer technologies that do not involve sawing.

We believe our String Ribbon technology for the growth of solar wafers has the following significant advantages:

•	Efficient materials use. Unlike conventional bulk crystalline silicon wafer technology, in which solid blocks of silicon are sawed into thin wafers at significant expense and silicon waste, our technology grows a continuous, flat ribbon to the desired thickness. Since our technology does not involve sawing solid blocks and our wafer thickness is at the industry’s leading edge and below industry average, we believe we use less silicon per watt of output than any of our crystalline silicon competitors. We currently use approximately half as much silicon as the industry average and we believe we can further reduce silicon use in the future through production of thinner wafers and other manufacturing improvements. Not only is this an advantage in material costs, it allows us to produce more power from the same amount of silicon feedstock than other manufacturers using crystalline silicon. As long as the supply of silicon remains limited and expensive, higher yield from raw silicon is even more critical to the growth of the industry.

•	Continuous processing. Our technology permits the continuous growth of crystalline silicon ribbon, which can lead to high automation, efficient equipment use and improved productivity.

•	Energy and environmental benefits. String Ribbon uses less energy and substantially reduces the use of hazardous materials, particularly acids and cutting oils, relative to bulk crystalline technology.

Our Business Strategy

Our business strategy is to develop, manufacture and market solar power products that use our technologies in commercial applications around the world. We presently are focused on the following steps to implement our business strategy:

•	Maintain our technology leadership through continuous innovation. We believe that our String Ribbon technology provides critical competitive advantages. While our license to the underlying patents directed to the String Ribbon technology has expired, we own other patents directed to various aspects of the String Ribbon technology as well as significant trade secrets, and we will continue to invest in research and development to extend our technology leadership while vigorously protecting our intellectual property. Our Marlboro, Massachusetts facility has approximately 40,000 square feet dedicated to research and development and contains equipment to support the development, fabrication and evaluation of new solar power products and technologies. During 2006, we completely shifted our manufacturing processes in the U.S. and at EverQ in Germany, to approximately 200 micron thick ribbons from the prior platform of approximately 300 microns. We are developing a fourth generation technology termed quad ribbon, which allows us to grow four silicon ribbons simultaneously from a single furnace and may potentially double the output of new furnaces. We have also made recent

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

•	Lower our manufacturing costs and increase our capacity. We have focused on manufacturing process improvements to increase output capacity and lower cost. In 2004, we transitioned all single ribbon furnaces to double ribbon technology. In 2006, we introduced thin ribbon to commercial production in the Marlboro and EverQ facilities and advanced the development of quad ribbon furnaces and higher cell conversion efficiency. We believe that these capabilities when integrated into the full production line will further lower manufacturing costs and enable the String Ribbon technology to have among the most efficient silicon utilization rates for production of crystalline photovoltaic products. Having validated the cost and product performance of our technology, we are rapidly scaling String Ribbon technology through a manufacturing expansion at EverQ that has tripled String Ribbon capacity in 2006 and will also double it again in 2007.

•	Accelerate our cost reduction and capacity expansion through strategic partnerships. We intend to quicken the expansion pace, secure critical supply chain and leverage our technology and manufacturing capabilities through strategic partnerships with other participants in the solar power industry. Beyond the core String Ribbon technology, we have generated significant experience and know-how in the handling of thin and fragile wafers and cells. This expertise is important in solar manufacturing and is therefore potentially attractive to strategic partners as other manufacturers attempt to move to thinner wafers. We have demonstrated that our technology is rapidly scalable and commercially successful though our EverQ partnership. Our EverQ partners, Q-Cells and REC, add size, operations expertise, local European presence, provide a secure silicon supply, global market reach and financial depth to the String Ribbon expansion through EverQ.

•	Expand our market reach through strategic partnerships. We intend to increase our addressable markets, boost sales and solidify our brand through strategic partnerships with best practice distribution and system integration partners worldwide. Like most manufacturers in the solar power business, we sell our modules through distributors and system integrators, which integrate our modules with other structural and electrical components and sell complete systems to end-users. To date, we have worked with a small number of these value-added resellers on a year-by-year purchase order basis. On November 4, 2005, we announced a four-year, $70 million sales agreement with PowerLight Corporation, a leader in developing innovative solar electric technologies and large-scale, grid-connected projects for customers worldwide. On February 21, 2006, the Company announced a four-year supply contract with S.A.G. Solarstrom AG (S.A.G.), based in Freiburg, Germany. The agreement calls for approximately $100 million of photovoltaic modules to be shipped to S.A.G. over the next four years. On February 21, 2006, the Company announced a multi-year supply contract with Global Resource Options, Inc. (GRO), a Vermont-based solar power distributor and system integrator. The agreement calls for approximately $88 million of photovoltaic modules to be shipped to GRO over the next four years. On March 15, 2006, the Company announced a multi-year supply contract with Donauer Solartechnik (Donauer), a German-based solar power distributor. The agreement calls for approximately $125 million of photovoltaic modules to be shipped to Donauer over the next four years. On July 19, 2006, the company announced a multi-year supply agreement with SunEdison LLC (SunEdison), a Maryland based system integrator. The agreement calls for approximately $200M of photovoltaic modules to be shipped to SunEdison over the next four years. On October 16, 2006, the Company announced a multi-year supply contract with Mainstream Energy, LLC (Mainstream), a California based solar power distributor and system integrator. The agreement calls for approximately $100M of photovoltaic modules to be shipped to Mainstream over the next four years. We expect to develop additional market partnerships to support our expected aggressive sales growth. We expect to meet the requirements under these contracts with product manufactured by EverQ as well as from our Marlboro facility. Through December 19, 2006, we consolidated the financial results of EverQ and recognized revenues associated with the sale of EverQ product. As of December 20, 2006, we no longer consolidate the financial results of EverQ and accordingly, do not recognize revenues associated with the sale of EverQ product. However, under our sales agreement with EverQ, we will continue to market and sell all solar modules manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts.

•	Diversify and differentiate our product lines. In addition to core wafer and cell technology, our technology related to module manufacturing processes and components allows us to differentiate future products to meet market demands. We have patented methods for producing modules which do not require aluminum frames as is common practice. Such modules would be thinner and lighter than current standard module designs, thereby lending themselves to uses in ways not common today.

OUR PRODUCTS

Solar power products in general are built-up through four stages of production:

•	Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon that can be processed into a solar cell. Our rectangular wafers currently measure 80 millimeters by 150 millimeters and are less than 200 microns thick.

•	Cells. A solar cell is a device made from a wafer that converts sunlight into electricity by means of a process known as the photovoltaic effect. Each of our solar cells currently produces approximately 1.7 watts of power.

•	Modules. A solar module is an assembly of solar cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. The most common modules in the market are in the range of 160 to 200 watts each with some specialty modules smaller and larger. Our current solar modules range up to 190 watts in power.

•	Systems. A solar system is an assembly of one or more solar modules that have been physically mounted and electrically interconnected, often with batteries or power electronics, to produce electricity. Typical residential on-grid systems produce 2,000 to 6,000 watts of power.

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

Sales, Marketing and Distribution

We bring our solar power products to market using distributors, system integrators, project developers and other value-added resellers. Our distributors often add value through system design by incorporating our modules with inverters, associated electronics, structures and wiring systems. Most of our resellers have a geographic or applications focus. Our channel partners include companies that are exclusively solar resellers as well as others for whom solar power is an extension of their core business, such as engineering design firms or other energy product marketers.

We expect to collaborate closely with a relatively small number of resellers throughout the world. We currently have approximately 20 main resellers worldwide and are actively working to refine our distribution partners by very careful addition of a few new accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily and cost-effectively enter new geographic markets, attract new customers and develop advanced solar power applications.

We currently work with a relatively small number of resellers who have particular expertise in a selected geographic or applications market segment. As we continue to expand manufacturing capacity and sales volumes, we anticipate developing relationships with additional customers and decreasing our dependence on any single customer. During fiscal year 2006, we had one customer with sales greater than 10% of our total revenue, Donauer Solartechnik, a German distributor comprised 13% of our total revenues. Additional information regarding the geographic distribution of our revenue and our reportable segments may be found under Note 12 to the Financial Statements included with this Annual Report on Form 10-K. Additional information regarding risks attendant to our foreign operations can be found under heading “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

MANUFACTURING

Our principal manufacturing objective is to provide for large-scale manufacturing of our solar power products at low costs thereby enabling us to penetrate price-sensitive solar power markets. We currently have two adjacent facilities, totaling approximately 100,000 square feet, dedicated to manufacturing and research development. The Marlboro facilities include a complete line of equipment to manufacture String Ribbon wafers, fabricate and test solar cells, and laminate and test modules with a total capacity of approximately 15 megawatts per year if operated at full capacity. Going forward, however, we expect Marlboro to continue to both manufacture and to test, pilot, validate and benchmark new manufacturing and product platforms therefore, we expect actual production from Marlboro to be in the range of 12-14 megawatts.

Our EverQ partnership will substantially increase the manufacturing capacity of our String Ribbon technology. EverQ currently expects to ramp production capacity from about 30MW in 2006 to approximately 300MW by 2010. EverQ began its expansion in Thalheim, Germany with the construction of a second integrated wafer, cell and module factory with a capacity of approximately 60MW during the third quarter of 2006, and production is expected to begin in the first half of 2007 and reach full capacity by year-end 2007.

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

RESEARCH AND DEVELOPMENT

We believe that continuously improving our technology is an important part of our overall strategy. Therefore we have maintained and intend to maintain a strong research and development effort. To this end, our Marlboro, Massachusetts facility has approximately 40,000 square feet of space dedicated to research and development and contains equipment to support the development, fabrication and evaluation of new solar power products and technologies.

Our research and development expenses for the year ended December 31, 2006 were $19.1 million, an increase of $8.0 million, or 72%, from $11.1 million for the same period in 2005.

INTELLECTUAL PROPERTY

Patents

We believe that our commercial success will significantly depend on our ability to protect our intellectual property rights underlying our proprietary technologies. We seek United States and international patent protection for major components of our technology platform, including our crystalline silicon wafers, solar cells and solar modules. We own nineteen United States patents, six Indian patents, and four granted European patent applications that have each been validated with enforceable rights in ten foreign jurisdictions in the solar power field. These patents begin to expire in 2016 and will all expire by 2022. In addition, we have thirteen United States patent applications pending and twenty-nine foreign patent applications pending. We devote substantial resources to building a strong patent position and we intend to continue to file additional United States and foreign patent applications to seek protection for technology we deem important to our commercial success. Our patents cover the following areas:

•	Crystalline Silicon Wafers. Dr. Emanuel Sachs, a tenured Professor of Mechanical Engineering at the Massachusetts Institute of Technology, developed our core String Ribbon technology. Dr. Sachs has been awarded three United States patents for the String Ribbon technology. An additional patent for a related technology, invented by two employees of the United States National Renewable Energy Laboratory, formerly the Solar Energy Research Institute, was assigned to Dr. Sachs in 1984. In September 1994, Dr. Sachs granted us an irrevocable, worldwide, royalty-bearing license to practice the String Ribbon technology and related patents under a license and consulting agreement. The patents underlying this agreement expired during 2003 and 2004 and the agreement is now terminated. We have been awarded seven United States patents, one Indian patent and have eight United States patent applications pending as well as three granted European patent applications that have each been validated with enforceable rights in ten foreign jurisdictions and sixteen foreign patent applications pending on our own, internally developed inventions related to String Ribbon and wafer fabrication, including methods for automated, high-yield production techniques.

•	Solar Cell Fabrication. We have been awarded four United States patents and have two United States patent applications pending, relating to our solar cell processing technology as well as two foreign patent applications pending. The United States patents relate to methods for forming wrap-around contacts on solar cells and methods for processing solar cells.

•	Solar Modules. We have been awarded eight United States patents, five Indian patents, and one granted European patent application that has been validated with enforceable rights in ten foreign jurisdictions, and we have three United States patent application and thirteen foreign patent applications pending relating to advanced solar module designs. The United States patents relate to solar cell modules with an improved backskin, solar cell modules with an interface mounting system, an encapsulant material for solar cell modules, and a solar cell roof tile system.

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

Trade Secrets and Other Confidential Information

We rely on trade secret protection and confidentiality agreements to protect our interests with respect to, among other things, proprietary know-how that is not patentable and processes for which patents are difficult to enforce. We believe that several elements of our solar power products and manufacturing processes involve proprietary know-how, technology or data, which are not covered by patents or patent applications, including selected materials, technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect our proprietary know-how, technologies and confidential data, and we continue to explore additional methods of protection. While we require all employees, key consultants and other third parties to enter into confidentiality agreements with us, we cannot be assured that proprietary information will not be disclosed inappropriately, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. Any material leak of confidential or proprietary information into the public domain or to third parties could result in the loss of a competitive advantage in the solar power market.

COMPETITION

The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to secure our supply chain, attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are over 50 companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Mitsubishi, Solar World AG, Sharp Corporation, Sun Tech, SunPower, Schott and Sanyo Corporation. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs.

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

EMPLOYEES

As of December 31, 2006, we had approximately 330 full-time employees, including approximately 61 engaged in research and development and approximately 242 engaged in manufacturing. Approximately 39 of our employees have advanced degrees, including 14 with Ph.D.s. None of our employees are represented by any labor union nor are they organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge though our internet website (http://www.evergreensolar.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS.

Certain Factors Which May Affect Future Results

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see “Forwarding Looking Statements” at the beginning of this report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Evergreen Solar. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could adversely affect our business, financial condition or results of operations.

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

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Marlboro, Massachusetts manufacturing facility, and our business model and technology are unproven at significant scale. Moreover, EverQ, our strategic partnership with Q-Cells and REC, is only in the early stages of expansion and we have limited experience upon which to predict whether it will continue to be successful. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

Since our inception, we have incurred significant net losses, including a net loss of $26.7 million for the year ended December 31, 2006. Principally as a result of ongoing operating losses, we had an accumulated deficit of $119.7 million as of December 31, 2006. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

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

We believe that our current cash, cash equivalents and marketable securities, combined with our ability to access capital markets, will be sufficient to fund our planned capital programs, fund our current commitments with EverQ and fund our operating expenditures over the next twelve months. We may be required to secure additional capital to respond to competitive pressures, and/or acquire complementary businesses provide further funding for EverQ, secure silicon and other raw materials, or necessary technologies. We do not know whether or not we will be able to secure additional financing or financing on terms favorable to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In such a case, our stock price would likely be materially and adversely impacted.

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

•	government grants that have been approved may be subject to forfeiture or repayment in whole or in part if EverQ fails to continue to meet the conditions for such grants or if such grants for any reason become unavailable from German or European Union sources;

•	the establishment of the facility may result in cost overruns, delays, equipment problems and construction, start-up and other operating difficulties, any of which could adversely affect the ability of EverQ to achieve or grow revenue on the timeframe we expect;

•	as we only own one-third of EverQ, Q-Cells and REC will have the ability to influence the strategic direction of EverQ and other material decisions of EverQ; as a result, we may be unable to take certain actions that we believe would be in our best interests, which, given the expected materiality of EverQ to our combined operations, could significantly harm our business; further, we may be liable to third parties for the material decisions and actions of Q-Cells and REC in EverQ, which actions may harm EverQ and our business;

•	EverQ may subject us to multiple, conflicting and changing laws, regulations and tax schemes;

•	EverQ may be unable to obtain, maintain or enforce adequate intellectual property rights and protection due to limited or unfavorable intellectual property protection and may be subject to claims or suits alleging infringement of third party intellectual property rights;

•	under certain circumstances, if we exit EverQ, EverQ will continue to have certain rights to our proprietary technologies that we are licensing to it and thereby compete with us;

•	limitations on dividends or restrictions against repatriation of earnings may limit our ability to capitalize on earnings from EverQ;

•	the operation of the manufacturing facility may experience seasonal reductions in productivity common in certain foreign countries, such as the summer months in Europe;

•	EverQ may be subject to increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	EverQ may be unable to successfully hire and retain the additional personnel necessary to operate the facility, or future facilities;

•	we will be exposed to fluctuations in currency exchange rates; and

•	we may experience difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

•	we may need to continue to raise significant additional capital through the issuance of equity or convertible or debt securities in order to finance the costs of development of any additional facility, which we may be unable to do so on reasonable terms or at all, and which could be dilutive to our existing stockholders;

•	the build-out of any additional facility will be subject to the risks inherent in the development of a new manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals or problems with supplier relationships;

•	we may be required to depend on third parties or strategic partnerships that we establish in the development and operation of a facility, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them; and

•	if a new facility is established internationally, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to do so and otherwise be subject to the risks inherent in conducting business in a foreign jurisdiction as described elsewhere in this section.

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

Because we depend on a limited number of suppliers for a number of specialized materials, including silicon and string, necessary to manufacture our solar power products, we are susceptible to supplier and industry-wide supply shortages and price volatility, which could adversely affect our ability to meet existing and future customer demand for our products and cause us to make fewer shipments, generate lower than anticipated revenues and manufacture our products at higher than expected costs.

We have a limited number of suppliers for a number of specialized materials, including silicon and string, necessary to manufacture our solar power products, which makes us susceptible to quality issues, shortages and price changes for these materials. Demand for and pricing of silicon has increased significantly over the past few years. Further increases in the demand for silicon may cause us to encounter shortages or delays in obtaining silicon to be used in the manufacture of our solar power products, which could result in customer dissatisfaction and decreased revenues (and inhibit our ability to commit to expand our manufacturing capabilities). Additionally, further increases in the price of available silicon could negatively impact our results of operations in any given period.

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

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. During our fiscal year ended December 31, 2006, we sold our solar power products to approximately 25 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

From our inception through December 31, 2006, approximately 67% of our product sales have been made to distributors outside of the United States. Sales outside of the United States constituted approximately 63% of our total product sales for the period ended December 31, 2006. We expect that our sales both to resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

Our strategy includes establishing local manufacturing facilities in international markets. As we implement our strategy, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to establish our manufacturing facilities in certain countries. In addition, we may potentially forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries where our local manufacturing facilities are located.

Our dependence on a small number of resellers may cause significant fluctuations or declines in our product revenues.

As of December 31, 2006, approximately 33%, 15%, 14% and 11% of our total accounts receivable were outstanding from NVT, LLC, PowerLight, Donauer Solartechnick and AEE Solar, respectively. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:

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

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold solar modules since 1997, none of these modules has been operating more than ten years, and a majority of them have been operating less than two years. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships could adversely affect our market penetration and revenue growth.

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

We had approximately 330 employees as of December 31, 2006, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products, develop our distribution network and operate our manufacturing facilities. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

We may be affected by skilled labor shortages and labor disputes.

We require experienced engineers, technicians and machinists to conduct our business. No assurance can be given that the supply of these skilled persons will always be adequate to meet our requirements or that we will be able to attract an adequate number of skilled persons. Labor disputes could also occur at our manufacturing facilities, which may affect our business. While our employees are not currently represented by labor unions or organized under collective bargaining agreements, labor disputes could occur at any of our facilities, which could adversely impact our revenues and operations.

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

The solar power market is intensely competitive and rapidly evolving. Many of our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are a large number of companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Sharp Corporation, Mitsubishi, SunPower Corporation, SunTech, First Solar, Solar World AG and Sanyo Corporation. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs. Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential resellers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

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

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the United States or other countries that are pertinent to our business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our current and future solar power products may be subject to claims that they infringe the patents or proprietary rights of others. The success of our technology efforts will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others. We may receive notices from third parties alleging patent, trademark or copyright infringement, claims regarding trade secrets or contract claims. Receipt of these notices could result in significant costs and diversion of the attention of management from our technology efforts. If a successful claim were brought against us, we would have to attempt to license the intellectual property right from the claimant or to spend time and money to design around or avoid the intellectual property. Any such license may not be available at reasonable terms, or at all.

We may be involved in future lawsuits, arbitrations or other legal proceedings alleging patent infringement or other intellectual property rights violations. In addition, litigation, arbitration or other legal proceedings may be necessary to:

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

If we fail to comply with present or future environmental laws or regulations we may be required to pay substantial fines, incur significant capital expenditures, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of or generation of, or to restrict adequately the discharge or disposal of, hazardous substances or wastes could subject us to potentially significant monetary damages and fines, criminal proceedings, third party property damage or personal injury claims, cleanup costs or other costs, or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from generators of the hazardous substances or operators of property where releases of hazardous substances have occurred or are ongoing, even if such party was not responsible for the release or otherwise at fault. While we are not aware of any outstanding, material environmental claims or obligations, future developments such as the implementation of new, more stringent laws and regulations, more aggressive enforcement policies, or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations or financial condition.

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

Our common stock is quoted on the Nasdaq Global Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq Global Market, have ranged from $7.16 to $17.24 for the 52-week period ended February 15, 2007. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The Nasdaq Global Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.

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

Our headquarters is currently located in a leased space in Marlboro, Massachusetts, where we currently occupy approximately 125,000 square feet of administrative, research and development and manufacturing space in three buildings. Our leases expire on various dates between June 2010 and January 2013. As of December 31, 2006, we were productively utilizing substantially all of the space in our facilities. We believe that our facilities are suitable and adequate for our present needs and we periodically evaluate whether additional facilities are necessary.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “ESLR”. The following table sets forth for the calendar periods indicated, the high and low sales price of our common stock on the Nasdaq Global Market.

	High	Low

Year ended December 31, 2005
First Quarter	$8.05	$4.00
Second Quarter	$8.23	$4.68
Third Quarter	$9.54	$5.73
Fourth Quarter	$12.84	$7.74
Year ended December 31, 2006
First Quarter	$17.50	$11.85
Second Quarter	$16.25	$10.00
Third Quarter	$13.50	$7.90
Fourth Quarter	$9.80	$7.27

On February 15, 2007, the last reported sale price for our common stock on the Nasdaq Global Market was $8.28 per share.

Holders

As of February 15, 2007, there were 69,246,376 shares of our common stock outstanding held by approximately 350 holders of record.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock against the cumulative total return of (i) the Hemscott Weighted Nasdaq Index (the “NASDAQ Market Index”) and (ii) an SIC Index that includes all organizations in the Hemscott Group 836 Code Index — Diversified Electronics (the “SIC Code Index”) for the five fiscal years beginning January 1, 2002 and ending December 31, 2006. The comparison assumes $100 was invested at the close of business on December 31, 2001, the last trading day before the beginning of the Company’s fifth preceding fiscal year, in our common stock and in each of the foregoing indices and assumes any dividends were reinvested, if any. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
EVERGREEN SOLAR, INC., SIC CODE INDEX
AND NASDAQ MARKET INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Evergreen Solar, Inc.	$100.00	$37.94	$49.41	$128.53	$313.24	$222.65
SIC Code Index	$100.00	$63.20	$99.20	$97.50	$96.28	$104.81
NASDAQ Market Index	$100.00	$69.75	$104.88	$113.70	$116.19	$128.12

(1)	The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Information used on the graph was obtained from Hemscott, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6.	SELECTED FINANCIAL DATA:

You should read the data set forth below in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2004, 2005, and 2006 and the balance sheet data at December 31, 2005 and 2006 have been derived from our audited financial statements which appear elsewhere in this filing. The statement of operations data presented below for the years ended December 31, 2002 and 2003, and the balance sheet data at December 31, 2002, 2003 and 2004 have been derived from our audited financial statements, which are not included in this filing. The balance sheet data as of December 31, 2005 includes the consolidated accounts of EverQ, of which we owned 64% at the time. As of December 31, 2006, and as a result of our ownership interest in EverQ being reduced to one-third, our balance sheet excludes the consolidated accounts of EverQ, since as of December 20, 2006 we accounted for our interest in EverQ under the equity method. Through December 19, 2006, we consolidated the financial results of EverQ and recognized revenues and costs associated with the sale of EverQ product. As of December 20, 2006, we no longer consolidate the financial results of EverQ and accordingly, do not recognize revenues and costs associated with the sale of EverQ product or consolidate the assets and liabilities of EverQ. On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 — revised 2004, “Share-Based Payment” and related interpretations (“SFAS 123R”), which resulted in total equity based compensation expense of approximately $5.1 million for the year ended December 31, 2006.

	Year Ended December 31,
	2002	2003	2004	2005	2006

STATEMENT OF OPERATIONS DATA:
Revenues:
Product	$5,296	$7,746	$22,240	$43,627	$102,252
Research	1,448	1,565	1,296	405	$894

Total revenues	6,744	9,311	23,536	44,032	103,146

Cost of revenue:
Product revenue costs	12,405	15,379	29,717	39,954	$90,310
Research revenue costs	1,448	1,565	1,296	405	894

Total cost of revenue	13,853	16,944	31,013	40,359	91,204

Gross profit	(7,109)	(7,633)	(7,477)	3,673	11,942
Operating Expenses:
Research and development	2,244	2,226	3,635	11,056	19,064
Selling, general and administrative	4,520	5,337	7,797	12,274	21,216
Loss on disposal of fixed assets	—	—	—	—	1,526

Total operating expenses	6,764	7,563	11,432	23,330	41,806

Operating loss	(13,873)	(15,196)	(18,909)	(19,657)	(29,864)
Other income (loss), net	674	222	(454)	1,146	1,851

Loss from operations before minority interest	(13,199)	(14,974)	(19,363)	(18,511)	(28,013)
Minority interest in EverQ	—	—	—	1,195	849
Equity income from interest in EverQ	—	—	—	—	495

Net loss before accretion	(13,199)	(14,974)	(19,363)	(17,316)	(26,669)
Accretion, dividends and conversion premiums on Series A convertible preferred stock	—	(13,498)	(2,904)	—	—

Net loss attributable to common stockholders	$(13,199)	$(28,472)	$(22,267)	$(17,316)	$(26,669)

Net loss per share (basic and diluted)	$(1.16)	$(2.39)	$(0.67)	$(0.29)	$(0.41)
Weighted average shares used in computing basic and diluted net loss per share	11,405	11,899	33,204	59,631	65,662

	December 31,
	2002	2003	2004	2005	2006

BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$8,483	$20,340	$11,942	$116,207	$49,421
Investment in and advances to EverQ	—	—	—	—	70,460
Working capital	12,544	22,039	14,281	124,404	57,590
Total assets	31,963	45,976	49,721	228,959	207,251
Subordinated convertible notes	—	—	—	90,000	90,000
Convertible preferred stock	—	27,032	—	—	—
Total stockholder’s equity	29,913	16,944	41,520	87,450	92,847

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

We develop, manufacture, market and sell solar power products enabled by our proprietary String Ribbontm technology that provide reliable and environmentally clean electric power throughout the world. String Ribbon technology is an efficient process for manufacturing crystalline silicon wafers, which are primary components of photovoltaic cells. Photovoltaic cells generate direct and current electricity when exposed to sunlight. We believe that our proprietary and patented technologies offer significant design, cost and manufacturing advantages over competing solar power technologies.

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

Our product sales are currently constrained by our manufacturing capacity at our Marlboro, Massachusetts’ facility. Despite having an installed capacity of approximately 15 MW in our Marlboro facility, it is our intention to dedicate a sizable portion this capacity to developing new technologies with the goal of further improvements in operations and product performance, and therefore, we do not expect to operate at the full manufacturing capacity at our Marlboro facility. Furthermore, despite expected substantial capital expenditures at our Marlboro facility, we do not expect to significantly expand its manufacturing capacity, rather, such expenditures will be used to demonstrate improved technologies.

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

The purpose of EverQ is to develop and operate facilities to manufacture, market and sell solar products based on our proprietary String Ribbon technology using fabrication processes that combine our, Q-Cells’ and REC’s manufacturing technologies. We believe that EverQ will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European solar market. EverQ began production during the first quarter of 2006 and shipped its first product to customers in April 2006. On September 29, 2006, in conjunction with the execution of a previously disclosed polysilicon supply agreement, which became effective on December 19, 2006, following regulatory approval, the Company, Q-Cells and REC also entered into an amendment to the existing Master Joint Venture Agreement whereby the Company, REC and Q-Cells became equal partners in EverQ. As a result of the capital contribution to EverQ made by Q-Cells and REC to increase their ownership interest, we recorded a gain on our investment in EverQ of approximately $8.5 million that was recorded as an increase in additional Paid in Capital.

EverQ currently expects to ramp production capacity from about 30MW in 2006 to approximately 300MW by 2010. EverQ began its expansion in Thalheim, Germany with the construction of a second integrated wafer, cell and module factory with a capacity of approximately 60MW during the third quarter of 2006, and production is expected to begin in the first half of 2007 and reach full capacity by year-end 2007.

We expect that the combined production of our Marlboro facility and EverQ will be used to satisfy the requirements of the sales agreements that we have entered into over the past 18 months. On November 4, 2005, we announced a four-year, $70 million sales agreement with PowerLight Corporation, a leader in developing innovative solar electric technologies and large-scale, grid-connected projects for customers worldwide. On February 21, 2006, we announced that we had entered into a four-year supply contract with S.A.G. Solarstrom AG (S.A.G.), based in Freiburg, Germany. The agreement calls for approximately $100 million of photovoltaic modules to be shipped to S.A.G. over the next four years. On February 21, 2006, we announced that we had entered into a multi-year supply contract with Global Resource Options, Inc. (GRO), a Vermont-based solar power distributor and system integrator. The agreement calls for approximately $88 million of photovoltaic modules to be shipped to GRO over the next four years. On March 15, 2006, we announced that we had entered into a multi-year supply contract with Donauer Solartechnik (Donauer), a German-based solar power distributor. The agreement calls for approximately $125 million of photovoltaic modules to be shipped to Donauer over the next four years. On July 19, 2006, we announced that we had entered into a multi-year supply agreement with SunEdison LLC (SunEdison), a Maryland based system integrator. The agreement calls for approximately $200M of photovoltaic modules to be shipped to SunEdison over the next four years. On October 16, 2006, we announced that we had entered into a multi-year supply contract with Mainstream Energy, LLC (Mainstream), a California based solar power distributor and system integrator. The agreement calls for approximately $100M of photovoltaic modules to be shipped to Mainstream over the next four years. Three of these agreements each have bilateral termination penalties ranging from $1.0 million to $5.0 million. We expect to meet the requirements under these contracts primarily with product manufactured by EverQ. EverQ may be required to incur further capital expenditures in order to meet the future requirements of these contracts. Through December 19, 2006, we consolidated the financial results of EverQ and recognized revenues associated with the sale of EverQ product. As of December 20, 2006, we no longer consolidate the financial results of EverQ and accordingly, do not recognize gross revenues or cost of goods sold associated with the sale of EverQ product. However, under our sales agreement with EverQ, we will continue to market and sell all solar modules manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. As a result, our reported product revenues will be significantly lower in 2007. We expect to develop additional market partnerships to support the expected aggressive sales growth of EverQ.

We believe that our current cash, cash equivalents, marketable securities coupled with our ability to access the capital markets, will be sufficient to fund our planned capital programs, our current commitments with EverQ and our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures, to acquire complementary businesses, to provide further funding for EverQ, to secure silicon and other raw materials and/or necessary technologies. We do not know whether we will be able to raise additional capital on terms favorable to us. If adequate capital is not available or is not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

Accounting for EverQ

On December 19, 2006, the Company, Q-Cells and REC became equal partners in EverQ and now share equally in its prospective net income or loss. As a result of our reduction in ownership to one-third, we were required to account for our interest in EverQ under the “equity method of accounting”, changing from consolidating its operating results as we have in the past. Under the equity method of accounting, we will report our one-third share of EverQ’s net income or loss as a single line item in our income statement and our investment in EverQ as a single line item in our balance sheet. We have applied the equity method as of December 20, 2006.

Under the new agreements with EverQ and its partners, we will continue to market and sell all solar modules manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We will receive fees from EverQ for reimbursement of our expenses and will no longer report gross revenue or cost of goods sold resulting from the sale of EverQ’s solar modules. During 2007, we will receive a fee of 1.7% of gross EverQ revenue relating to the sales and marketing fee. In addition, we will receive royalty payments associated with our ongoing technology agreement with EverQ. Combined, the sales and marketing fee and royalty payments will total approximately 5.4% of gross EverQ revenue. We also expect to receive payments from EverQ as a reimbursement of certain research and development costs we will incur that could benefit EverQ. Income statement classification of these research and development reimbursement payments will depend on how we are reimbursed. A best efforts arrangement allows for the reimbursement to offset expenses whereas a specific performance arrangement requires us to record both revenue and an offsetting cost of revenue. We believe that the majority of these reimbursements will be best efforts in nature and therefore will be shown as a reduction of our expenses.

While these revenue streams are based on current expansion and financial expectations of EverQ, as well as expected future technology developments, they are subject to periodic review and adjustment by the shareholders of EverQ and could vary widely from these estimates.

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

Warranty

Given our limited operating history, prior to the first quarter of 2005, we used historical industry solar panel failure rates, adjusted for the differences and uncertainties associated with our manufacturing process, as a basis for the accrued warranty costs. We have provided for estimated future warranty costs of approximately $705,000 as of December 31, 2006, representing our best estimate of the likely expense associated with fulfilling our obligations under such warranties. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

Stock-based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 — revised 2004, “Share-Based Payment” and related interpretations (“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. We selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Total equity compensation expense recognized during the year ended December 31, 2006 was approximately $5.1 million. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2004	2005	2006

Expected options term	7	7	6.25
Risk-free interest rate	4.0%	4.0%	4.9%-5.1%
Expected dividend yield	None	None	None
Volatility	90%	90%	130%

See Note 7 of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense in accordance with SFAS 123R.

Inventory

Inventory is valued at the lower of cost or market. Certain factors may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. Estimates of obsolescence are based on the product on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We consider lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

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

Results of Operations

Description of Our Revenues, Costs and Expenses

Revenues.  Total revenues for the Company consist of revenues from the sale of products and to a lesser extent, research revenue. Product revenues consist of revenues from the sale of solar cells, panels and systems. Research revenues consist of revenues form various state and federal government agencies to fund our ongoing research, development, testing and enhancement of our products and manufacturing technologies. Our current intention is not to pursue research contracts that are not part of our ongoing research activities. Product revenues represented 99%, 99% and 94% of total revenues, in 2006, 2005 and 2004, respectively. International product sales accounted for approximately 63%, 71% and 74% of total product revenues for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, we had one active multi-year research contract with the National Renewable Energy Laboratory.

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

The following table summarizes our concentration of total revenue:

% of Total Revenue	2004	2005	2006

By geography:
United States	25%	28%	37%
Germany	69%	63%	48%
Spain	—%	—%	13%
All other	6%	9%	2%

	100%	100%	100%

By customer:
Krannich Solartechnik	44%	20%	3%
Donauer Solartechnik	19%	19%	13%
PowerLight Corporation	0%	—%	10%
All other	37%	61%	74%

	100%	100%	100%

Cost of product revenues.  Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent, compensation cost associated with the adoption of SFAS 123R and other support expenses associated with the manufacture of our solar power products.

Research and development expenses, including cost of research revenues.  Research and development expenses, including cost of research revenues, consist primarily of salaries and related personnel costs, compensation costs associated with the adoption of SFAS 123R, consulting expenses and prototype costs related to the design, engineering, development, testing and enhancement of our products, manufacturing equipment and manufacturing technology. We expense our research and development costs as incurred. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses consist primarily of salaries and related personnel costs, compensation costs associated with the adoption of SFAS 123R, accounting and legal fees, rent, insurance and other selling and administrative expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts, hire additional sales personnel and initiate additional marketing programs. However, future increases in selling expenses may be reimbursed by EverQ.

Other income (loss).  Other income consists of interest income primarily from interest earned on the holding of short-term marketable securities, bond premium amortization (or discount accretion), interest on outstanding debt and net foreign exchange gains and losses.

Equity income in EverQ.  As of December 20, 2006, we began accounting for our share of EverQ’s results under the equity method of accounting, which requires us to record our one-third share of EverQ’s net income or loss as one line item in our consolidated statement of operations. During the period from December 20, 2006 to December 31, 2006, EverQ recorded approximately $1.5 million in net income, of which we recorded approximately $495,000 in our consolidated statement of operations.

Minority interest.  Through December 19, 2006, we consolidated the financial results of EverQ in our financial statements. Through December 19, 2006, EverQ incurred losses of $2.4 million, which are consolidated in our financial statements. However, $849,000 of those losses represent the portion of EverQ losses attributable to the Q-Cells and REC minority interests for the period ended December 19, 2006.

Accretion, dividends and conversion premiums on Series A convertible preferred stock.  On May 15, 2003, we issued 26,227,668 shares of Series A convertible preferred stock at a per share purchase price of $1.12 to several purchasers. Outstanding shares of Series A convertible preferred stock were entitled to a compounding dividend of 10% per annum, paid quarterly, in cash, or at our election to be added to the liquidation preference of the series A convertible preferred stock on a quarterly basis, which would result in an increase in the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock. On June 21, 2004, holders of all outstanding shares of Series A convertible preferred stock agreed to convert all of their shares of Series A convertible preferred stock into shares of our common stock in connection with our private placement financing. During the first quarter of 2004, the Series A convertible preferred stock earned a dividend of approximately $0.7 million, which we elected to add to the liquidation preference of the Series A convertible preferred stock. As an inducement to convert their shares into common stock in connection with our June 2004 private placement financing, the remaining Series A preferred stockholders received the dividend earned for the period between April 1, 2004 and June 21, 2004 in cash, which totaled approximately $0.5 million. In addition, the Series A convertible preferred stockholders received a cash conversion premium of 7% of the accreted value as of March 31, 2004, which totaled $1.7 million. Therefore, the total dividend and conversion premium charge we recorded for the period ended December 31, 2004 was approximately $2.9 million.

Net loss attributable to common stockholders.  Net loss attributable to common stockholders consists of net losses and dividends earned by the Series A convertible preferred stockholders.

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005

Revenues.  Our product revenues for the year ended December 31, 2006 were $102.3 million, an increase of $58.6 million, or 134%, from $43.6 million for the same period in 2005. The increase in product revenues was due primarily to sales of product manufactured by EverQ, which began shipping product in 2006 and accounted for approximately $57.3 million of total revenue. The first EverQ factory was completed in 2006 and reached its full capacity run rate by the fourth quarter of 2006.

Research revenues for the year ended December 31, 2006 were $894,000, an increase of $489,000 or 121%, from $405,000 for the same period in 2005. The current active research contract with National Renewable Energy began during the third quarter of 2005.

Through December 19, 2006, we consolidated the financial results of EverQ and recognized revenues associated with the sale of EverQ products. After December 19, 2006, we no longer consolidate the financial results of EverQ and accordingly, do not recognize revenues associated with the sale of EverQ product. However, under our sales agreement with EverQ, we will continue to market and sell all solar modules manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We will receive fees from EverQ for reimbursement of our expenses, and will no longer report gross revenue or cost of goods sold resulting from the sale of EverQ’s solar module production. As a result, our reported product revenues will be significantly lower in 2007. However, worldwide sales of product manufactured using our string ribbon technology, which includes products manufactured at our Marlboro facility, as well as EverQ products, should increase substantially as EverQ’s second factory is completed during the first half of 2007.

Cost of product revenues and gross margin.  Our cost of product revenues for the year ended December 31, 2006 was $90.3 million, an increase of $50.3 million, or 126%, from $40.0 million for the same period in 2005. The increase was due to the cost of product revenues associated with production at EverQ, which accounted for approximately $48.1 million of total cost of product revenue. Gross margin for the year ended December 31, 2006 was 11.6% versus 8.3% for the year ended December 31, 2005. The year-over-year improvement in product gross margin primarily resulted from improving gross margins of EverQ as manufacturing reached full capacity at its first manufacturing facility. Further improvements in gross margin may result from increases in manufacturing scale and technology improvements.

Research and development expenses.  Our research and development expenses for the year ended December 31, 2006 were $19.1 million, an increase of $8.0 million, or 72%, from $11.1 million for the same period in 2005. Approximately 54% of the increase was due to increased labor costs (including $1.6 million of expense related to the adoption of SFAS 123R) and approximately 23% of the increase was due to increases in material costs associated with internal initiatives aimed at improving our manufacturing technology.

Loss on disposal of fixed assets.  During the year, as a result of the successful introduction of new manufacturing technology, we disposed of existing equipment in order to replace them with more technologically advanced equipment expected to improve operational performance of our technology. Equipment with a total net book value of $1.5 million was disposed of.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended December 31, 2006 were $21.2 million, an increase of $8.9 million, or 73%, from $12.3 million in 2005. Approximately 51% of the increase was due to increased compensation costs associated with additional personnel (including $3.0 million of expense related to the adoption of SFAS 123R, net of terminations), approximately 25% of the increase was due to general and administrative costs incurred by EverQ which are included in our consolidated statement of operations through December 19, 2006, approximately 9% related to increased legal and accounting expenses and most of the remainder was due to an increase in sales and marketing expenses incurred to support the increase in worldwide sales.

Other income.  Other income for the period ended December 31, 2006 was comprised of $3.3 million in net foreign exchange gains, $4.6 million in interest income and $6.1 million in interest expense. Other income for the period ended December 31, 2005 consisted of $5,000 in foreign exchange gains, $527,000 gain on the sale of a portion of our EverQ interest to REC, $3.1 million in interest income and $2.5 million in interest expense. The increase in interest income was due to the larger average cash, cash equivalents and marketable securities balances during 2006 due to the 2005 common stock and subordinated convertible debt financings. Interest expense increased due to interest charges associated with increased debt incurred by EverQ as well as the impact of a full year’s worth of interest expense related to the convertible notes.

Net loss.  Net loss was $26.7 million and $17.3 million for the years ended December 31, 2006 and December 31, 2005, respectively. The increase in net loss was due primarily to the overall increase in net operating losses associated with the scale-up of EverQ operations as well as the impact of recognizing $5.1 million in expense related to the adoption of SFAS 123R.

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenues.  Our product revenues for the year ended December 31, 2005 were $43.6 million, an increase of $21.4 million, or 96%, from $22.2 million for the same period in 2004. The increase in product revenues was due primarily to the doubling of production capacity at our manufacturing facility in Marlboro, Massachusetts. Research revenues for the year ended December 31, 2005 were $405,000, a decrease of $891,000, or 69%, from $1.3 million for the same period in 2004. Research revenue decreased because our last active research contract with the National Renewable Energy Laboratory expired during the first quarter of 2005, and our current research contract with the National Renewable Energy Laboratory began in July 2005.

Cost of product revenues.  Our cost of product revenues for the year ended December 31, 2005 was $40.0 million, an increase of $10.2 million, or 34%, from $29.7 million for the same period in 2004. Substantially all of the increase was due to increases in materials and labor costs associated with the increased production of the Marlboro manufacturing facility. Product gross margin improved to 8.3% primarily due to improvements in yield and efficiency, increased sales volume and favorable exchange rates.

Research and development expenses.  Our research and development expenses for the year ended December 31, 2005 were $11.1 million, an increase of $7.4 million, or 204%, from $3.6 million for the same period in 2004. Approximately 41% of the increase was due to increased labor costs associated with additional personnel, approximately 20% of the increase was due to increases associated with internal initiatives aimed to improve our manufacturing technology (including the thin ribbon and quad furnace technologies) and activities associated with the planning for the next manufacturing capacity expansion, and approximately 26% of the increase was due to engineering costs associated with the development of the manufacturing process of EverQ.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended December 31, 2005 were $12.3 million, an increase of $4.5 million, or 57%, from $7.8 million in 2004. Approximately 58% of the increase was due to general and administrative costs incurred by EverQ, approximately 7% of the increase was due to increased compensation costs associated with added personnel, and most of the remainder of the increase was due to increased costs associated with the requirement to comply with various aspects of the Sarbanes-Oxley Act, most notably Section 404 regarding reporting on internal controls over financial reporting.

Other income (loss).  Other income for the period ended December 31, 2005 was comprised of $5,000 in net foreign exchange gains, $527,000 from the gain on the sale of a portion of our initial interest in EverQ to REC, $3.1 million in interest income and $2.5 million in interest expense. Other loss for the period ended December 31, 2004 consisted of $618,000 in foreign exchange losses, $238,000 in interest income and $74,000 in interest expense. The increase in interest income was due to the larger cash, cash equivalents and marketable securities balances due to the 2005 common stock and subordinated convertible debt financings. Interest expense increased due to interest charges associated with the subordinated convertible debt issued in June 2005.

Net loss.  Net loss was $17.3 million and $22.3 million for the years ending December 31, 2005 and December 31, 2004, respectively. The decrease in net loss was due to a decrease in the combined accretion and dividend charges associated with the conversion to common shares of the Series A preferred stock, partially offset by an overall increase in net operating losses associated with the scale-up of our operations.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. Research and development expenditures have historically been partially funded by government research contracts. At December 31, 2006, we had working capital of $57.6 million, including cash, cash equivalents and marketable securities of $49.4 million.

Net cash used in operating activities was $15.3 million, $7.3 million and $10.3 million for the years ended December 31, 2004, 2005 and 2006, respectively. The use of cash for operating activities in the year ended December 31, 2006 was due primarily to losses from operations of $26.7 million, increases in accounts receivable of $17.4 million and increases in inventory of $11.0 million offset by a net increase in deferred grants funding of $19.0 million, increases in accrued expenses of $15.3 million and depreciation expense and losses on fixed assets disposals of $11.7 million. In general, net cash used in operating activities for the year ended December 31, 2006 was primarily due to supporting the increase in working capital requirements of EverQ as the first manufacturing facility ramped to full production by the end of the third quarter of 2006. Since we consolidated the cash flows of EverQ through December 19, 2006, the increase in working capital requirements are included in our consolidated statements of cash flows. The use of cash for operating activities in the year ended December 31, 2005 was due primarily to losses from operations of $17.3 million and an increase in other current assets of $2.7 million, offset by increases in accounts payable of $9.3 million, a decrease in accounts receivable of $2.1 million and depreciation and losses on fixed asset disposals of $4.2 million. The use of cash for operating activities in the year ended December 31, 2004 was due primarily to losses from operations of $19.4 million and an increase in accounts receivable of $5.2 million, offset by increases in accounts payable and accrued expenses of approximately $4.3 million and depreciation and losses on fixed asset disposals of $5.5 million.

Net cash used in investing activities was $2.1 million, $137.3 million and $85.5 million for the years ended December 31, 2004, 2005 and 2006, respectively. Net cash used in investing activities for the years ended December 31, 2004, 2005 and 2006 was primarily due to purchases of equipment and marketable securities, partially offset by proceeds from the sale and maturity of marketable securities. As of December 31, 2006, we no longer consolidate the balance sheet of EverQ and therefore, our cash balance at December 31, 2006 excludes EverQ’s cash balances, and the decrease in EverQ’s cash balance is reflected as a use of cash in investing activities of $22.3 million.

Net cash provided by financing activities was $18.1 million, $171.2 million and $75.0 million for the years ended December 31, 2004, 2005 and 2006, respectively. The cash provided by financing activities for the year ended December 31, 2006 primarily represents an increase in EverQ debt through December 19, 2006 and cash received upon the exercise of stock options and warrants. The cash provided by financing activities for the year ended December 31, 2005 primarily represents net proceeds from common stock issued in conjunction with the common stock public offering completed in February 2005 as well as the convertible subordinated debt issuance in June 2005. The cash provided by financing activities during the year ended December 31, 2004 represents net proceeds from common stock issued in conjunction with the common stock private placement, offset by dividends and conversion premiums paid to the Series A convertible preferred shareholders.

Capital expenditures were $10.9 million, $57.7 million (which includes $8.2 million of deposits for the manufacture of fixed assets) and $107.7 million (which includes $7.0 million of deposits for the manufacture of fixed assets) for the years ended December 31, 2004, 2005 and 2006, respectively. Capital expenditures for the year ended December 31, 2004 were primarily for equipment needed for our Marlboro manufacturing facility. Capital expenditures for the year ended December 31, 2005 and for the year ended December 31, 2006 were primarily for equipment needed for our manufacturing facility and equipment for EverQ. As of December 31, 2006, we had outstanding commitments for capital expenditures of approximately $6.3 million. Nearly all of our commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for our Marlboro facility, including the build-out of our research and development facility in Marlboro.

In February 2005, we completed a $62.3 million common stock offering, net of offering costs of approximately $4.4 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing and development facilities and the expenditures necessary for the initial build-out and initial operation of EverQ. For this common stock offering, we issued 13,346,000 shares of our common stock. The shares of common stock were sold at a per share price of $5.00 (before deducting underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of our common stock as reported on the Nasdaq Global Market as of the close of business on February 3, 2005.

In June 2005, we issued convertible subordinated notes (“Notes”) in the aggregate principal amount of $90.0 million, and we received proceeds of $86.9 million, net of offering costs. A portion of the proceeds from the financing was used to increase research and development spending on promising next generation technologies, to explore further expansion opportunities and to fulfill our commitments with EverQ. Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. However, the Notes are convertible at any time prior to maturity, redemption or repurchase, into shares of our common at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share), subject to adjustment. On or after July 1, 2010, we may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

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

We incurred financing costs of approximately $3.1 million which are being amortized ratably over the seven year term of the Notes. For the year ended December 31, 2006, we recorded $3.9 million in interest expense associated with the Notes.

EverQ Debt Guarantee

EverQ entered into a credit agreement, dated November 9, 2005, between EverQ, Q-Cells AG, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG (the “Credit Agreement”). The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. The Facility A interest rate is the Euro Interbank Offered Rate (“EURIBOR”) plus between 1.75% and 2.75% depending on whether EverQ meets certain financial targets specified in the Credit Agreement. The Facility B interest rate is EURIBOR plus 2.75% and the Facility C interest rate is 7.5%. In the event of a default by EverQ, Evergreen has agreed to relinquish certain rights to certain assets of EverQ which collateralize EverQ’s repayment obligations under the Credit Facility. In addition, pursuant to the Credit Agreement, Evergreen has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of December 31, 2006, EverQ had total obligations outstanding under this Credit Agreement of 7.0 million Euro ($9.2 million at December 31, 2006 exchange rates).

Evergreen Solar Loans to EverQ

In November 2005, we entered into a Shareholder Loan Agreement to provide EverQ with a loan totaling 8.0 million Euro. During 2006, we provided EverQ with additional loans to help fund the initial financing requirement of the first two factories currently under construction. Additional loans may be required by the shareholders of EverQ to partially finance future EverQ expansions. The table below summarizes the principal and terms of all outstanding loans provided by the Company:

Date of Loan	Principal	Principal (USD)	Interest Rate	Date Due

November 23, 2005	€4,000,000	$5,278,800	5.40%	June 30, 2010
February 2, 2006	€4,000,000	$5,278,800	5.40%	June 30, 2010
April 18, 2006	€850,000	$1,121,745	5.86%	January 31, 2007
April 27, 2006	$4,343,500	$4,343,500	8.02%	January 31, 2007
June 8, 2006	€3,825,000	$5,047,853	5.72%	January 31, 2007
June 30, 2006	€1,700,000	$2,243,490	5.81%	January 31, 2007
August 28, 2006	$9,800,000	$9,800,000	8.00%	January 31, 2007
November 21, 2006	$6,350,000	$6,350,000	5.75%	January 31, 2007

		$39,464,188

We believe that our current cash, cash equivalents, marketable securities, coupled with our ability to access the capital markets, will be sufficient to fund our planned capital programs, our current commitments with EverQ and our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures, to acquire complementary businesses, to provide further funding for EverQ, to secure raw materials and/or necessary technologies. We do not know whether we will be able to raise additional capital on terms favorable to us. If adequate capital is not available or is not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

Off-Balance Sheet Arrangements

Other than our subordinated convertible notes which holders may convert into shares of our common stock at any time, we do not have any other special purpose entities or off-balance sheet financing arrangements, other than routine operating leases associated with our Marlboro facilities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than
	Years	1 Year	1-3 Years	4-5 Years	After 5 Years

Non-cancelable operating lease	$4,539	$991	$2,858	$676	$14
Maturity of Convertible Debt	90,000	—	—	—	90,000
Interest expense associated with Convertible Debt	25,595	3,938	11,813	7,875	1,969
Capital expenditure obligations	6,269	6,269	—	—	—
Raw materials purchase commitments	4,116	4,116	—	—	—

Total contractual cash obligations	$130,519	$15,314	$14,671	$8,551	$91,983

INCOME TAXES

As of December 31, 2006, we had federal and state net operating loss carryforwards estimated to be approximately $89.5 million and $67.9 million, respectively, available to reduce future taxable income and tax liabilities which begin to expire in 2010 and 2007, respectively. In addition, we have excess tax deductions of approximately $8.9 million relating to equity compensation for which the benefit, when realized, will be recognized in our financial statements when it results in a reduction of taxes payable with a corresponding credit to additional paid in capital of approximately $3.0 million in accordance with SFAS 123R. We also have federal and state research and development tax credit carryforwards of approximately $1.1 million and $1.0 million, respectively, which begin to expire in 2010 and state Investment Tax Credit carryforwards of approximately $1.2 million which began to expire in 2006, available to reduce future tax liabilities.

We have evaluated the positive and negative evidence bearing upon the realization of our deferred tax assets. We have considered our history of losses and, in accordance with the applicable accounting standards, have fully reserved the deferred tax asset.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Revenue Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter  4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ...”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-03 includes any tax assessed by a government authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of EITF 06-03 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

We do not use derivative financial instruments to manage interest rate risk. Interest income earned on our cash, cash equivalents and marketable securities is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the liquidity and short-term nature of these financial instruments. For these reasons, a hypothetical 100-basis point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

FOREIGN CURRENCY EXCHANGE RATE RISK

For the year ended December 31, 2006, all of our product sales into Europe were denominated in Euros, which exposes us to foreign exchange gains or losses. Product sales into Europe accounted for approximately 62% of revenues for the year ended December 31, 2006. Since our Euro-denominated sales represent a significant portion of our total revenue, a hypothetical 10 percent adverse change in exchange rates would have had a material effect on our consolidated financial position, reducing revenue and earnings by approximately 6%. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.

In 2004, we began to manage our foreign exchange risk through the use of derivative financial instruments. These financial instruments served to protect cash flows against the impact of the translation into U.S. dollars of foreign exchange denominated transactions. As of December 31, 2004, we had forward currency contracts denominated in foreign currencies totaling 8.5 million Euro. At December 31, 2004, the fair market value of outstanding forward exchange contracts was $11.6 million. We recorded unrealized losses of approximately $683,000 for the year ended December 31, 2004, in connection with the marking to market of these forward contracts. All contracts outstanding at December 31, 2004 were settled during the first quarter of 2005 and we had no outstanding forward contracts as of December 31, 2005 and 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s Financial Statements and related Notes and the Report of the Independent Registered Public Accounting Firm are included beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION.

The Company expects to hold its 2007 Annual Meeting of Stockholders on or about June 15, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS.

Information regarding the Company’s named executive officers and its directors is set forth under “Compensation and Other Information Concerning Officers and Directors” in the 2007 Proxy Statement, which information is incorporated herein by reference.

Information regarding Section 16 reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement, which information is incorporated herein by reference.

Our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) for the Company’s Chief Executive Officer, Chief Financial Officer and all other members of management, all directors and all employees and agents of the Company. The Code of Ethics is intended to promote the highest standards of honest and ethical conduct throughout the Company, full, accurate and timely reporting, and compliance with law, among other things. A copy of the Code of Ethics is posted on our website at www.evergreensolar.com.

The Code of Ethics prohibits any waiver from the principles of the Code of Ethics without the prior written consent of our Board of Directors. To date, there have been no waivers under our Code of Ethics. We will post any waivers, if and when granted, of our Code of Ethics on our website at www.evergreensolar.com, in accordance with the rules of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item regarding the Company’s compensation of its named executive officers and its directors is set forth under “Compensation and Other Information Concerning Officers and Directors” in the 2007 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item concerning security ownership of certain beneficial owners, directors and executive officers is set forth under “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in the 2007 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item regarding certain relationships and related transaction is set forth under “Certain Relationships and Related Transactions” in the 2007 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item may be found under the caption “Independent Registered Public Accounting Firm” in the 2007 Proxy Statement, and is incorporated herein by reference.

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

3. Exhibits. See Item 15(b) of this Annual Report on Form 10-K below.

(b) The following exhibits

Exhibit
Number		Description

1	.1(1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc. (Exhibit 1.1)
3	.1(2)	Third Amended and Restated Certificate of Incorporation. (Exhibit 3.2)
3	.2(2)	Second Amended and Restated By-laws. (Exhibit 3.4)
3	.3(3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003. (Exhibit 4.3)
3	.4(3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company. (Exhibit 4.4)
3	.5(4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004. (Exhibit 4.5)
3	.6(14)	Certificate of Amendment of Third Amendment and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on January 8, 2007. (Exhibit 3.1)
4	.1(10)	Indenture, dated as of June 29, 2005, between the Registrant and U.S. Bank National Association, as Trustee. (Exhibit 4.4)
4	.2(10)	Form of 4.375% Convertible Subordinated Notes due 2012. (Exhibit 4.4)
10	.1(2)*	1994 Stock Option Plan. (Exhibit 10.1)
10	.2(2)*	2000 Stock Option and Incentive Plan. (Exhibit 10.2)
10	.3(13)*	Amended and Restated 2000 Stock Option and Incentive Plan. (Exhibit 99.1)
10	.4(13)*	Amended and Restated 2000 Employee Stock Purchase Plan. (Exhibit 99.2)
10	.5(2)	Lease Agreement between Registrant and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended. (Exhibit 10.5)
10	.6(2)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (Exhibit 10.9)
10	.7(6)	Stock and Warrant Purchase Agreement dated as of March 21, 2003. (Exhibit 10.1)
10	.8(6)	Form of Registration Rights Agreement. (Exhibit 10.3)
10	.9(5)	Voting Agreement dated as of March 21, 2003. (Exhibit 10.2)
10	.10(8)	Stock and Warrant Purchase Agreement dated June 16, 2004. (Exhibit 10.1)
10	.11(8)	Warrant Agreement dated June 21, 2004. (Exhibit 10.2)
10	.12(8)	Form of Warrants. (Exhibit 10.3)

Exhibit
Number		Description

10	.13(8)	Registration Rights Agreement dated June 21, 2004. (Exhibit 10.4)
10	.14(8)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004. (Exhibit 10.5)
10	.15(9)†	Master Joint Venture Agreement entered into as of November 24, 2005 by and among Evergreen Solar, Inc., Q-Cells AG, Renewable Energy Corporation and EverQ GmbH. (Exhibit 10.17)
10	.16(9)†	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated November 24, 2005. (Exhibit 10.18)
10	.17(9)†	Technology Co-Operation Agreement by and between Renewable Energy Corporation and Evergreen Solar, Inc. dated November 24, 2005. (Exhibit 10.19)
10	.18(7)*	Evergreen Solar, Inc. Management Incentive Policy. (Exhibit 10.20)
10	.19(12)	Purchase Agreement, dated June 23, 2005 between the Registrant and SG Cowen & Co., LLC, as representatives of the Initial Purchasers. (Exhibit 10.24)
10	.20(10)	Registration Rights Agreement, dated June 29, 2005, between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers. (Exhibit 10.21)
10	.21(11)†	Memorandum of Understanding, dated June 5, 2006, by and among Evergreen Solar, Inc., Q-Cells AG, EverQ GmbH and Renewable Energy Corporation AS. (Exhibit 10.1)
10	.22(13)†	Amendment to the Master Joint Venture Agreement entered into as of September 29, 2006, by and among Q-Cells AG, the Company, Renewable Energy Corporation, REC Solar Grade Silicon LLC and EverQ GmbH. (Exhibit 10.26)
10	.23(13)†	Sales Representative Agreement by and between the Company and EverQ GmbH dated September 29, 2006. (Exhibit 10.27)
10	.24(13)†	Amended and Restated License and Technology Transfer Agreement by and between the Company and EverQ GmbH, dated September 29, 2006. (Exhibit 10.18)
14	.1(15)	Code of Business Conduct and Ethics of Evergreen Solar, Inc. (Exhibit 14.1)
23.1		Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
23.2		Consent of Leipzig, Germany PricewaterhouseCoopers AG
24.1		Power of Attorney. (included on Page II-1)
31.1		CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		EverQ GmbH balance sheet for the period ended December 31, 2006.
99.2		EverQ GmbH income statement for the period December 20 to December 31, 2006.
99.3		EverQ GmbH cash flow for the period December 20 to December 31, 2006.
99.4		EverQ GmbH notes to the financial statements for the period December 20 to December 31, 2006.

†	Confidential treatment granted as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 7, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, filed on August 4, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed on March 24, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 filed on March 16, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 9, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated herein by reference to the exhibits to the Company’s Current Quarterly Report on Form 10-Q for the period ending July 2, 2005 filed on August 11, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(13)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 7, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(14)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 8, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(15)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K/A dated April 29, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K/A.

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

(c) See Item 15(a)(2).

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Evergreen Solar, Inc.:

We have completed integrated audits of Evergreen Solar, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Evergreen Solar, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the accompanying index presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2007

EVERGREEN SOLAR, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2006

	December 31,	December 31,
	2005	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$30,742	$6,828
Marketable securities	85,465	42,593
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $65 and $150 at December 31, 2005 and December 31, 2006, respectively	4,124	25,278
Grants Receivable	16,295	—
Inventory	3,634	4,767
Interest receivable	541	675
Other current assets	4,052	1,853

Total current assets	144,853	81,994
Investment in and advances to EverQ	—	70,460
Deposits	8,217	1,433
Restricted cash	1,582	414
Deferred financing costs	2,877	2,434
Fixed assets, net	71,430	50,516

Total assets	$228,959	$207,251

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,210	$18,465
EverQ short term borrowings	4,131	—
Other accrued expenses	1,625	2,443
Accrued employee compensation	1,778	2,791
Accrued warranty	705	705

Total current liabilities	20,449	24,404
Subordinated convertible notes	90,000	90,000
EverQ deferred grants	16,284	—
Other long-term debt — EverQ	3,553	—

Total liabilities	130,286	114,404
Commitments and contingencies (Note 11)
Minority interest in EverQ	11,223	—
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,965,231 and 68,066,204 issued and outstanding at December 31, 2005 and December 31, 2006, respectively	620	681
Additional paid-in capital	182,345	211,053
Accumulated deficit	(93,009)	(119,678)
Deferred compensation	(1,036)	—
Accumulated other comprehensive income (loss)	(1,470)	791

Total stockholders’ equity	87,450	92,847

Total liabilities, minority interest and stockholders’ equity	$228,959	$207,251

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2005	2006
	(In thousands, except per share data)

Revenues:
Product revenues	$22,240	$43,627	$102,252
Research revenues	1,296	405	894

Total revenues	23,536	44,032	103,146

Cost of revenue:
Product revenue costs	29,717	39,954	90,310
Research revenue costs	1,296	405	894

Total cost of revenue	31,013	40,359	91,204

Gross profit (loss)	(7,477)	3,673	11,942
Operating expenses:
Research and development	3,635	11,056	19,064
Selling, general and administrative	7,797	12,274	21,216
Loss on disposal of fixed assets	—	—	1,526

Total operating expenses	11,432	23,330	41,806

Operating loss	(18,909)	(19,657)	(29,864)
Other income:
Foreign exchange gains (losses), net	(618)	5	3,322
Gain on investment in EverQ	—	527	—
Interest income	238	3,140	4,613
Interest expense	(74)	(2,526)	(6,084)

Other income (loss), net	(454)	1,146	1,851

Loss from operations before minority interest	(19,363)	(18,511)	(28,013)
Minority interest in EverQ	—	1,195	849
Equity income from interest in EverQ	—	—	495

Net loss	(19,363)	(17,316)	(26,669)
Accretion, dividends and conversion premiums on Series A convertible preferred stock	(2,904)	—	—

Net loss attributable to common stockholders	$(22,267)	$(17,316)	$(26,669)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.67)	$(0.29)	$(0.41)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	33,204	59,631	65,662

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Loss
	(In thousands)

Balance at January 1, 2004	15,126	$151	$73,239	$(89)	$(56,330)	$(27)	$16,944
Issuance of common stock pursuant to exercise of options	18	—	22				22
Shares of common stock issued under ESPP	2	—	11				11
Conversion of Series A convertible preferred stock to common stock	24,733	247	27,457				27,704
Compensation expense associated with stock options			58	89			147
Issuance of common stock in connection with private equity financing, net of offering costs	7,663	77	18,694				18,771
Dividend on Series A convertible preferred stock			(2,904)				(2,904)
Issuance of common stock warrant to Silicon Valley Bank			187				187
Comprehensive loss:
Net loss					(19,363)		(19,363)	$(19,363)
Unrealized gains on marketable securities						1	1	1

Comprehensive loss								$(19,362)

Balance at December 31, 2004	47,542	475	116,764	—	(75,693)	(26)	41,520
Issuance of common stock pursuant to exercise of options	750	8	1,709				1,717
Issuance of common stock pursuant to exercise of warrants	224	2	606				608
Shares of common stock issued under ESPP	3		23				23
Restricted Stock grant	100	1	1,042	(1,043)			—
Compensation expense associated with restricted stock				7			7
Issuance of common stock in connection with private equity financing, net of offering costs	13,346	134	62,201				62,335
Comprehensive loss:
Net loss					(17,316)		(17,316)	$(17,316)
Unrealized losses on marketable securities						(43)	(43)	(43)

Foreign currency translation adjustment						(1,401)	(1,401)	(1,401)

Comprehensive loss								$(18,760)

Balance at December 31, 2005	61,965	620	182,345	(1,036)	(93,009)	(1,470)	87,450
Issuance of common stock pursuant to exercise of options	988	10	2,480				2,490
Issuance of common stock pursuant to exercise of warrants	4,007	40	13,406				13,446
Shares of common stock issued under ESPP	45	—	341				341
Reclassification on adoption of SFAS No. 123R			(1,036)	1,036			—
Gain on investment in EverQ by REC and Q-Cells			8,466				8,466
Compensation expense associated with equity compensation plans, including restricted share grants	1,061	11	5,051				5,062
Comprehensive loss:							—
Net loss					(26,669)		(26,669)	$(26,669)
Unrealized gains on marketable securities						71	71	$71
Foreign currency translation adjustment						2,190	2,190	2,190

Comprehensive loss								$(24,408)

Balance at December 31, 2006	68,066	$681	$211,053	$—	$(119,678)	$791	$92,847

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(19,363)	$(17,316)	$(26,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,455	4,134	9,311
Amortization of deferred grant credits	—	—	(2,004)
Loss on disposal of fixed assets	2,093	56	2,383
Minority interest in EverQ	—	(1,195)	(849)
Gain on investment in EverQ	—	(527)	—
Equity income from EverQ	—	—	(495)
Bad debt expense and provision for early payment discounts	28	(19)	85
Amortization of deferred debt financing costs	—	224	443
Amortization (accretion) of bond premiums	357	(595)	(955)
Compensation expense associated with employee equity awards	147	7	5,062
Changes in operating assets and liabilities:
Accounts receivable	(5,211)	2,062	(17,444)
Grants	—	—	18,962
Inventory	(887)	(729)	(10,958)
Interest receivable	97	(484)	(134)
Other current assets	(681)	(2,685)	(1,623)
Accounts payable	2,169	9,317	(728)
Accrued expenses	2,092	927	15,285
Deferred revenue	440	(440)	—

Net cash used in operating activities	(15,264)	(7,263)	(10,328)

Cash flows from investing activities:
Purchases of fixed assets and deposits on assets under construction	(10,851)	(57,729)	(107,667)
Decrease in cash related to conversion of EverQ consolidated entity to equity method affiliate	—	—	(22,274)
Decrease (increase) in restricted cash	—	(1,194)	891
Decrease in EverQ loan	—	—	(389)
Purchases of marketable securities	(2,418)	(119,300)	(63,290)
Proceeds from sale and maturity of marketable securities	11,218	40,950	107,186

Net cash used in investing activities	(2,051)	(137,273)	(85,543)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	18,771	62,335	—
Proceeds from convertible debt financing, net of offering costs	—	86,899	—
Increase in EverQ debt	—	7,687	58,708
Capital contributions to EverQ from minority interest holder	—	9,331	—
Proceeds from the sale of EverQ interest to REC	—	4,060	—
Dividend and conversion premium paid on Series A convertible preferred stock	(2,230)	—	—
Increase (decrease) in short-term borrowings	1,500	(1,500)	—
Proceeds from exercise of warrants	—	—	13,446
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	33	2,348	2,831

Net cash provided by financing activities	18,074	171,160	74,985

Effect of exchange rate changes on cash and cash equivalents	—	(1,261)	(3,028)

Net increase (decrease) in cash and cash equivalents	759	25,363	(23,914)
Cash and cash equivalents at beginning of year	4,620	5,379	30,742

Cash and cash equivalents at end of year	$5,379	$30,742	$6,828

Supplemental cash flow information:
Interest paid	27	2,526	5,201
Non-cash Series A convertible preferred stock dividends earned	674	—	—
Non-cash conversion of Series A convertible preferred stock to common stock	27,704	—	—
Issuance of common stock warrant to Silicon Valley Bank	187	—	—
Gain on investment in EverQ by Q-Cells and REC	—	—	8,466

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Evergreen Solar, Inc. (the “Company”), incorporated in August 1994, develops, manufactures and markets solar power products, including solar cells, panels and systems. In April 1997, the Company commenced product sales. The Company has incurred losses since inception and has an accumulated deficit, which has been funded by issuing debt and equity securities. The Company has historically financed its operations and met its capital expenditure requirements primarily through sales of its capital stock, issuance of debt and, to a lesser extent, product revenues.

In January 2005, the Company entered into a strategic partnership agreement with Q-Cells AG (“Q-Cells”). The agreement provided for the organization and capitalization of EverQ GmbH (“EverQ”), which is a limited liability company incorporated under the laws of Germany. In November 2005, Q-Cells and the Company entered into an agreement with Renewable Energy Corporation ASA (“REC”), whereby REC acquired from the Company and Q-Cells for 4.7 million Euro, a 15% ownership position in EverQ. REC obtained 11.1% of the outstanding equity of EverQ directly from the Company and 3.9% of the outstanding equity of EverQ directly from Q-Cells. The Company received $4.1 million from REC which resulted in a gain on the sale of EverQ interest of $527,000. In December 2006, REC and Q-Cells purchased additional shares of EverQ, which resulted in a reduction in the Company’s ownership interest in EverQ to one-third and an associated gain on an increase of the Company’s carrying value of its interest in EverQ’s net assets of approximately $8.5 million. This gain has been reported as an increase in paid-in-capital in the accompanying Consolidated Statements of Stockholders Equity. As a result of the December 2006 purchase, the Company, REC and Q-Cells each have equal ownership in EverQ. The purpose of EverQ is to operate facilities to manufacture, market and sell solar products based on the Company’s proprietary String Ribbon technology. The Company believes EverQ will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European Union solar market.

Under the new agreements with EverQ and its partners, the Company will continue to market and sell all solar modules manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. The Company expects to fulfill the requirements of existing sales agreements primarily with product manufactured by EverQ, and to a lesser extent, with product manufactured in Marlboro. Three of the existing sales agreements each have bilateral contract termination penalties ranging from $1.0 million to $5.0 million. The Company will receive fees from EverQ for reimbursement of its expenses and will no longer report gross revenue or cost of goods sold resulting from the sale of EverQ’s solar modules. As of December 20, 2006, the Company receives a fee of 1.7% of gross EverQ revenue as a sales and marketing fee. In addition, the Company will receive royalty payments associated with its technology agreement to EverQ.

The Company believes that its current cash, cash equivalents, marketable securities, coupled with its ability to access to the capital markets, will be sufficient to fund its planned capital programs, fund its current commitments with EverQ and its operating expenditures over the next twelve months. The Company may be required to raise additional capital to respond to competitive pressures to acquire complementary businesses, to provide further funding for EverQ, to secure raw materials and/or necessary technologies. If adequate capital is not available or is not available on acceptable terms, the Company’s ability to fund its operations, further develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Evergreen Solar Securities, Inc. and Evergreen Solar GmbH. All intercompany accounts and transactions have been eliminated. Through December 19, 2006, the Company owned 64% of EverQ and consolidated the financial statements of EverQ in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company applied the equity method of accounting for it’s share of EverQ results from that date forward in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” Therefore, the Company’s Consolidated Statements of Operations and of Cash Flows include the consolidated results of operations of EverQ through December 19, 2006, and the Company’s one-third share of EverQ net income for the period December 20, 2006 through December 31, 2006. The Company’s Consolidated Balance Sheet at December 31, 2006, includes the Company’s investment in EverQ as a single line item, whereas the assets and liabilities of EverQ are included on a consolidated basis in the year ended December 31, 2005 with an associated minority interest. The functional currency for Evergreen Solar GmbH and EverQ is the Euro. Revenues and expenses of Evergreen Solar GmbH and EverQ are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange.

CASH AND MARKETABLE SECURITIES

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.

The Company’s marketable securities are classified as available-for-sale. At December 31, 2005 and 2006, the Company held US government agency bonds, treasury notes, municipal bonds, corporate bonds and commercial paper. The investments mature within one year from the date of purchase and are carried at market value. At December 31, 2005 and 2006, there were unrealized losses of $69,000 and $0, respectively, which are reported as part of stockholders’ equity.

The following table summarizes our cash, cash equivalents and marketable securities by type as of December 31, (in thousands):

	2005	2006

Cash	$8,601	$3,316
Money market funds	7,540	3,512
Certificates of deposits	16,235	5,498
Commercial paper	42,550	3,981
Corporate bonds	22,524	33,114
U.S. Agency notes	18,757	—

Total cash, cash equivalents and marketable securities	$116,207	$49,421

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash and cash equivalents and foreign exchange contracts with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from distributors and integrators in the solar power industry located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The table below summarizes the Company’s concentration of credit risk for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006

% of accounts receivable
Donauer Solartechnik	—	15%	14%
NVT, LLC	—	—	33%
PowerLight Corporation	—	—	15%
AEE Solar	—	—	11%
Sun Farms	—	23%	—
Krannich Solartechnik	50%	8%	—
Top 5 customers	75%	64%	81%

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

Product Warranty

The Company’s current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. The Company has provided for estimated future warranty costs of approximately $705,000, representing its best estimate of the likely expense associated with fulfilling its obligations under such warranties. Given the Company’s limited operating history, prior to the first quarter of 2005, the Company used historical industry solar panel failure

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates, adjusted for the differences and uncertainties associated with its manufacturing process, as a basis for the accrued warranty costs. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

The following table summarizes the activity regarding the Company’s warranty accrual:

Balance at January 1, 2004	$426,000
Accruals for warranties issued during 2004	279,000

Balance at December 31, 2004, 2005 and 2006	705,000

Indemnification Agreements

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, customers, directors and officers. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of such agreements is minimal.

EverQ Debt Guarantee

In November 2005, a Credit Agreement (the “Credit Agreement”) was entered into between EverQ, Q-Cells, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft (“Deutsche Bank”) and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. Pursuant to the Credit Agreement, the Company, Q-Cells and REC have agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of December 31, 2006, EverQ had total obligations outstanding under this Credit Agreement of 7.0 million Euro ($9.2 million at December 31, 2006 exchange rates).

Letters of Credit

The Company maintains a letter of credit for the benefit of the landlord of its manufacturing facility in Marlboro, Massachusetts for $414,000, which is required under the terms of the lease and will expire upon termination of the lease in 2010. The amount of cash guaranteeing the letter of credit is classified as restricted cash in the Company’s balance sheet.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that impairment is required, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, the Company has had recurring operating losses and the recoverability of its long-lived assets is contingent upon executing its business plan that includes further reducing its manufacturing costs and significantly increasing sales. If the Company is unable to execute its business plan, the Company may be required to write down the value of its long-lived assets in future periods. No impairments were required to be recognized during the years ended December 31, 2004, 2005 and 2006 for long-lived assets.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, such that their ability to make payments was impaired, additional allowances could be required.

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COMPREHENSIVE INCOME

Comprehensive income consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. As of December 31, 2005 and 2006, accumulated other comprehensive loss was $1.5 million and other comprehensive income of $791,000, respectively. Other comprehensive income or loss is reflected in the Consolidated Statement of Stockholder’s Equity.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 — revised 2004, “Share-Based Payment” and related interpretations (“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods. See Note 7 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense in accordance with SFAS 123. For the years ended December 31, 2004 and 2005, the Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” through disclosure only and accounted for its stock-based employee compensation plans under APB Opinion No. 25. Accordingly, no compensation cost was recorded as all options granted had an exercise price at least equal to the fair market value of the underlying common stock on the date of the grant.

NET LOSS PER COMMON SHARE

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculation of diluted net loss per common share for the years ended December 31, 2004, 2005 and 2006 does not include approximately 10.7 million, 22.9 million and 19.4 million potential shares of common stock equivalents outstanding at December 31, 2004, 2005 and 2006, respectively, as their inclusion would be antidilutive. Common stock equivalents include outstanding common stock options, common stock warrants, Series A convertible preferred stock and Convertible Debt.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for reporting information about operating segments. The information in this report is provided in accordance with the requirements of SFAS No. 131 and is consistent with how business results are reported internally to management.

The Company had two reportable operating segments: Evergreen Solar, Inc. and EverQ GmbH. The chief operating decision maker evaluates performance based on a number of factors, the primary measure being product revenue and gross profit. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker. The purpose of EverQ is to operate facilities to manufacture solar products based on the Company’s proprietary String Ribbon technology using fabrication processes that combine the Company’s, Q-Cells’ and REC’s manufacturing technologies. Evergreen Solar develops, manufactures and markets solar power products enabled by its proprietary String Ribbon technology (See Note 12).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash equivalents, marketable securities, foreign exchange contracts, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2005 and 2006. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The fair market value of forward foreign exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Revenue Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-03 includes any tax assessed by a government authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of EITF 06-03 to have a material impact on its consolidated financial position, results of operations or cash flows

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

3.	INVENTORY

Inventory consisted of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006

Raw materials	$2,929	$3,714
Work-in-process	519	804
Finished goods	186	249

	$3,634	$4,767

In July 2005, the Company paid $1.5 million to a key raw material supplier to secure a quantity of inventory. The prepayment was included in the Company’s balance sheet in current assets and was amortized to cost of product revenues as material was used. The balance of prepaid inventory was $784,000 and $0 at December 31, 2005 and 2006, respectively.

4.	FIXED ASSETS

Fixed assets consisted of the following at December 31, 2005 and 2006 (in thousands):

	Useful	December 31,	December 31,
	Life	2005	2006

Laboratory and manufacturing equipment	3-7 years	$29,046	$36,544
Computer and office equipment	3-7 years	1,235	910
Leasehold improvements	Lesser of 15 to 20 years or lease term	8,360	8,360
Assets under construction		43,199	18,002

		81,840	63,816
Less: Accumulated depreciation		(10,410)	(13,300)

		$71,430	$50,516

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 was $3.5 million, $4.1 million and $9.3 million, respectively. During 2004, and as a result of the Company’s successful closing of the Common Stock Private Placement consummated on June 21, 2004, the Company disposed of several pieces of manufacturing equipment in order to replace them with more technologically advanced equipment expected to increase total manufacturing capacity in its Marlboro facility to a target level of 15 megawatts. Equipment with a net book value of $2.1 million was disposed. The loss on disposal of fixed assets is included in cost of product revenues. During 2006, as a result of the Company’s successful introduction of new manufacturing technology, the Company disposed of several pieces of existing equipment in order to replace them with more technologically advanced equipment expected to improve operational performance at its Marlboro facility. Equipment with a net book value of $2.4 million was disposed.

At December 31, 2005 and 2006, there were $8.2 million and $1.4 million, respectively, of deposits on fixed assets under construction consisting primarily of deposits on equipment currently under construction for our Marlboro facility, and are included in Deposits on the balance sheet.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INCOME TAXES

Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the following for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006

Income tax expense (benefit) at US federal statutory tax rate	$(6,630,000)	$(5,904,000)	$(9,068,000)
State income taxes, net of federal tax effect	(1,498,000)	(1,363,000)	(1,844,000)
Permanent items	39,000	64,000	1,409,000
Other	(136,000)	(347,000)	(724,000)
Change in deferred tax asset valuation allowance	8,225,000	7,550,000	10,227,000

	$—	$—	$—

As of December 31, 2006, the Company had federal and state net operating loss carryforwards estimated to be approximately $89.5 million and $67.9 million, respectively, available to reduce future taxable income and tax liabilities which begin to expire in 2010 and 2007, respectively. In addition, the Company has excess tax deductions of approximately $8.9 million relating to equity compensation for which the benefit, when realized, will be recognized in the financial statements when it results in a reduction of taxes payable with a corresponding credit to additional paid in capital of approximately $3.0 million in accordance with SFAS 123R. The Company also had federal and state research and development tax credit carryforwards of approximately $1.1 million and $1.0 million, respectively, which begin to expire in 2010 and state Investment Tax Credit carryforwards of approximately $1.2 million which begin to expire in 2006, available to reduce future tax liabilities.

Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions, as well as transfers of common stock, which resulted in changes of control, as defined by Section 382 of the Internal Revenue Code. As a result of the ownership changes, portions of the Company’s net operating loss carryforward are subject to annual limitations under Section 382. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

Management of the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets consist of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006

Gross deferred tax assets
Net operating loss carryforwards	$18,736	$34,676
Research and development credit carryforwards	976	1,748
Capitalized R&D expenses	8,071	10,660
Accrued expenses and deferred compensation	1,146	1,849
Other, net	431	0

Total gross deferred tax assets	29,360	48,933
Less: gross deferred tax liabilities
Depreciation	(414)	(2,679)
Basis difference in EverQ investment	0	(3,224)
Other, net	0	(236)
Deferred tax valuation allowance	(28,946)	(42,794)

Net deferred tax asset	$—	$—

The Company has not provided for U.S. income taxes on the unremitted earnings of its foreign subsidiaries as these earnings are considered to be indefinitely reinvested.

6.	CAPITAL STOCK

The Company has two classes of capital stock: common and preferred. As of December 31, 2006, the Company had 100,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. In November 2006, the Company’s Board of Directors approved a resolution increasing the number of authorized shares of common stock from 100,000,000 to 150,000,000. The Company’s stockholder meeting was subsequently held on January 5, 2007. At this meeting, the stockholders approved a resolution increasing the number of authorized shares of common stock from 100,000,000 to 150,000,000.

In February 2005, the Company completed a $62.3 million common stock offering, net of offering costs of approximately $4.4 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of its Marlboro, Massachusetts manufacturing and development facilities and the expenditures necessary for the build-out and initial operation of EverQ. A portion of the proceeds from the financing was also used to increase research and development spending on next generation technologies and to explore further expansion opportunities. The Company issued 13,346,000 shares of its common stock in the offering. The shares of common stock were sold at a per share price of $5.00 (before underwriting discounts), which represented a 6% discount to the $5.30 closing price of shares of its common stock as reported on the Nasdaq National Market as of the close of business on February 3, 2005.

In June 2004, in order to satisfy the Company’s capital requirements and to fund the continuing capacity expansion of its Marlboro, Massachusetts manufacturing facilities, the Company consummated a $18.8 million private placement financing transaction, net of offering costs of approximately $1.2 million, whereby the Company issued 7,662,835 shares of its common stock, and warrants to purchase up to 2,298,851 shares of its common stock, to certain institutional investors pursuant to a stock and warrant purchase agreement dated June 16, 2004, and a warrant agreement dated June 21, 2004 (“Common Stock Private Placement”). The shares of common stock were sold at a per share price of $2.61, which represented a 10% discount to the $2.90 closing price of shares of the Company’s common stock on the Nasdaq National Market as of the close of business on June 15, 2004. The warrants entitle the holders to shares of the Company’s common stock at an

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price of $3.34. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009.

At December 31, 2006, 10,650,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and approximately 752,000 shares were reserved for issuance upon conversion of outstanding warrants issued in the Series A Private Placement and the Common Stock Private Placement.

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

As an inducement to convert their shares into common stock in connection with the Common Stock Private Placement consummated on June 21, 2004, the remaining Series A preferred stockholders received the dividend earned for the period between April 1, 2004 and June 21, 2004 in cash, which totaled approximately $500,000. In addition, the Series A preferred stockholders received a cash conversion premium of 7% of the accreted value of the Series A Preferred Stock as of March 31, 2004, which totaled $1.7 million. Therefore, the total dividend charge recorded by the Company for the year ended December 31, 2004 was approximately $2.9 million.

7.	STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 — revised 2004, “Share-Based Payment” and related interpretations (“SFAS 123R”). The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations under SFAS 123R (in thousands):

Year Ended
December 31,
2006

Product revenue cost	$420
Research and development expenses	1,593
Selling, general and administrative expenses	3,049

Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for its stock-based employee compensation plans under APB Opinion No. 25. Accordingly, no compensation cost was recorded related to stock options as all options granted had an exercise price at least equal to the fair market value of the underlying common stock on the date of the grant.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” through disclosure only. The following table illustrates the effects on net loss and net loss per share for the periods ended December 31, 2004 and 2005, as if the Company had applied the fair value recognition provisions of SFAS 123R to share-based employee awards:

	2004		2005
	Net Loss	Net Loss	Net Loss	Net Loss
	Attributable	Per	Attributable	Per
	to Common	Common	to Common	Common
	Stockholders	Share	Stockholders	Share

Net loss attributable to common stockholders, as reported	$(22,267)	$(0.67)	$(17,316)	$(0.29)
Add: Stock-based employee compensation expense included in reported results	89	—	7	—
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards	(2,556)	(0.08)	(3,625)	(0.06)

Pro forma net loss attributable to common stockholders	$(24,734)	$(0.75)	$(20,934)	$(0.35)

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity under the Plan is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)

Outstanding at January 1, 2004	5,264	$2.42
Granted	823	2.83
Exercised	(17)	1.19
Forfeited	(320)	3.72

Outstanding at December 31, 2004	5,750	$2.41
Granted	1,312	6.16
Exercised	(750)	2.30
Forfeited	(262)	4.11

Outstanding at December 31, 2005	6,050	$3.15

Granted	643	14.42
Exercised	(988)	2.51
Forfeited	(396)	12.05

Outstanding at December 31, 2006	5,309	$4.20

Summarized information about stock options outstanding at December 31, 2006 is as follows:

		Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
	(in thousands)			(in thousands)

$ 0.65 $ 1.60	315	5.33	$1.35	235	$1.29
1.61 1.61	1,638	6.94	1.61	1,138	1.61
1.68 1.95	7	6.59	1.75	8	1.75
2.00 2.00	1,020	6.88	2.00	731	2.00
2.08 2.99	555	5.98	2.48	353	2.43
3.00 6.50	555	7.34	4.82	237	4.71
6.51 8.45	541	8.05	7.35	187	7.28
8.63 14.00	327	7.07	11.64	242	11.89
15.09 15.09	335	9.15	15.09	—	—
19.00 19.00	16	3.84	19.00	16	19.00

	5,309	7.02	$4.20	3,147	$3.22

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted for the fiscal

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2004, 2005 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2004	2005	2006

Expected options term (years)	7	7	6.25
Risk-free interest rate	4.0%	4.0%	4.9%-5.1%
Expected dividend yield	None	None	None
Volatility	90%	90%	130%

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

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2006 was $14.42. The aggregate intrinsic value of outstanding options as of December 31, 2006 was $22.0 million, of which $7.0 million were vested. The aggregate intrinsic value of outstanding options as of January 1, 2006 was $48.8 million, of which $23.9 million were vested. The intrinsic value of options exercised during the year ended December 31, 2006 was approximately $10.2 million. As of December 31, 2006, there was $10.6 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. Total cash received from the exercise of stock options were $22,000, $1.7 million and $2.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Restricted stock activity is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)

Outstanding at January 1, 2005	$—	$—
Granted	100	10.42

Outstanding at December 31, 2005	100	$10.42

Granted	1,116	14.45
Vested	(32)	8.75
Forfeited	(55)	14.45

Outstanding at December 31, 2006	1,129	$14.25

For the year ended December 31, 2006, the Company also awarded 316,213 restricted shares of the Company’s common stock with a fair value of $4.2 million as part of its stock compensation plan. Additionally, on February 27, 2006, the Board of Directors of the Company authorized a grant of up to an

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate of 800,000 shares of the Company’s common stock as performance-based restricted share awards (the “Restricted Share Awards”) to the Company’s executive officers, which immediately vest upon the achievement of $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, and certain other annual pro rata gross margin and net income financial performance targets, achieved in one fiscal year. The Restricted Share Awards will expire after five years if they have not vested. The Company currently assumes that none of the Restricted Share Awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company will evaluate the likelihood of reaching the performance requirements periodically. The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of December 31, 2006 was $8.5 million. During the year ended December 31, 2006, approximately 32,000 shares of restricted stock vested with an aggregate vest-date fair value of approximately $280,000.

Additionally, there was $4.0 million of total unrecognized compensation cost related to unvested restricted stock awards (excluding performance-based awards that have been assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 3.2 years.

8.	EMPLOYEE STOCK PURCHASE PLAN

In September 2000, the Company’s Board of Directors adopted an Employee Stock Purchase Plan (“the ESPP”). Under the ESPP, eligible employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the market value of such stock. The Company’s 2005 Annual Meeting of Stockholders was held on July 15, 2005. At this meeting, the stockholders approved a resolution which amended the ESPP to include the following material changes: (i) an increase to 500,000 in the number of shares of the Company’s common stock that may be issued under the 2000 ESPP, (ii) the elimination of the 25-share purchase limitation for each participant for a Purchase Period and the addition of a provision that instead would allow the Compensation Committee to establish a limit for each Purchase Period in its discretion and (iii) addition of a provision to give the Compensation Committee discretion to prospectively increase the discount to purchase shares under the 2000 ESPP.

During the year ended December 31, 2006, employees paid the Company approximately $341,000 to purchase approximately 45,000 shares of common stock and the Company recognized approximately $128,000 of compensation expense related to this ESPP activity. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes valuation model. As of December 31, 2006, there were approximately 53,000 shares issued under the ESPP.

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

In connection with the Company’s Common Stock Private Placement consummated on June 21, 2004, the Company issued warrants to purchase up to 2,298,851 shares of its common stock to the investors participating in the financing as well as a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant are identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The warrants entitle the holders to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time on or after December 22, 2004 and prior to June 22, 2009. On various dates during the period ended December 31, 2006, holders of warrants associated with the Company’s Common Stock Private Placement exercised their

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants to purchase approximately 1.6 million shares of the Company’s common stock resulting in proceeds to the Company of approximately $5.3 million.

10.	EMPLOYEES’ SAVINGS PLAN

The Company established a 401(k) plan in 1996 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. The Company’s 401(k) plan provides a matching contribution of 100% of participating employee contributions, up to a maximum of $750 per year. The Company made matching contributions of $110,000, $93,000 and $87,000 to participating employees during the fiscal years ending December 31, 2006, 2005, and 2004, respectively.

11.	COMMITMENTS

LEASES

On March 13, 2000, the Company entered into a ten-year lease commencing July 1, 2000, for office and manufacturing space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $464,000 in the first year to $534,000 during the last year of the lease. The Company recognizes rent expense using a straight-line convention. Rent is payable on the first day of each month and is collateralized by a $414,000 standby letter of credit. In connection with this arrangement, the Company invested in a certificate of deposit pledged to a commercial bank. This certificate of deposit was classified as “restricted cash” on the December 31, 2005 and 2006 balance sheet.

On January 24, 2004, the Company entered into a six and one-half year lease for additional office and warehouse space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent of approximately $149,000. The lease was amended in December 2004 to assume more office space beginning in 2005 in consideration for a small increase in office rent.

In January 2006, the Company entered into a seven year lease for additional space dedicated mainly to research and development in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $94,000 in the first year to $171,000 during the last year of the lease. The Company recognizes rent expense using a straight-line convention. In connection with leasing this additional space, the landlord agreed to provide the Company with an incentive towards build-out costs of approximately $400,000, which the Company has included as a deferred credit to be amortized over the remaining term of the lease.

In July 2006, the Company entered into a six and a half year lease for expansion of additional space dedicated mainly to research and development in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $138,000 in the first year to $172,000 during the last year of the lease. The Company recognizes rent expense using a straight-line convention.

The following is a schedule, by year, of future minimum rental payments required under all leases that have remaining non-cancelable lease terms in excess of one year as of December 31, 2006 (in thousands):

2007	$991
2008	1,035
2009	1,059
2010	763
2011	334
Thereafter	357

Total	$4,539

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Occupancy expense, which includes rent, property taxes, and other operating expenses associated with all of our Marlboro locations, was $874,000, $969,000 and $1.3 million for the years ended December 31, 2004, 2005, and 2006, respectively.

OTHER COMMITMENTS

As of December 31, 2006, the Company had outstanding commitments for capital expenditures of approximately $6.3 million, primarily for equipment purchases needed for its Marlboro facility, including the build-out of its research and development facility. Additionally, the Company had $4.1 million in raw material purchases commitments as of December 31, 2006.

12.	SEGMENT INFORMATION

The Company has two reportable operating segments for the year ended December 31, 2006: Evergreen Solar, Inc. and EverQ GmbH. The Company operated as one segment for the years ended December 31, 2004 and 2005. The chief operating decision maker evaluates performance based on a number of factors, the primary measure being product revenue, gross profit, operating profit, and net income. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker. The purpose of EverQ is to operate facilities to manufacture solar products based on the Company’s proprietary String Ribbon technology using fabrication processes that combine the Company’s, Q-Cells’ and REC’s manufacturing technologies. Evergreen Solar develops, manufactures and markets solar power products enabled by its proprietary String Ribbon technology.

The accounting principles applied at the operating segment level are the same as those applied at the consolidated financial statement level. All inter-segment sales and transfers are accounted for at market-based prices and are eliminated for consolidation.

Segment Revenue and Gross Profit

Reportable segment information for the years ended December 31, 2004, 2005 and 2006, were as follows (in thousands):

	Evergreen	EverQ
	Solar, Inc.	GmbH	Eliminations	Total

Revenue	$101,303	54,535	(52,692)	$103,146
Gross profit	2,681	9,261	—	11,942
Operating loss	(29,443)	(422)	—	(29,865)
Net loss	(25,160)	(2,358)	849	(26,669)
Other supplemental information
Interest Income	5,659	291	(1,337)	4,613
Interest expense	4,032	3,389	(1,337)	6,084
Depreciation expense	5,136	4,175	—	9,311
Amortization of deferred grant credits	—	2,004	—	2,004

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Concentration of Revenue Information

Revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographic and concentration of total revenue:

	2004	2005	2006

% of revenue
By geography:
United States	25%	28%	37%
Germany	69%	63%	48%
Spain	—	—	13%
All other	6%	9%	2%

	100%	100%	100%

By customer:
Krannich Solartechnik	44%	20%	3%
Donauer Solartechnik	19%	19%	13%
PowerLight Corporation	0%	0%	10%
All other	37%	61%	74%

	100%	100%	100%

13.	INVESTMENT IN EVERQ

The Company accounts for its investment in EverQ under the equity method of accounting in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” The following presents the summarized financial information of EverQ (in thousands):

	For the Year Ended December 31,
	2004	2005	2006

Revenue	$—	$—	$59,295
Cost of goods sold	—	—	51,160
Other expenses	—	4,458	9,006
Net loss	—	(4,458)	(871)

	As of December 31,
	2005	2006

Current assets	$19,669	$125,232
Non-current assets	51,294	144,279
Current liabilities	16,397	100,471
Non — current liabilities	23,390	80,763

14.	LONG TERM DEBT

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company incurred financing costs of approximately $3.1 million which are being amortized ratably over the seven year term of the notes. For the year-to-date period ended December 31, 2006, the Company recorded $3.9 million in interest expense associated with the Notes, and approximately $2.0 million for the year ended December 31, 2005.

Conversion Option

The Notes are convertible at any time into shares of the Company’s common stock at an initial conversion rate of 135.3180 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $7.39 per share. This conversion rate can be adjusted upon certain events with a “make whole” premium feature.

Put Option

Upon the occurrence of a designated event (defined as a change in control or termination in trading), the holders of the debt will have the ability to require the Company to repurchase the Notes. If the designated event is for termination of trading, the Company will repurchase the debt at an amount equal to the convertible debt instrument’s accreted value plus any accrued but unpaid interest; however, if the designated event is for the change in control at its option, the Company may pay the repurchase price in cash (at accreted value plus accrued but unpaid interest) or shares of their common stock valued at a discount of 5% from the market price.

Call Options

The Company has the option to repurchase the Notes, at any time in whole or in part, on or after July 6, 2008 through July 1, 2010 at a price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date if the common stock price exceeds 130% of the then current conversion price for at least 20 days in a 30 day trading period.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EverQ Debt Guarantee

EverQ entered into a credit agreement (the “Credit Agreement”) dated November 9, 2005, between EverQ, Q-Cells AG, Evergreen and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euro comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euro, (ii) a short-term loan facility amounting to 12.0 million Euro and (iii) a short-term revolving credit facility amounting to 2.5 million Euro. The Facility A interest rate is the Euro Interbank Offered Rate (“EURIBOR”) plus between 1.75% and 2.75% depending on whether EverQ meets certain financial targets specified in the Credit Agreement. The Facility B interest rate is EURIBOR plus 2.75% and the Facility C interest rate is 7.5%. In the event of a default by EverQ, Evergreen has agreed to relinquish certain rights to certain assets of EverQ which collateralize EverQ’s repayment obligations under the Credit Facility. In addition, pursuant to the Credit Agreement, Evergreen has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As of December 31, 2006, the total amount of debt outstanding relating to the Credit Agreement was 7.0 million Euro (approximately $9.2 million at December 31, 2006 exchange rates).

Evergreen Solar Loans to EverQ

In November 2005, the Company entered into a Shareholder Loan Agreement to provide EverQ with a loan totaling 8.0 million Euro. Under the terms of the Shareholder Loan Agreement, the loan bears a fixed interest rate of 5.4%, has a term of four years and is subordinated to all other outstanding debt of EverQ. The loan must be repaid in full if the Company’s ownership interest in EverQ falls below 50% or if the Master Joint Venture Agreement of EverQ is terminated. Additionally, during 2006 the Company provided EverQ with additional loans to help fund the initial financing requirement of the first two factories of which one has been completed and one is currently under construction, as of December 31, 2006. The table below summarizes the principal and terms of all outstanding loans provided by the Company:

		Principal	Interest
Date of Loan	Principal	(USD)	Rate	Date Due

November 23, 2005	€4,000,000	$5,278,800	5.40%	June 30, 2010
February 2, 2006	€4,000,000	$5,278,800	5.40%	June 30, 2010
April 18, 2006	€850,000	$1,121,745	5.86%	January 31, 2007
April 27, 2006	$4,343,500	$4,343,500	8.02%	January 31, 2007
June 8, 2006	€3,825,000	$5,047,853	5.72%	January 31, 2007
June 30, 2006	€1,700,000	$2,243,490	5.81%	January 31, 2007
August 28, 2006	$9,800,000	$9,800,000	8.00%	January 31, 2007
November 21, 2006	$6,350,000	$6,350,000	5.75%	January 31, 2007

		$39,464,188

15.	RELATED PARTY TRANSACTIONS

Beginning in 2006, in the normal course of business, the Company and EverQ purchase silicon from REC or its affiliates under existing supply agreements. For the year ended December 31, 2006, the Company and EverQ purchased approximately $8.0 million REC, respectively. As of December 31, 2006, the Company had $474,000 outstanding due to REC. For the period January 1, 2006 through December 20, 2006, the Company sold approximately $57.3 million of product manufactured by EverQ and charged EverQ approximately $2.0 million in support fees. As of December 31, 2006, approximately $15.3 million of accounts receivable were included in the Company’s balance sheet relating to the EverQ product sales and support fees. Additionally, the Company owes EverQ approximately $12.9 million associated with the sale of EverQ product prior to December 20, 2006.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUBSEQUENT EVENTS

In January 2007, the Company, REC and Q-Cells entered into a new shareholder loan agreement with EverQ. Under the terms of the shareholder loan agreement, EverQ repaid all outstanding shareholder loans, plus accrued interest, in exchange for a new shareholder loan of 30 million Euros from each shareholder. The new shareholder loan bears an interest rate of 5.43% for a term of 3 years.

On February 12, 2007, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of Evergreen Solar, Inc. (the “Company”) authorized the grant of the following long-term equity incentive awards for the Company’s chief executive officer, chief financial officer and other named executive officers.

The Committee authorized:

	Time-Based		Performance-Based
Name	Restricted Stock(1)		Restricted Stock(2)

Richard M. Feldt	50,000		300,000
Michael El-Hillow	200,000	(3)	100,000
Dr. Brown F. Williams	25,000		100,000
Richard G. Chleboski	20,000		100,000
Dr. Terry Bailey	20,000		100,000
Gary T. Pollard	20,000		100,000

(1)	The time based restricted stock is subject to a four year vesting schedule.

(2)	The vesting of the performance-based restricted stock will only occur upon the achievement of all of the following accomplishments within a calendar year: (a) $400 million in revenue, (b) certain specified gross margin objectives and (c) certain specified net income objectives. All performance based restricted stock awards will expire after five years if they have not vested.

(3)	These shares were granted pursuant to the terms of Mr. El-Hillow’s offer letter with the Company.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	UNAUDITED QUARTERLY RESULTS

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

QUARTERLY STATEMENT OF OPERATIONS

	Apr 2,	Jul 2,	Oct 1,	Dec 31,	Apr 1,	Jul 1,	Sept 30,	Dec 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(In thousands, except per share data)
	Unaudited

Revenues:
Product revenues	$10,287	$10,679	$11,092	$11,569	$11,566	$22,048	$36,231	$32,407
Research revenues	235	—	94	76	325	354	215	—

Total revenues	10,522	10,679	11,186	11,645	11,891	22,402	36,446	32,407
Cost of revenue:
Product revenue costs	9,936	10,018	9,934	10,066	13,016	21,121	30,525	25,656
Research revenue costs	235	—	94	76	325	354	215	—

Total cost of revenue	10,171	10,018	10,028	10,142	13,341	21,475	30,740	25,656

Gross profit	351	661	1,158	1,503	(1,450)	927	5,706	6,751
Operating expenses:
Research and development	2,090	2,647	2,971	3,348	4,193	3,958	4,661	6,252
Selling, general and administrative	1,960	2,992	3,115	4,207	4,399	6,396	5,122	5,298
Loss on disposal of fixed assets	—	—	—	—	—	—	—	1,526

Total operating expenses	4,050	5,639	6,086	7,555	8,592	10,354	9,783	13,076
Operating loss	(3,699)	(4,978)	(4,928)	(6,052)	(10,042)	(9,427)	(4,077)	(6,325)
Other income (loss), net
Foreign exchange gains (losses), net	280	(194)	48	(129)	540	1,419	148	1,215
Gain on sale of EverQ interest in REC	—	—	—	527	—	—	—	—
Interest income (expense), net	158	397	7	52	(122)	(386)	(846)	(117)

Loss from operations before minority interest	(3,261)	(4,775)	(4,873)	(5,602)	(9,624)	(8,394)	(4,775)	(5,227)
Minority interest in EverQ	41	282	310	562	1,484	929	(828)	(734)
Equity income from interest in EverQ	—	—	—	—	—	—	—	495

Net loss	(3,220)	(4,493)	(4,563)	(5,040)	(8,140)	(7,465)	(5,603)	(5,466)

Net loss per share (basic and diluted)	$(0.06)	$(0.07)	$(0.07)	$(0.08)	$(0.13)	$(0.11)	$(0.08)	$(0.08)
Weighted average shares used in computing net loss per share (basic and diluted)	54,914	60,973	61,178	61,510	63,771	65,789	66,127	66,880

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activity in the Company’s valuation and qualifying accounts (in thousands):

	Balance at
	Beginning	Charged to		Balance at
Description	of Period	Operations	Deductions	End of Period

Year ended December 31, 2004
Reserves and allowances deducted from assets accounts:
Valuation allowance for deferred tax assets	22,908	8,225	(8,596)	22,537
Allowance for doubtful accounts & sales discounts	227	28	(171)	84
Year ended December 31, 2005
Reserves and allowances deducted from assets accounts:
Valuation allowance for deferred tax assets	22,537	7,550	(1,141)	28,946
Allowance for doubtful accounts & sales discounts	84	(19)	—	65
Year ended December 31, 2006
Reserves and allowances deducted from assets accounts:
Valuation allowance for deferred tax assets	28,946	10,227	(3,621)	42,794
Allowance for doubtful accounts & sales discounts	65	85	—	150

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schedule 1 — Condensed Financial Information of the Registrant
Condensed Balance sheets

	December 31,	December 31,
	2005	2006

ASSETS
Total current assets	$126,999	$81,994
Restricted cash	414	414
Investment in and advances to EverQ	24,617	70,460
Loans to EverQ	4,765	—
Deferred financing costs	2,877	2,434
Deposits on fixed assets	599	1,433
Fixed assets, net	28,923	50,516

Total assets	189,194	207,251

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Total current liabilities	7,079	24,404
Subordinated convertible notes	90,000	90,000
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized 61,965,231 and 68,066,204 issued and outstanding at December 31, 2005 and December 31, 2006, respectively	620	681
Additional paid-in capital	182,345	211,053
Deferred compensation	(1,036)	—
Accumulated deficit	(89,745)	(119,678)
Accumulated other comprehensive loss	(69)	791

Total stockholders’ equity	92,115	92,847

Total liabilities, convertible preferred stock and stockholders’ equity	$189,194	207,251

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schedule 1 — Condensed Financial Information of the Registrant
Condensed Statements of Operations

	For the Years Ended December 31,
	2004	2005	2006

Revenues:
Product revenues	$22,240	$43,627	$44,866
Research revenues	1,296	405	894

Total revenues	23,536	44,032	45,760

Cost of revenue:
Product revenue costs	29,717	39,954	42,184
Research revenue costs	1,296	405	894

Total cost of revenue	31,013	40,359	43,078

Gross profit (loss)	(7,477)	3,673	2,682
Operating expenses:
Research and development	3,635	9,348	17,109
Selling, general and administrative	7,797	9,678	16,339
Loss on disposal of fixed assets	—	—	1,526

Total operating expenses	11,432	19,026	34,974

Operating loss	(18,909)	(15,353)	(32,292)
Other income (loss), net	(454)	1,298	3,787
Equity income from interest in EverQ	—	—	495
Accretion, dividends and conversion premiums on Series A convertible preferred stock	(2,904)	—	—

Net loss attributable to common stockholders	$(22,267)	$(14,055)	$(28,010)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.67)	$(0.24)	$(0.43)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	33,204	59,631	65,662

Schedule 1 — Condensed Financial Information of the Registrant
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2004	2005	2006

Net cash used in operating activities	$(15,264)	$(11,477)	$(17,431)
Net cash used in investing activities	(2,051)	(118,126)	(21,936)
Net cash flow provided by financing activities	18,074	154,142	16,277

Net increase (decrease) in cash and cash equivalents	759	24,539	$(23,090)
Cash and cash equivalents at beginning of year	4,620	5,379	29,918

Cash and cash equivalents at end of year	$5,379	$29,918	$6,828

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 27th day of February, 2007, thereunto duly authorized.

EVERGREEN SOLAR, INC.

By:	/s/ Richard M. Feldt
Richard M. Feldt
Chief Executive Officer,
President and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THERE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Feldt and Michael El-Hillow, and each of them his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard M. Feldt Richard M. Feldt	Chief Executive Officer, President and Chairman of the Board(Principal Executive Officer)	February 27, 2007

/s/ Michael El-Hillow Michael El-Hillow	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2007

/s/ Allan H. Cohen Allan H. Cohen	Director	February 27, 2007

/s/ Edward C. Grady Edward C. Grady	Director	February 27, 2007

/s/ Dr. Gerald L. Wilson Dr. Gerald L. Wilson	Director	February 27, 2007

/s/ Dr. Peter W. Cowden Dr. Peter W. Cowden	Director	February 27, 2007

II-1