Form 10-K/A
period 2006-12-31
EVERGREEN SOLAR INC
filed 2007-04-30
CIK 947397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-31687

EVERGREEN SOLAR INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3242254
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

138 Bartlett Street
Marlboro, Massachusetts	01752
(Address of principal executive offices)	(Zip Code))
Registrant’s telephone number, including area code: (508) 357-2221
Securities registered pursuant to Section 12(g) of the Act:
None
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $0.01 Per Share

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of July 1, 2006 was approximately $857 million.
     As of April 27, 2007, there were 72,645,010 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURE
Ex-23.2 Consent of Leipzig, Germany PricewaterhousCoopers AG
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.
EX-99.1 EverQ GmbH balance sheet for the period ended December 31, 2006
EX-99.2 EverQ GmbH income statement for the period December 20 to December 31, 2006
EX-99.3 EverQ GmbH cash flow for the period December 20 to December 31, 2006
EX-99.4 EverQ GmbH notes to the financial statements for the period December 20 to December 31, 2006
EX-99.5 Opinion Letter, Leipzig, Germany PricewaterhouseCoopers AG

Explanatory Note
This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to Evergreen Solar’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on February 27, 2007. This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of (i) including the information required by Part III of Form 10-K that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A and (ii) to file as Exhibit 99.5 the opinion of PricewaterhouseCoopers AG, Leipzig, Germany in regards to the EverQ GmbH balance sheet (exhibit 99.1) as of December 31, 2006 and the income statement (exhibit 99.2), cash flow (exhibit 99.3) and the notes to the financial statements (exhibit 99.4), all for the period December 20 to December 31, 2006. The Company will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2006 and is therefore amending and restating Items 10-14 of Part III contained herein in their entirety. The opinion of Pricewaterhouse Coopers AG was inadvertently omitted from the original filing of the Annual Report on Form 10-K and is therefore being filed as Exhibit 99.5 hereto. In conjunction with the filing of the opinion of PricewaterhouseCoopers AG, we are also updating the exhibit list and exhibit index in respect thereof. Except as described above, this Amendment is not intended to update any other information presented in the Annual Report as originally filed.
As required, currently-dated certifications from the Company’s Principal Executive and Principal Financial Officers have been included as exhibits to this Amendment.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS.
Directors and Executive Officers
Set forth below is certain information regarding the Company’s directors and executive officers. Unless otherwise indicated, the age of each director and executive officer listed below is given as of April 20, 2007. The Company’s shareholders elect members of the Board of Directors to serve until their respective successors are elected and qualified or until earlier resignation or removal.

Name	Age	Position
Richard M. Feldt	55	Chief Executive Officer, President and Chairman of the Board of Directors
Michael El-Hillow	55	Chief Financial Officer and Secretary
Richard G. Chleboski	41	Vice President, Worldwide Expansion
Dr. Brown F. Williams	66	Vice President, Research and Development
Gary T. Pollard	47	Vice President, Human Resources
Dr. J. Terry Bailey	52	Senior Vice President, Marketing and Sales

Tom L. Cadwell	61	Director
Allan H. Cohen (1)(2)	57	Director
Dr. Peter W. Cowden (2)(3)	56	Director
Edward C. Grady (1)(3)	59	Lead Director
Dr. Gerald L. Wilson (1)(2)(3)	67	Director

(1)	Member of the Audit Committee.

(2)	Member of the Nominating and Corporate Governance Committee.

(3)	Member of the Compensation Committee.
Class I Directors (Term Expiring in 2007):
Richard M. Feldt has served as President and Chief Executive Officer and a director since December 2003 and Chairman of the Board since January 2007. Previously, he was employed by Perseid, a developer of optical phased array technology created by Raytheon, where he served as Chief Executive Officer in 2002. From 2000 to 2001, Mr. Feldt served as Chief Operating Officer of SupplierMarket.com, a B2B internet supply chain management company that was sold to Ariba. From 1995 to 2000, Mr. Feldt was Senior Vice President and General Manager of Worldwide Operations at Symbol Technologies, a data transaction systems company. In addition, Mr. Feldt has held senior positions at A.T. Cross Company, Eastman Kodak Company and Spectra-Physics, Inc. He received a BS in Industrial Engineering from Northeastern University.
Edward C. Grady has served as a director since September 2005. Mr. Grady has been President and Chief Executive Officer of Brooks Automation, Inc. (“Brooks”) since October 2004 and a director of Brooks since September 2003. From February 2003 until October 2004, Mr. Grady was President and Chief Operating Officer of Brooks. From October 2001 until February 2003, Mr. Grady served as a consultant to Brooks. From September 2000 until January 2003, Mr. Grady was a principal at Propel Partners LLC, an investment firm headquartered in Palo Alto, California. From December 1994 through February 2003, Mr. Grady served in a variety of positions for KLA-Tencor Corp., including Executive Senior Business Advisor from September 2001 until February 2003 and Executive Group Vice President from March 1998 until September 2001

Prior to joining KLA-Tencor Mr. Grady was the President and CEO of Hoya Micro Mask. Mr. Grady also currently serves on the board of directors of New Wave Research, Inc. and Integrated Materials. Mr. Grady received his MBA from the University of Houston in 1980 and a BS in Engineering from Southern Illinois University in 1972.
Class II Directors (Term Expiring in 2008):
Allan H. Cohen has served as a director since September 2005. Mr. Cohen has been a senior member of Arthur Andersen LLP’s (“Andersen”) restructuring team since May 2002 and is one of a small number of individuals responsible for the winding down of Andersen’s professional services activities. Mr. Cohen was a partner with Andersen from 1984 through August 2002, serving in a variety of management roles. From 1996 to 2002, he served as the Tax Practice Director for Andersen’s northeast region (consisting of New York, New Jersey and New England) practice. From 1997 to 2002, Mr. Cohen served on both U.S. and global leadership teams with additional responsibility for knowledge and technology needs for Andersen Worldwide’s tax and legal practices. Since July 2005, Mr. Cohen has served on the board of directors of Plexus Financial Technologies, LLP, an early stage financial services software company. He is also the President of Temple Shalom of Newton, an 850 member Reform Jewish Congregation in the suburban Boston area. Mr. Cohen received his MBA from Rutgers Graduate School of Management in 1973 and his BA in Economics, with honors, from Rutgers College in 1972. Mr. Cohen is a Certified Public Accountant.
Dr. Gerald L. Wilson has served as a director since July 2005. Dr. Wilson is the Vannevar Bush Professor of Engineering at the Massachusetts Institute of Technology (MIT) and the former Dean of the School of Engineering at MIT. Dr. Wilson has served on MIT’s faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. Dr. Wilson also served as the Chairman of the Science Advisory Board of General Motors Corporation and as the Chairman of the Science Advisory Board of Pratt and Whitney, a division of United Technologies Corporation. He is a director of NSTAR and Analogic Corporation. Dr. Wilson received his BS and MS in Electrical Engineering and his Sc.D. in Mechanical Engineering from MIT.
Class III Directors (Term Expiring in 2009):
Tom L. Cadwell has served as a director since April 2007. Mr. Cadwell has served as the Executive Vice Chairman of the Board of Directors of Integrated Materials, Inc., a manufacturer of pure polysilicon products vital to semiconductor diffusion processes, since December 2006. From December 2002 until November 2006, Mr. Cadwell served as the President and CEO of Integrated Materials, Inc. From 2000 until February 2002, Mr. Cadwell served as the President and CEO of Tecstar, Inc., a leader in MOCVD processes for solar cells for satellite power systems as well as LEDs for leading edge applications. Prior to joining Tecstar, Mr. Cadwell held executive level positions in the semiconductor equipment and silicon wafer industries. Mr. Cadwell holds an MBA from Saint Louis University and a bachelors degree in civil engineering from the University of Missouri at Rolla.
Dr. Peter W. Cowden has served as a director since October 2006. Dr. Cowden is the Founder and President of EDI (Executive Destinations, Inc.) an executive level coaching and organizational consulting firm. He started the company in February 1998. Dr. Cowden’s corporate career includes five years as a corporate human resource executive with Eastman Kodak Company. Dr. Cowden has also held senior human resource positions with Agfa/Compugraphics and Stone & Webster Engineering Corporation. Dr. Cowden received his doctorate from Harvard University in 1977, a masters degree from Yale University in 1976 and a bachelors degree from Claremont Mens College in 1972.

Non-Director Executive Officers:
Dr. J. Terry Bailey has served as Senior Vice President, Marketing and Sales since August 2004. Prior to this position, Dr. Bailey was a consultant for GE Power Systems from April 2004 to August 2004. From February 2003 to April 2004, Dr. Bailey served as Vice President of Marketing and Sales for AstroPower, Inc., a leading solar technology supplier which was acquired by General Electric in August 2004. Prior to that, Dr. Bailey served as the President and Chief Executive Officer of Salus Micro Technologies from February 1999 to November 2002. Dr. Bailey earlier served as Executive Vice President, Chief Operating Officer of NEC Technologies, Inc., a wholly owned subsidiary of NEC. Dr. Bailey earlier served as Senior Vice President, Marketing and Sales at NEC Technologies. Prior to NEC, Dr. Bailey was an executive at Apple, where he served in various positions, including Senior Vice President and General Manager for Apple’s Imaging Division. Dr. Bailey received a Ph.D. in Analytical Chemistry from Florida State University, specializing in nuclear magnetic resonance research and computer system graphics integration, and he received a BS in Chemistry from the University of Alabama.
Richard G. Chleboski has served as Vice President of Worldwide Expansion since February 2006, Treasurer from August 1994 to February 2006 and Secretary from May 2000 to February 2006. Mr. Chleboski served as Chief Financial Officer from August 1994 until February 2006. From June 1995 until May 2003, Mr. Chleboski served as a director. From July 1987 until February 1994, Mr. Chleboski worked at Mobil Solar Energy Corporation, the solar power subsidiary of Mobil Corporation, where he was the Strategic Planner from March 1991 until February 1994 and a Process Engineer from 1987 until 1991. Mr. Chleboski received an MBA from Boston College and a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.
Michael El-Hillow served as Chairman of the Board of Directors from September 2005 to December 2006, and served as a director from August of 2004 until December 2006. Effective January 2007, Mr. El-Hillow was appointed Chief Financial Officer and Secretary of the Company, and resigned from the Board. Mr. El-Hillow was Chief Financial Officer of MTM Technologies, Inc. from January 2006 to September 2006. Mr. El-Hillow was Executive Vice President and Chief Financial Officer of Advanced Energy from October 2001 to December 2005. Prior to joining Advanced Energy, he was Senior Vice President and Chief Financial Officer of Helix Technology Corporation, a major supplier of high-vacuum products principally to the semiconductor capital equipment industry, from 1997 until 2001. Prior to Helix, he was Vice President Finance, Treasurer and Chief Financial Officer at A.T. Cross Company and an audit partner at Ernst & Young. Mr. El-Hillow received an MBA from Babson College and a BS in Accounting from the University of Massachusetts and he is a certified public accountant.
Gary T. Pollard has served as Vice President, Human Resources since June 2004. Prior to joining the Company, Mr. Pollard worked as an independent consultant for regional and international companies in the high technology, healthcare, pharmaceuticals and food services sectors developing hiring, recruitment and HR programs, and designing benefit plans. From 1996 to 2002, he served as Vice President of Human Resources for The Mentor Network, a Boston-based company which had 6,000 employees spread across 150 locations in 22 states at the time he left the company. He was also Vice President of Human Resources for Advantage Health Corporation, and Director of Human Resources for Critical Care America. He has also held positions at Signal Capital Corporation, Martin Marietta Aerospace and General Electric Information Services. Mr. Pollard received a BA in Economics from Saint Michael’s College. He is a member of the Society of Human Resource Management.

Dr. Brown F. Williams has served as Vice President, Research and Development since November 2004. Dr. Williams served as a director from 1999 and as Chairman of the Board of Directors from January 2004 until resigning from the Board of Directors in November 2004. From 1990 to 2003, Dr. Williams served as Chief Executive Officer and Chairman of the Board of Directors of Princeton Video Image, Inc., a company he founded in 1990. From 1988 to 1990, Dr. Williams was an independent consultant to venture capital firms. Dr. Williams has also held several research and managerial positions at RCA Laboratories from 1966 to 1998. He received a Ph.D., M.A. and A.B. and degrees in Physics from the University of California Riverside and was both a University of California Regents Fellow and a National Science Foundation Fellow.
Audit Committee
The Audit Committee of the Board of Directors, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, currently consists of Mr. Cohen, Mr. Grady and Dr. Wilson. Each of the members of the Audit Committee is independent within the meaning of the Company’s director independence standards and the applicable standards of The NASDAQ Stock Market LLC (“Nasdaq”) and the SEC for audit committee membership. The Board of Directors has determined that Mr. Cohen is an “audit committee financial expert” under the rules of the SEC.
The Audit Committee met four times during the fiscal year ended December 31, 2006 (“Fiscal 2006”). The Audit Committee oversees our accounting and financial functions and periodically meets with our management and independent registered public accounting firm to review internal control over financial reporting and quarterly and annual financial reports. The primary functions of the Audit Committee are to (i) oversee the appointment, compensation and retention of the Company’s independent registered public accounting firm and to oversee the work performed by such accountants; (ii) establish policies for finance and accounting related consulting and advisory work, including but not limited to, tax and internal audit related issues; (iii) assist the Board of Directors in fulfilling its responsibilities by reviewing: (a) the financial reports provided by the Company to the SEC, the Company’s stockholders or to the general public, and (b) the Company’s internal control over financial reporting; (iv) recommend, establish and monitor procedures designed to improve the quality and reliability of the disclosure of the Company’s financial condition and results of operations; and (v) establish procedures designed to facilitate (a) the receipt, retention and treatment of complaints relating to accounting, internal control over accounting or auditing matters and (b) the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters.
The Audit Committee operates under a written charter adopted by the Board of Directors setting out the functions the Audit Committee is to perform. A current copy of the Audit Committee Charter is available under the “Investors” section of our website at www.evergreensolar.com.
Director Nominations
No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all filings. Based solely on our review of the copies of such filings received by us with respect to the year ended December 31, 2006, or written representations by the Reporting Persons that no filings were required, we believe that all Reporting Persons complied with their Section 16(a) filing requirements during the year ended December 31, 2006, with the exception of one Form 4 filing by Gary Pollard that was filed 5 days late due to an administrative error.
Code of Business Conduct and Ethics
The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) for the Company’s Chief Executive Officer, Chief Financial Officer and all other members of management, all directors and all employees and agents of the Company. The Code of Ethics is intended to promote the highest standards of honest and ethical conduct throughout the Company, full, accurate and timely reporting, and compliance with law, among other things. A copy of the Code of Business Conduct and Ethics is available under the “Investors” section of our website at www.evergreensolar.com.
The Code of Business Conduct and Ethics prohibits any waiver from the principles of the Code of Ethics without the prior written consent of the Board of Directors of the Company. The Company intends to post on the Company’s website, www.evergreensolar.com, in accordance with the rules of the Securities and Exchange Commission any amendment of, and any waiver from, the Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, or any person performing similar functions.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview and Philosophy. The Company’s executive compensation policies are designed to:
•	provide compensation that attracts, motivates and retains experienced and well-qualified executives capable of leading the Company to meet its business objectives;

•	recognize and reward performance of the Company’s executive officers, both as individuals and as members of a cohesive management team, in meeting certain strategic objectives;

•	align the interests of the Company’s executive team with the corporate strategies and business objectives of the Company; and

•	align the interests of the Company’s executive team with that of stockholders through long-term equity-based incentives.
The Company’s executive officers receive a compensation package consisting of base salary, incentive cash bonuses, long-term equity incentive awards in the form of stock options and restricted stock awards, and participation in benefit plans generally available to all of the Company’s employees. The Company has chosen these elements of compensation to create a flexible package that reflects the long-term nature of the Company’s business and can reward both short and long-term performance of the Company and of each executive officer.
In setting executive officer compensation levels, the Compensation Committee of the Board of Directors is guided by the following considerations:
•	recommendations from the CEO based on individual executive performance and benchmarking data;

•	a portion of each executive officer’s compensation should be contingent upon the achievement of specific predetermined corporate objectives as well as upon each executive officer’s individual level of performance;

•	compensation levels should reflect the Company’s past performance and expectations of future performance;

•	compensation levels should be competitive with compensation generally being paid to executives in the Company’s industry to ensure the Company’s ability to attract and retain experienced and well-qualified executives; and

•	a significant portion of executive officer compensation should be paid in the form of equity-based incentives to closely link stockholder and executive interests.
The Compensation Committee also considered the Company’s financial performance in Fiscal 2006, certain milestones achieved by the Company, and individual executive officer duties. The Compensation Committee periodically compares all of the compensation components of the Company’s executive officers with data on individuals in similar positions at other organizations. In 2006, the Company also used a third party executive benchmarking company, AON, to help in determining appropriate levels of compensation. AON set its benchmarking data based on technology companies with revenue of less than $100M because the Company has been recruiting mainly from the semiconductor industry, which is included in the technology sector. AON was retained by the Company on behalf of the Compensation Committee but reports directly to the Compensation Committee.
Additional factors which the Compensation Committee considered with respect to each executive officer’s compensation package for Fiscal 2006 are summarized below. The Compensation Committee may, however, in its discretion, apply different or additional factors in making decisions with respect to executive compensation in future years. Also, the Compensation Committee does not assign relative weights or rankings to these factors, but instead makes a subjective determination based upon the consideration of all of these factors as well as the progress made with respect to the Company’s long-term goals and strategies.
The Company does not have a policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the Compensation Committee determines, on a case-by-case basis, the appropriate level and mix of the various compensation components.
Base Salary. Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executive officers. Fiscal 2006 base salaries for the Company’s executive officers were determined by the Compensation Committee after considering the base salary level of the executive officers in prior years, and taking into account for each executive officer the amount of base salary as a component of total compensation. Generally, salary decisions for the Company’s executive officers are made at the beginning of each fiscal year. Base salary, while reviewed annually, is only adjusted as deemed necessary by the Compensation Committee in determining total compensation. Base salary levels for each of the Company’s executive officers, other than the Chief Executive Officer, were also based in part upon evaluations and recommendations made by the Chief Executive Officer. In addition the Compensation Committee took into consideration the benchmarking data presented by AON, to generally set the base pay for each of the executive officers at the 50th percentile for compensation for the peer group.

Incentive Cash Bonuses. Cash bonuses are designed to reward short-term performance and achievement of designated strategic objectives. Therefore, in determining bonus compensation for the Company’s executive officers, the Compensation Committee evaluates the Company’s achievement of its strategic objectives, as well as the actual performance of each executive officer. The balance of cash-incentive versus equity-based bonus compensation is driven both by the individual’s performance as well as by the Company’s overall performance and situation. Future bonus compensation, if any, will be awarded based on the factors described above as well as any additional factors the Compensation Committee deems necessary. In addition the Compensation Committee took into consideration the benchmarking data presented by AON to set the overall target compensation, including base pay and bonus, in the 75th percentile for the peer group.
Long-Term Equity Incentive-Awards. Equity-based compensation and ownership ensures that the Company’s executive officers have a continuing stake in the long term success of the Company. The Compensation Committee believes that equity award participation aligns the interests of executive officers with those of the stockholders. In addition, the Compensation Committee believes that equity ownership by executive officers helps to balance the short-term focus of annual incentive compensation with a longer term view and may help to retain such persons. Long-term equity incentive compensation, in the form of stock options and restricted stock awards, allows executive officers to share in any appreciation in the value of the Company’s common stock, while encouraging executive officers to remain with the Company and promote the Company’s success. In general, the Compensation Committee awards stock options to the Company’s executive officers, which vest over four years, with exercise prices equal to the market price of a share of the Company’s common stock on the date of grant allowing executive officers to benefit from these stock option grants only to the extent that the price of the Company’s common stock increases which also benefits the Company’s stockholders. Executive officers also benefit from restricted stock awards which vest over four years based on time of service, in addition to performance-based restricted stock awards which vest upon reaching certain performance metrics, including achieving revenue, gross margin and net income financial objectives. When establishing equity award grant levels, the Compensation Committee considers general corporate performance, individual performance, the Chief Executive Officer’s recommendations (except with respect to his own equity award grant levels), level of seniority and experience, existing levels of stock ownership, previous grants of equity awards, vesting schedules of outstanding equity awards and the current stock price.
The Compensation Committee generally grants an initial equity award to executive officers at the time they commence employment, consistent with the size of equity awards granted to peers within and outside the industry at similar levels of seniority. AON’s benchmarking data is used to help establish the appropriate level of the grants to help the overall compensation for executive officers be in the 75th percentile as compared to the peer group. In addition, the Compensation Committee may make performance-based grants from time to time, as it deems appropriate. In making such performance-based grants, the Compensation Committee considers individual contributions to the Company’s financial, operational and strategic objectives.
The Company has utilized both time-based and performance-based restricted stock grants for its executive officers. Time-based restricted stock grants have been made based on individual performance for the year and vest over a four year period. Separate restricted stock grants have also been granted which vest 100% upon reaching certain performance metrics including revenue, gross margin and net income financial targets, achieved in one fiscal year. The restricted stock awards for these predetermined guidelines will expire after five years if they have not vested. Currently, Mr. Feldt has the authority to grant up to 15,000 shares of restricted stock or an option to purchase up to 15,000 shares of common stock to non-executive officers. Although it is the Compensation Committee’s responsibility to establish the grants to the executive officers of the Company, the total grants are presented to the Board of Directors for informational purposes.

Benefit Plans. The Company also offers various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. The Company offers a stock purchase plan, under which employees may purchase shares of the Company’s common stock at a discount, and offers a 401(k) Plan, which allows employees to invest in a wide array of funds on a pre-tax basis.
Chief Executive Officer Compensation. Compensation for the Company’s Chief Executive Officer and President was determined in accordance with the policies applicable to the Company’s other executive officers described above. In addition, the Compensation Committee considered the Company’s overall performance, the performance of the management team, compensation paid by competing companies, and the Company’s prospects, among other objective and subjective factors.
Mr. Feldt’s base salary for Fiscal 2006 was $300,000, which represents an increase of $50,000 over his annual base salary for Fiscal 2005. Mr. Feldt earned bonus compensation of $263,790 for Fiscal 2006, which was paid in 2007. The number of equity awards granted to Mr. Feldt in Fiscal 2006 is set forth in the table captioned “Grants of Plan-Based Awards” below. The total equity awards held by Mr. Feldt at December 31, 2006 are set forth in the tables captioned “Outstanding Equity Awards at Fiscal 2006 Year End” and “Option Exercises and Stock Vested” below. The Compensation Committee believes Mr. Feldt’s compensation as Chief Executive Officer is consistent with the compensation received by chief executive officers at companies within the same industry in which the Company operates, as adjusted to reflect the relative size of the Company to such comparable companies. The goal is to achieve a 50th percentile in base salary and a 75th percentile based on inclusion of bonus.
Tax Deductibility of Executive Compensation. In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), the Company cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated there under. The Compensation Committee has considered the limitations on deductions imposed by Section 162(m) of the Code, and it is the Compensation Committee’s present intention that, for so long as it is consistent with its overall compensation objectives, substantially all executive compensation paid will not be subject to the deduction limitations of Section 162(m) of the Code.
The Compensation Committee also takes into consideration the Company Stock Ownership Guidelines which are intended to encourage executive officers to have a portion of their personal wealth tied to the Company’s share value. The Compensation Committee also considers the impact of accounting for the various elements of compensation when deciding to grant equity awards to executive officers.

Compensation Committee Interlocks and Insider Participation
No current member of the Compensation Committee or person who was a member of such committee at any time during 2006 was at any time during the past year an officer or employee of the Company (or any of its subsidiaries), was formerly an officer of the Company (or any of its subsidiaries), or had any relationship with the Company requiring disclosure herein. The Compensation Committee operates under a written charter adopted by the Board of Directors setting out the functions the Compensation Committee is to perform.
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
Compensation Committee Report on Executive Compensation
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and has recommended to the Board of Directors that the disclosure be included in this Annual Report on Form 10-K/A. Respectfully submitted by the Compensation Committee.
THE COMPENSATION COMMITTEE:
Dr. Peter W. Cowden
Edward C. Grady
Dr. Gerald L. Wilson

Summary Compensation Table for 2006
The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2006 and whose salary and bonus exceeded $100,000 for Fiscal 2006 (collectively, the “Named Executive Officers”).

Summary Compensation Table
							Change in
							Pension Value and
				Stock		Non-Equity	Nonqualified
				Awards	Option	Incentive Plan	Deferred	All Other
				($)(1)(3)(4)	Grants	Compensation	Compensation	Compensation
Name and Principal Position(s)	Year	Salary ($)	Bonus ($)(2)	(5)	(1)(3)(4)($)	($)	Earnings ($)	($)(6)(7)	Total ($)
Richard M. Feldt, Chief Executive Officer, President and Director	2006	$298,075	$263,790	$—	$1,440,404	N/A	N/A	$—	$2,002,269
Donald M. Muir, Vice Presdent, Chief Financial Officer, Secretary and Treasurer	2006	$194,705	$115,991	$—	$—	N/A	N/A	$—	$310,696
Dr. J. Terry Bailey, Senior Vice President, Marketing and Sales	2006	$200,004	$117,242	$—	$240,874	N/A	N/A	$750	$558,870
Richard G. Chleboski, Vice President Worldwide Expansion	2006	$189,231	$111,378	$—	$293,909	N/A	N/A	$750	$595,268
Dr. Brown F. Williams, Vice President, Research and Development	2006	$224,038	$131,895	$260,322	$218,282	N/A	N/A	$—	$834,537

(1)	We did not grant any stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during Fiscal 2006.

(2)	Represents bonuses earned during the fiscal year and paid in the following fiscal year.

(3)	Donald M. Muir’s option and restricted stock grants were based on his commencement of employment with the Company and were granted on February 23, 2006. Mr. Muir left the Company on January 2, 2007. In connection with his departure, Mr. Muir received accelerated vesting of 12,500 shares of restricted stock that were scheduled to vest on February 23, 2007 with a market value of $107,375. All other options and restricted stock awards granted in Fiscal 2006 were canceled.

(4)	The stock option awards include grants to the Named Executive Officers (other than Mr. Muir discussed above) based on performance for the year ended December 31, 2005. Mr. Feldt received an option to purchase 150,000 shares of common stock, Dr. Bailey and Mr. Chleboski received options to purchase 40,000 shares of common stock each and Dr. Williams received an option to purchase 65,000 shares of common stock. These options vest over four years. The stock options awards are valued using the Black-Scholes model.

(5)	Performance-based restricted stock awards were granted to the Named Executive Officers. Mr. Feldt received 300,000 restricted shares, while Dr. Bailey, Mr. Chleboski, Mr. Muir and Dr. Williams each received 100,000 restricted shares. The shares are subject to performance vesting conditions. The shares will vest only upon the achievement of all of the following accomplishments within a calendar year: (a) $300 million in revenue, (b) certain gross margin objectives and (c) certain net income objectives. At the present time the Company believes that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, does not expect such shares to vest. The performance based awards are valued at the grant date fair value.

(6)	No Named Executive Officers received any other perquisites or other personal benefits in excess of $10,000 during Fiscal 2006. The compensation described in this table does not include medical, group life insurance and other benefits received by the Named Executive Officers which are available generally to all of our salaried employees.

(7)	Represents matching contributions to the 401(k) plan account of the Named Executive Officers for Fiscal 2006.

Grants of Plan-Based Awards
The following table sets forth information regarding all equity based incentive plan awards that were made to the Named Executive Officers during Fiscal 2006.
Grants of Plan-Based Awards
for Fiscal Year Ended December 31, 2006

					All Other	All Other
					Stock	Option
					Awards:	Awards:
					Number	Number of		Grant
					of Shares	Securities	Exercise or	Date/Fair
					of Stock	Underlying	Base Price of	Value of Stock
	Grant	Estimated Future Payouts Under			or Units	Options	Option	and Option
Name	Date	Equity Incentive Plan Awards(5)			(#)(1)	(#)(1)(2)	Awards ($/sh)	Awards($)(4)
		Threshold	Target
		(#)	(#)	Maximum (#)
Richard M. Feldt	2/27/2006	—	300,000	—	—	150,000	15.09	6,589,305
Donald M. Muir	2/23/2006	—	—	—	50,000	225,000	14.50	3,697,498
Donald M. Muir	2/27/2006	—	100,000	—	—	—	—	1,509,000
Dr. J.Terry Bailey	2/27/2006	—	100,000	—	—	40,000	15.09	2,058,948
Richard G Chleboski	2/27/2006	—	100,000	—	—	40,000	15.09	2,058,948
Dr. Brown F. Williams	2/27/2006	—	100,000	—	—	65,000	15.09	2,402,665

(1)	Donald M. Muir’s option and restricted stock grants were based on his commencement of employment with the Company with a grant date of February 23, 2006. Mr. Muir left the Company on January 2, 2007. In connection with his departure, Mr. Muir received accelerated vesting of 12,500 shares of restricted stock that were scheduled to vest on February 23, 2007 with a market value of $107,375. All other options and restricted stock awards granted in Fiscal 2006 were canceled.

(2)	The awards include grants to the Named Executive Officers (other than Mr. Muir discussed above) based on performance for the year ended December 31, 2005. Mr. Feldt received an option to purchase 150,000 shares of common stock, Dr. Bailey and Mr.Chleboski received options to purchase 40,000 shares of common stock each and Dr. Williams received an option to purchase 65,000 shares of common stock. These options vest over four years.

(3)	Performance-based restricted stock awards were granted to the Named Executive Officers. Mr. Feldt received 300,000 restricted shares, while Dr. Bailey, Mr. Chleboski, Mr. Muir and Dr. Williams each received 100,000 restricted shares. The shares are subject to performance vesting conditions. The shares will vest only upon the achievement of all of the following accomplishments within a calendar year: (a) $300 million in revenue, (b) certain gross margin objectives and (c) certain net income objectives. At the present time the Company believes that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, does not expect such shares to vest.

(4)	Grant date value is used for the valuation of all restricted stock awards and options are valued using the Black-Scholes pricing model.

(5)	There is no “threshold” or “maximum” with respect to these awards.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth all outstanding equity awards as of December 31, 2006. Options vest equally over a four year period and have an expiration date of 10 years from grant date. Time based restricted stock awards vest in four equal installments on the anniversary of grant date, except as noted below.

Outstanding Equity Awards at Fiscal 2006 Year End

			Options				Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:					Unearned	Unearned
	Number of	Number of	Number of					Shares,	Shares,
	Securities	Securities	Securities			Number of	Market Value	Units or	Units or
	Underlying	Underlying	Underlying			Shares or	of Shares or	Other	Other
	Unexercised	Unexercised	Unexercised			Units of Stock	Units of Stock	Rights That	Rights That
	Options	Options	Unearned	Option	Option	That Have	That Have	Have Not	Have Not
	(#)	(#)	Options	Exercise Price	Expiration	Not Vested	Not Vested	Vested	Vested
Name	Exercisable	Unexercisable (2)	(#)	($)	Date	(#) (2)	($)	(#)(1)	($)
Richard M. Feldt	1,138,000	500,000		1.61	12/10/2013
	62,500	187,500		7.30	3/3/2015
		150,000		15.09	2/24/2016
								300,000	4,527,000
Donald M. Muir		225,000		14.50	2/23/2016
						50,000	378,500
								100,000	1,509,000
Dr. J. Terry Bailey	55,000	100,000		2.40	8/6/2014
	5,000	15,000		7.30	3/3/2015
		40,000		15.09	2/24/2016
								100,000	1,509,000
Richard G. Chleboski	5,428			0.87	6/2/2008
	34,642			0.87	7/26/2009
	23,094			2.17	1/11/2010
	6,928			4.55	5/31/2010
	34,642			14.00	11/1/2010
	15,000			2.59	12/7/2011
	37,500	12,500		1.54	5/9/2013
	168,750	56,250		2.00	11/17/2013
	12,500	37,500		7.30	3/3/2015
		40,000		15.09	2/24/2016
								100,000	1,509,000
Dr. Brown F. Williams	923			4.55	3/14/2010
	923			4.55	5/31/2010
	923			4.55	7/10/2010
	923			6.50	8/1/2010
	923			6.50	8/23/2010
	923			6.50	9/6/2010
	923			6.50	9/28/2010
	1,000			19.00	11/2/2010
	1,000			7.88	12/13/2010
	1,000			10.00	2/15/2011
	1,000			10.00	2/16/2011
	1,000			11.04	4/18/2011
	1,000			12.65	5/31/2011
	1,000			7.59	7/25/2011
	2,000			5.00	9/5/2011
	39,999			3.36	11/11/2014
	5,000	15,000		7.30	3/3/2015
		65,000		15.09	2/24/2016
						75,000	$567,750
								100,000	1,509,000

(1)	Represents performance-based restricted stock awards under the 2000 Plan granted on February 27, 2006. The shares are subject to performance vesting conditions. The shares will vest only upon the achievement of all of the following accomplishments within a calendar year: (a) $300 million in revenue, (b) certain gross margin objectives and (c) certain net income objectives. At the present time the Company believes that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, does not expect such shares to vest.

(2)	Donald M. Muir’s option and restricted stock grants were based on his commencement of employment with the Company with a grant date of February 23, 2006. Mr. Muir left the Company on January 2, 2007. In connection with his departure, Mr. Muir received accelerated vesting of 12,500 shares of restricted stock that were scheduled to vest on February 23, 2007 with a market value of $107,375. All other options and restricted stock awards granted in Fiscal 2006 were canceled.

Options Exercises and Stock Vested
The following table sets forth all stock options that were exercised or restricted stock awards that vested in Fiscal 2006, including the value realized upon exercise or vesting.
Option Exercises and Stock Vested
for Fiscal Year Ended December 31, 2006

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Share	Value
	Acquired on	Value	Acquired on	Realized
Name of Executive	Exercise	Realized on	Vesting	on Vesting
Officer	(#)	Exercise ($)	(#)	($)
Richard M. Feldt	200,000	2,624,539	—	—
Donald M. Muir	—	—	—	—
Dr. J. Terry Bailey (1)	30,902	329,229	—	—
Richard G Chleboski	12,277	118,621	—	—
Dr. Brown F. Williams (1)	93,738	945,661	25,000	194,500

(1)	The shares and value realized include shares purchased through the Company’s Employee Stock Purchase Plan.
Director Compensation
The following table sets forth information regarding the compensation earned by or awarded to each non-employee director who served on the Company’s Board of Directors for Fiscal 2006.
Director Compensation
for Fiscal Year Ended December 31, 2006

				Non-Equity	Change in Pension
	Fees			Incentive	Value and
	Earned or	Stock		Plan	Nonqualified Deferred	All Other
	Paid in	Awards	Option	Compensation	Compensation	Compensation	Total
Name	Cash $	($)	Awards ($)	($)	Earnings ($)	($)	($)

Allan H. Cohen	$16,000	N/A	$137,181	N/A	N/A	N/A	$153,181
Dr. Peter W. Cowden (2)	$—	N/A	$140,737	N/A	N/A	N/A	$140,737
Edward C. Grady	$17,500	N/A	$75,081	N/A	N/A	N/A	$92,581
Dr. Gerald L. Wilson	$10,000	N/A	$84,870	N/A	N/A	N/A	$94,870
Michael El-Hillow (1)	$20,000	N/A	$137,084	N/A	N/A	N/A	$157,084
Philip J. Deutch (3)	$3,000	N/A	$26,853	N/A	N/A	N/A	$29,853
Timothy Woodward (3)	$4,500	N/A	$26,853	N/A	N/A	N/A	$31,353

(1)	On January 2, 2007, Mr. El-Hillow was appointed Chief Financial Officer and Secretary of the Company, and resigned from the Board.

(2)	Dr. Cowden was elected to the Board of Directors on October 26, 2006.

(3)	Mr. Deutch’s and Mr. Woodward’s terms expired on June 8, 2006.
Non-employee directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and any committees of the Board of Directors on which they serve.

Directors are also eligible to participate in the Amended and Restated 2000 Stock Option and Incentive Plan. On September 29, 2005, our Board of Directors approved a revised Compensation Policy for Directors effective October 1, 2005. Under this Compensation Policy for Directors, directors receive an immediately vested option to purchase 15,000 shares of the Company’s common stock upon their initial election or appointment to the Board. Directors annually receive (i) an option to purchase 7,500 shares of the Company’s common stock which will vest in full over 12 months and (ii) $10,000. The Chairman of the Board of Directors will receive an additional $2,500 and an immediately vested option to purchase 5,000 shares of the Company’s common stock annually. Committee members will receive $1,500 for attendance at each committee meeting. Committee chairs will receive an immediately vested option to purchase 5,000 shares of the Company’s common stock annually. The Board of Directors may, from time to time, set lump-sum compensation for special committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of Securities to		Future Issuance Under
	Be Issued upon Exercise	Weighted-average	Equity Compensation
	of Outstanding Options,	Exercise Price of	Plans (Excluding
	Stock Awards, Warrants	Outstanding Options,	Securities Reflected in
	and Rights	Warrants and Rights	Column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,437,971	$5.96	3,050,697
Equity compensation plans not approved by security holders	0	0	0
Total	6,437,971	$5.96	3,050,697
Security Ownership
The following table sets forth certain information regarding beneficial ownership of our common stock as of April 20, 2007, or the measurement date, by: (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all of our current directors and Named Executive Officers as a group. Unless otherwise indicated, the address for each beneficial owner is c/o Evergreen Solar, Inc., 138 Bartlett Street, Marlboro, Massachusetts 01752.
The following table is based on information supplied by our officers, directors, principal stockholders and Schedules 13D and 13G filed with the United States Securities and Exchange Commission (the “SEC”). The number of shares of our common stock beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the SEC. Under the SEC rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also includes any shares that the individual or entity has the right to acquire on or before June 19, 2007 through the exercise of stock options or warrants, and any reference in the footnotes to this table to shares subject to stock options or warrants refers only to stock options or warrants that are so exercisable. For purposes of computing the percentage of outstanding shares of our common stock held by each person or entity, any shares that such person or entity has the right to acquire on or before June 19, 2007 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that the stockholders named in this table have sole voting and investment power with respect to the shares of our common stock indicated as beneficially owned. The inclusion in the table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

	Number of Shares	Percentage of
	Beneficially Owned	Shares of
Name and Address of Beneficial Owner	(1)	Common Stock (2)
5% Stockholders:
FMR Corp Entities (3) 82 Devonshire Street Boston, MA 02109	10,329,167	13.8%
CNH CA Master Account, L.P. (4) Two Greenwich Plaza, 3rd Floor Greenwich, CT 06830	4,553,451	6.1%
BlackRock, Inc. (5) 40 East 52nd Street New York, NY 10022	4,431,171	5.9%
Wellington Management Company, LLP (6) 75 State Street Boston, MA 02109	9,527,011	12.8%
DC Chemical Co., Ltd (7) Oriental Chemical Building 50, Sogong-dang, Jong-gu, Seoul, 100-718 Korea	13,750,000	18.4%

Current Named Executive Officers and Directors:
Richard M. Feldt (8)	2,093,490	2.8%
Richard G. Chleboski (9)	593,534	*
Michael El-Hillow (10)	333,992	*
Gary T. Pollard (11)	262,763	*
Dr. J. Terry Bailey (12)	295,000	*
Dr. Brown F. Williams (13)	399,410	*
Tom L. Cadwell (14)	15,439	*
Allan H. Cohen (15)	36,875	*
Dr. Peter W. Cowden (16)	19,644	*
Edward C. Grady (17)	28,125	*
Dr. Gerald L. Wilson (18)	32,500	*
All current executive officers and directors as a group (11 persons) (19)	4,110,772	5.4%

*	Less than one percent of the outstanding shares of class.

(1)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

(2)	Applicable percentage ownership is based upon 74,729,942 shares of common stock outstanding as of the measurement date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days after the measurement date are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, as the case may be, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Based solely on reports filed by the entity with the Securities and Exchange Commission, includes 10,284,367 shares of common stock held by Fidelity Management & Research Company and 44,800 shares held by Pyramis Global Advisors Trust Company. Also includes 812,268 shares of common stock issuable upon conversion of currently convertible 4.375% Convertible Subordinated Notes.

(4)	Based solely on reports filed by the entity with the Securities and Exchange Commission, consists of 4,553,451 shares of common stock issuable upon conversion of currently convertible 4.375% Convertible Subordinated Notes.

(5)	Based solely on reports filed by the entity with the Securities and Exchange Commission, consists of 4,431,171 shares of common stock held by BlackRock, Inc.

(6)	Based solely on reports filed by the entity with the Securities and Exchange Commission, consists of 9,527,011 shares of common stock held by Wellington Management Company, LLP.

(7)	Includes 6,250,000 shares of common stock issuable upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act, to permit the conversion of 625 shares of our Series B Preferred Stock, previously issued to DC Chemical Co., Ltd., into 6,250,000 shares of our common stock. We currently expect that the waiting period under the HSR Act will terminate within 60 days of the measurement date.

(8)	Includes 1,300,500 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(9)	Includes 373,484 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(10)	Includes 22,442 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(11)	Includes 38,125 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(12)	Includes 75,000 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(13)	Includes 81,710 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(14)	Includes 15,439 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(15)	Includes 36,875 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(16)	Includes 19,644 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(17)	Includes 28,125 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(18)	Includes 32,500 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(19)	For purposes of calculating the Percentage of Shares of common stock outstanding, the number of shares beneficially owned includes 2,023,844 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
The Company is not a party to, and there is not currently proposed, any transaction or series of similar transactions in which the amount exceeded or will exceed $120,000 and in which any related person, including any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated therewith, had a material interest. We have adopted a policy that all transactions between the Company and any of our officers, directors, principal stockholders and affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties, and will be approved by a majority of the disinterested members of our Board of Directors.
Agreements with Directors and Executive Officers
We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to, among other things, indemnify each of our directors and executive officers for any and all expenses (including attorney fees), judgments, fines, penalties and amounts paid in settlement (if such settlement is approved in advance by us, which approval may not be unreasonably withheld), in connection with any action, suit or proceeding arising out of the individual’s status as a director or executive officer of the Company and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which he or she may be entitled to indemnification by us.
Board Independence
The Board of Directors has determined that each of Mr. Cadwell, Mr. Cohen, Dr. Cowden, Mr. Grady and Dr. Wilson has no relationship with the Company other than as a stockholder and as a result of service on the Board of Directors and each is independent within the meaning of the Company’s director independence standards and the director independence standards of Nasdaq. The Company’s director independence standards are contained in the Company’s Corporate Governance Guidelines, a copy of which is available under the “Investors” section of our website, at www.evergreensolar.com. Furthermore, the Board of Directors has determined that each member of each of the committees of the Board of Directors has no relationship with the Company other than as a stockholder and service on the Board of Directors and the committee(s) thereof and each is independent within the meaning of the Company’s and Nasdaq’s director independence standards.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit and Related Fees for Fiscal 2005 and 2006
The following table sets forth a summary of the fees and expenses billed to us by PricewaterhouseCoopers LLP for professional services for the fiscal years ended December 31, 2005 and 2006, respectively:

	2005	2006
Audit Fees (1)	$604,490	$803,594
Audit-Related Fees (2)	0	0
Tax Fees (3)	25,138	4,825
All Other Fees	0	1,500
Total	$629,628	$809,919

(1)	Audit Fees represent fees for professional services relating to the audit of our financial statements and the review of the financial statements included in our quarterly reports, advice on accounting matters directly related to the audit and audit services provided in connection with other regulatory filings.

(2)	Audit-Related Fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees.”

(3)	Tax Fees principally represent fees for professional services for tax compliance, tax advice and tax return preparation relating to our fiscal year end.
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
Pre-approval Policies and Procedures. The chairman of the Audit Committee is appointed to provide pre-approval for further audit and permissible non-audit services proposed by PricewaterhouseCoopers LLP up to $50,000, subject to presenting such decision to the full Audit Committee at its next scheduled meeting. Such an appointment allows PricewaterhouseCoopers LLP to commence an engagement without being delayed due to scheduling. The Audit Committee at the next scheduled meeting would make full approval of further services.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) The following documents are filed as part of this Annual Report on Form 10-K/A:
     1. All Financial Statements. The financial statements were previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 27, 2007.
     2. All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto that were previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 27, 2007.
     3. Exhibits. See Item 15(b) of this Annual Report on Form 10-K/A below.
     (b) Exhibits.

Number	Description
1.1 (1)	Underwriting Agreement dated as of February 3, 2005, by and among the Company, SG Cowen & Co., LLC and First Albany Capital Inc. (Exhibit 1.1)

3.1 (2)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2 (2)	Second Amended and Restated By-laws (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003 (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company (Exhibit 4.4)

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004 (Exhibit 4.5)

3.6 (14)	Certificate of Amendment of Third Amendment and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on January 8, 2007 (Exhibit 3.1)

4.1 (10)	Indenture, dated as of June 29, 2005, between the Registrant and U.S. Bank National Association, as Trustee (Exhibit 4.4)

4.2 (10)	Form of 4.375% Convertible Subordinated Notes due 2012 (Exhibit 4.4)

10.1 (2)*	1994 Stock Option Plan (Exhibit 10.1)

10.2 (2)*	2000 Stock Option and Incentive Plan (Exhibit 10.2)

10.3 (13)*	Amended and Restated 2000 Stock Option and Incentive Plan (Exhibit 99.1)

10.4 (13)*	Amended and Restated 2000 Employee Stock Purchase Plan (Exhibit 99.2)

10.5 (2)	Lease Agreement between Registrant and W9/TIB Real Estate Limited Partnership dated as of January 31, 2000, as amended (Exhibit 10.5)

10.6 (2)	Form of Identification Agreement between Registrant and each of its directors and executive officers (Exhibit 10.9)

10.7 (6)	Stock and Warrant Purchase Agreement dated as of March 21, 2003 (Exhibit 10.1)

10.8 (6)	Form of Registration Rights Agreement (Exhibit 10.3)

10.9 (5)	Voting Agreement dated as of March 21, 2003 (Exhibit 10.2)

10.10 (8)	Stock and Warrant Purchase Agreement dated June 16, 2004 (Exhibit 10.1)

10.11 (8)	Warrant Agreement dated June 21, 2004 (Exhibit 10.2)

10.12 (8)	Form of Warrants (Exhibit 10.3)

10.13 (8)	Registration Rights Agreement dated June 21, 2004 (Exhibit 10.4)

10.14 (8)	Conversion, Consent, Voting and Lock-Up Agreement dated June 21, 2004 (Exhibit 10.5)

10.15 (9)+	Master Joint Venture Agreement entered into as of November 4, 2005 by and among Evergreen Solar, Inc., Q-Cells AG, Renewable Energy Corporation and EverQ GmbH (Exhibit 10.17)

Number	Description
10.16 (9)+	License and Technology Transfer Agreement by and between Evergreen Solar, Inc. and EverQ GmbH, dated November 24, 2005 (Exhibit 10.18)

10.17 (9)+	Technology Co-Operation Agreement by and between Renewable Energy Corporation and Evergreen Solar, Inc. dated November 24, 2005 (Exhibit 10.19)

10.18 (7)*	Evergreen Solar, Inc. Management Incentive Policy (Exhibit 10.20)

10.19 (12)	Purchase Agreement, dated June 23, 2005 between the Registrant and SG Cowen & Co., LLC, as representatives of the Initial Purchasers (Exhibit 10.24)

10.20 (10)	Registration Rights Agreement, dated June 29, 2005, between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers (Exhibit 10.21)

10.21 (11)+	Memorandum of Understanding, dated June 5, 2006, by and among Evergreen Solar, Inc., Q-Cells AG, EverQ GmbH and Renewable Energy Corporation AS (Exhibit 10.1)

10.22 (13)+	Amendment to the Master Joint Venture Agreement entered into as of September 29, 2006 by and among Q-Cells AG, the Company, Renewable Energy Corporation, REC Solar Grade Silicon LLC and EverQ GmbH (Exhibit 10.26)

10.23 (13)+	Sales Representative Agreement by and between the Company and EverQ GmbH dated September 29, 2006 (Exhibit 10.27)

10.24 (13)+	Amended and Restated License and Technology Transfer Agreements by and between the Company and EverQ GmbH, dated September 29, 2006 (Exhibit 10.18)

14.1(15)	Code of Business Conduct and Ethics of Evergreen Solar, Inc (Exhibit 14.1)

23.1(16)	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm (Exhibit 23.1)

23.2	Consent of Leipzig, Germany PricewaterhouseCoopers AG

24.1(16)	Power of Attorney (Exhibit 24.1)

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	EverQ GmbH balance sheet for the period ended December 31, 2006

99.2	EverQ GmbH income statement for the period December 20 to December 31, 2006

99.3	EverQ GmbH cash flow for the period December 20 to December 31, 2006

99.4	EverQ GmbH notes to the financial statements for the period December 20 to December 31, 2006

99.5	Opinion Letter, Leipzig, Germany PricewaterhouseCoopers AG

+	Confidential treatment granted as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 3, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, filed on August 4, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004 The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 filed on March 16, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 9, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated herein by reference to the exhibits to the Company’s Current Quarterly Report on Form 10-Q for the period ending July 2, 2005 filed on August 11, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(13)	Incorporated herein by reference by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 7, 2006. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(14)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 8, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(15)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K/A dated April 29, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K/A.

(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated February 27, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: April 30, 2007

/s/ Michael El-Hillow
Michael El-Hillow
Chief Financial Officer and Secretary
(Principal Financial Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard M. Feldt	Chief Executive Officer,	April 30, 2007
Richard M. Feldt	President and Chairman of the Board (Principal Executive Officer)

/s/ Michael El-Hillow	Chief Financial Officer and Secretary	April 30, 2007
Michael El-Hillow	(Principal Financial and Accounting Officer)

/s/ Tom L. Cadwell Tom L. Cadwell	Director	April 30, 2007

/s/ Allan H. Cohen
Allan H. Cohen	Director	April 30, 2007

/s/ Dr. Peter W. Cowden
Dr. Peter W. Cowden	Director	April 30, 2007

/s/ Edward C. Grady
Edward C. Grady	Lead Director	April 30, 2007

/s/ Dr. Gerald L. Wilson
Dr. Gerald L. Wilson	Director	April 30, 2007