Form 10-Q
period 2007-03-31
EVERGREEN SOLAR INC
filed 2007-05-10
CIK 947397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of May 3, 2007 the registrant has 77,201,416 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

CONCERNS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of the Company may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding the Company’s future growth, revenue, earnings and gross margin improvement; future warranty expenses; benefits and expenses resulting from EverQ; contributions by our strategic partners Q-Cells AG and Renewable Energy Corporation to EverQ and the successful integration of our proprietary technologies; our future equity ownership position in EverQ; receipt of public grant awards; capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies; pursuit of future research contracts that are not part of our current ongoing research activities; costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses, business growth; shifts in our geographic product revenue mix; international expansion of strategic partnerships, manufacturing operations and distribution networks; operating efficiency of manufacturing facilities including increases in manufacturing scale and technological improvements; the occurrence of and the use of proceeds from sales of our securities; the sufficiency of our cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility to satisfy our anticipated cash requirements; payment of cash dividends; use of derivative financial instruments to manage foreign currency exchange risks; the potential impact of our critical accounting policies and changes in financial accounting standards or practices; our plans for the EverQ joint venture; our continued transitioning to thin wafer production and the expected timing and results of such transition; the expected timing of the EverQ-2 facility or other facilities becoming fully operational; the expected demand for solar energy; our expectations regarding product performance and cost and technological competitiveness; our expectations regarding future silicon supply from Renewable Energy Corporation and our ability to enter into additional contracts to secure our silicon supply; the anticipated benefits of our String Ribbon technology; the making of strategic investments and the expectation of future benefit from them; the development of the quad technology platform and its potential effects on crystal growth; our position in the solar power market; our ability to reduce the costs of producing solar products; the ability of DC Chemical to supply us with silicon as required by the supply agreement; the timing of silicon shipments under the DC Chemical supply agreement and our expectations regarding the amount of photovoltaic solar modules that we will be able to produce based on such supply; and the strategic benefits of the DC Chemical relationship, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by customers, suppliers and partners, and other risks and uncertainties described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part II of this report and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), copies of which may be accessed through the SEC’s web site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data) (unaudited)

	December 31,	March 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$6,828	$30,584
Marketable securities	42,593	24,641
Accounts receivable, net of allowances for doubtful accounts of $150 and $160 at December 31, 2006 and March 31, 2007, respectively	25,278	13,781
Inventory	4,767	5,467
Interest receivable	675	445
Other current assets	1,853	2,035

Total current assets	81,994	76,953

Investment in and advances to EverQ	70,460	70,289
Deposits	1,433	2,194
Restricted cash	414	414
Deferred financing costs	2,434	2,324
Fixed assets, net	50,516	51,772

Total assets	$207,251	$203,946

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$18,465	$18,674
Other accrued expenses	2,443	2,471
Accrued employee compensation	2,791	2,293
Accrued debt interest	—	984
Accrued warranty	705	705

Total current liabilities	24,404	25,127

Subordinated convertible notes	90,000	90,000

Total liabilities	114,404	115,127
Commitments and contingencies (Note 5 and Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized, 68,066,204 and 69,552,893 issued and outstanding at December 31, 2006 and March 31, 2007, respectively	681	696
Additional paid-in capital	211,053	212,996
Accumulated deficit	(119,678)	(125,897)
Accumulated other comprehensive income	791	1,024

Total stockholders’ equity	92,847	88,819

Total liabilities and stockholders’ equity	$207,251	$203,946

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data) (unaudited)

	Quarter Ended
	April 1,	March 31,
	2006	2007
Product revenues	$11,566	$12,627
Royalty and fee revenues	—	1,471

Total revenues	11,566	14,098
Cost of revenues	13,016	11,269

Gross profit (loss)	(1,450)	2,829
Operating expenses:
Research and development	4,193	5,224
Selling, general and administrative	4,399	4,740

Total operating expenses	8,592	9,964

Operating loss	(10,042)	(7,135)

Other income:
Foreign exchange gains, net	540	599
Interest income	1,339	1,250
Interest expense	(1,461)	(909)

Other income, net	418	940

Loss before minority interest and equity loss	(9,624)	(6,195)
Minority interest in EverQ	1,484	—
Equity loss from interest in EverQ	—	(24)

Net loss	$(8,140)	$(6,219)

Net loss per share (basic and diluted)	$(0.13)	$(0.09)

Weighted average shares used in computing basic and diluted net loss per share	63,771	67,001
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Quarter ended
	April 1,	March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(8,140)	$(6,219)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,465	1,539
Amortization of deferred grant credits	(58)	—
Loss on disposal of fixed assets	15	—
Minority interest in EverQ	(1,484)	—
Equity loss from EverQ	—	24
Amortization of deferred debt financing costs	110	111
Bad debt expense	(6)	—
Accretion of bond discount	(377)	(46)
Compensation expense associated with employee equity awards	1,168	1,477
Changes in operating assets and liabilities:
Accounts receivable	(1,701)	11,497
Interest payable	1,139	984
Inventory	(2,466)	(701)
Interest receivable	(209)	230
Other current assets	(2,874)	(183)
Accounts payable	671	209
Accrued expenses	3,453	(470)

Net cash provided by (used in) operating activities	(9,294)	8,452

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(19,705)	(3,556)
Increase in restricted cash	(360)	—
Decrease in EverQ loan	—	379
Purchases of marketable securities	(18,954)	—
Proceeds from sale and maturity of marketable securities	31,750	18,000

Net cash provided by (used in) investing activities	(7,269)	14,823

Cash flows from financing activities:
Increase in long-term debt	6,044	—
Increase in short-term debt	10,187	—
Proceeds from exercise of warrants	9,388	—
Proceeds from exercise of stock options, and shares purchased under Employee Stock Purchase Plan	1,094	481

Net cash flow provided by financing activities	26,713	481

Effect of exchange rate changes on cash and cash equivalents	(203)	—

Net increase in cash and cash equivalents	9,947	23,756

Cash and cash equivalents at beginning of period	30,742	6,828

Cash and cash equivalents at end of period	$40,689	$30,584

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The condensed consolidated interim financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2006. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on February 27, 2007. The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at March 31, 2007, the results of operations for the quarters ended March 31, 2007 and April 1, 2006, and the cash flows for the quarters ended March 31, 2007 and April 1, 2006. The balance sheet at December 31, 2006 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2007.
The condensed consolidated interim financial statements include the accounts of the Company’s wholly owned subsidiaries, Evergreen Solar Securities, Inc. and Evergreen Solar GmbH. All intercompany accounts and transactions have been eliminated. Through December 19, 2006, the Company owned 64% of EverQ GmbH, a joint venture created to develop and operate facilities in Germany, and consolidated the financial statements of EverQ in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of EverQ’s operating results from December 20, 2006 forward in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” Therefore, the condensed consolidated balance sheets as of December 31, 2006 and March 31, 2007 include only those accounts of Evergreen Solar. Additionally, the condensed consolidated statements of operations and cash flows for the period ended April 1, 2006 include the consolidated results of Evergreen Solar and EverQ, while for the period ended March 31, 2007 include the activity of Evergreen Solar only. The functional currency for Evergreen Solar GmbH and EverQ is the Euro. Revenues and expenses of Evergreen Solar GmbH and EverQ are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. Evergreen Solar has operated as one reportable segment for the quarter ended March 31, 2007.
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
The Company is subject to risks common to companies in the high-technology and energy industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, dependence on key or sole source suppliers for materials, protection of proprietary technology and compliance with government regulations. Any delays in the Company’s plan to scale its capacity may result in increased costs and could impair business operations.
The Company believes that its current cash, cash equivalents and marketable securities, coupled with its ability to access the capital markets, and borrowings available under its line of credit facility will be sufficient to fund the Company’s planned capital programs, current commitments with EverQ and operating expenditures over the next twelve months. The Company may be required to raise additional capital to respond to competitive pressures, to fund the expansion of the Company’s manufacturing facilities, to acquire complementary businesses, to provide further funding for EverQ, to secure silicon and other raw materials and/or necessary technologies. The Company does not know whether it will be able to raise additional capital on favorable terms. If adequate capital is not available or is not available on acceptable terms, the Company’s ability to fund its operations, further develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
Certain prior year balances may have been reclassified to conform with the current year presentation.
2. Net Loss per Common Share
The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended April 1, 2006 and March 31, 2007 does not include approximately 21.2 million and 20.6 million potential shares of common stock equivalents outstanding at April 1, 2006 and March 31, 2007, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, common stock warrants and convertible debt.
3. Inventory
Inventory consisted of the following at December 31, 2006 and March 31, 2007 (in thousands):

	December 31,	March 31,
	2006	2007
Raw materials	$3,714	$4,518
Work-in-process	804	615
Finished goods	249	334

	$4,767	$5,467

4. Fixed Assets
Fixed assets consisted of the following at December 31, 2006 and March 31, 2007 (in thousands):

	Useful	December 31,	March 31,
	Life	2006	2007
Laboratory and manufacturing equipment	3-7 years	$36,544	$39,272

Computer and office equipment	3-7 years	910	1,131

Leasehold improvements	Lesser of 15 to 20 years or lease term	8,360	8,360

Assets under construction		18,002	17,848

		63,816	66,611
Less: Accumulated depreciation		(13,300)	(14,839)

		$50,516	$51,772

As of March 31, 2007, outstanding commitments for capital expenditures for the Company were approximately $6.6 million. Nearly all of these commitments for capital expenditures are associated with infrastructure improvements and equipment purchases for the Company’s Marlboro facility including equipment for its research and development facility.
As of March 31, 2007, the Company had $2.2 million in deposits on fixed assets under construction consisting primarily of equipment and purchases for the Company’s Marlboro facility.
5. Guarantor Arrangements
The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
Product Warranty
The Company’s current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. The Company has provided for estimated future warranty costs of $705,000, representing its best estimate of the likely expense associated with fulfilling its obligations under such warranties. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
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
EverQ Debt Guarantee
EverQ entered into a certain Credit Agreement (the “Credit Agreement”) dated November 9, 2005, between EverQ, Q-Cells AG, the Company and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. The Credit Agreement provides EverQ with aggregate borrowing availability of up to 22.5 million Euros comprised as follows: (i) a long-term loan facility amounting to 8.0 million Euros, (ii) a short-term loan facility amounting to 12.0 million Euros and (iii) a short-term revolving credit facility amounting to 2.5 million Euros. The Facility A interest rate is the Euro Interbank Offered Rate (“EURIBOR”) plus between 1.75% and 2.75% depending on whether EverQ meets certain financial targets specified in the Credit Agreement. The Facility B interest rate is EURIBOR plus 2.75% and the Facility C interest rate is 7.5%. In the event of a default by EverQ, the Company has agreed to relinquish certain rights to certain assets of EverQ which collateralize EverQ’s repayment obligations under the Credit Facility. In addition, pursuant to the Credit Agreement, the Company has agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company is only responsible for one-third of the debt under the guarantee. As of March 31, 2007, the total amount of debt outstanding relating to the Credit Agreement was 6.5 million Euros (approximately $8.7 million at March 31, 2007 exchange rates); of which 2.0 million Euros is current (approximately $2.7 million at March 31, 2007 exchange rates).
Letters of Credit
The Company maintains a letter of credit for the benefit of a landlord of its manufacturing facility in Marlboro, Massachusetts for $414,000, which is required under the terms of the lease and will expire upon termination of the lease in 2010. The amount of cash guaranteeing the letters of credit is classified as restricted cash in the Company’s balance sheet.
6. Stock Based Compensation
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123— (revised 2004). “Share-Based Payment” (“SFAS 123R”). The following table presents share-based compensation expense included in the Company’s consolidated statements of operations under SFAS 123R (in thousands):

	Quarter Ended
	April 1, 2006	March 31, 2007
Cost of product revenues	$113	$145
Research and development expenses	329	361
Selling, general and administrative expenses	726	971

Total	$1,168	$1,477

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the quarter ended April 1, 2006. For the quarter ended March 31, 2007 no stock options were granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The Company values restricted stock awards at the grant date fair value of the underlying shares.
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
The following table summarizes information about stock options outstanding at March 31, 2007:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$ 0.76	—	$1.60	292,233	5.04	$1.34	218,733	$1.28
1.61	—	1.61	1,638,000	6.70	1.61	1,138,000	1.61
1.68	—	1.95	7,456	6.34	1.75	7,456	1.75
2.00	—	2.00	971,926	6.63	2.00	688,612	2.00
2.08	—	2.99	545,256	5.75	2.47	349,506	2.43
3.00	—	6.50	532,999	7.08	4.81	289,406	4.70
6.51	—	8.45	533,366	7.80	7.35	272,491	7.28
8.63	—	14.00	326,569	6.82	11.64	256,997	11.89
15.09	—	15.09	335,000	8.90	15.09	83,750	15.09
19.00	—	19.00	16,000	3.59	19.00	16,000	19.00

			5,198,805	6.78	$4.23	3,320,951	$3.71

The aggregate intrinsic value of outstanding options as of March 31, 2007 was $31.3 million, of which $21.3 million were vested. The aggregate intrinsic value of outstanding options as of December 31, 2006 was $22.0 million, of which $14.9 million were vested. The intrinsic value of options exercised during the quarter ended March 31, 2007 was approximately $594,000. As of March 31, 2007, there was $7.2 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. Total cash received from the exercise of stock options was $247,000 for the quarter ended March 31, 2007.
The following table summarizes information about restricted stock activity for the quarter ended March 31, 2007:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
Outstanding at January 1, 2007	1,129	$14.25
Granted	1,372	8.84
Vested	(45)	8.67
Forfieted	(8)	14.45

Outstanding at March 31, 2007	2,448	$11.32

Included in granted restricted shares, are 572,000 shares of the Company’s common stock with a fair value of $5.3 million that were granted to employees as part of its stock compensation plan. These shares vest over a four year period. Also included in the granted restricted shares are

800,000 shares of performance-based restricted stock (the “Restricted Share Awards”) that were granted to the Company’s executive officers, which immediately vest upon the achievement of $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, and certain other annual gross margin and net income financial performance targets, achieved in one fiscal year prior to January 1, 2012. The Restricted Share Awards will expire after five years if they have not vested. The Company currently assumes that none of the Restricted Share Awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company will evaluate the likelihood of reaching the performance requirements periodically. In February 2006, the Company granted 800,000 Restricted Share Awards to the Company’s executive officers, which immediately vest upon the achievement of $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, and certain other annual gross margin and net income financial performance targets, achieved in one fiscal year prior to January 1, 2011. The Company currently assumes that none of the Restricted Stock awards for 2006 will vest and accordingly has not provided for compensation expense associated with the awards. The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of March 31, 2007 was $23.9 million. During the quarter ended March 31, 2007, approximately 45,000 shares of restricted stock vested with an aggregate vest-date fair value of approximately $392,000.
Additionally, there was $8.2 million of unrecognized compensation expenses related to unvested restricted stock awards (excluding performance-based awards that the Company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 3.5 years
7. Stockholders’ Equity
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
At March 31, 2007, 10,650,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and approximately 752,000 shares were reserved for issuance upon conversion of outstanding warrants from a June 2004 warrant agreement.
8. Geographical and Customer Concentration of Revenue Information
Revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total revenue:

	Quarter Ended
	April 1,	March 31,
	2006	2007
By geography:
U.S. distributors	33%	72%
Germany	66%	10%
Korea	0%	17%
Other	1%	1%

	100%	100%

By customer:
PowerLight Corporation	0%	22%
Woojin Electric Machinery Co. Ltd.	0%	17%
SunEdison	0%	15%
groSolar	4%	10%
Krannich Solartechnik	11%	0%
Donauer Solartechnik	17%	0%
All other	68%	36%

	100%	100%

9. EverQ
Through December 19, 2006, the Company owned 64% of EverQ and consolidated the financial statements of EverQ in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of EverQ’s operating results from December 20, 2006 forward in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.”
The financial information for EverQ for the quarter ended March 31, 2007 is as follows (in thousands):

Revenue	$27,601
Cost of goods sold	21,791
Other expenses	5,882
Net loss	72

Current assets	$119,542
Non-current assets	188,920
Current liabilities	33,098
Non-current liabilities	185,956
In addition, EverQ has outstanding loans to the Company for the quarter ended March 31, 2007. The table below summarizes the principal and terms of all outstanding loans provided by the Company as of March 31, 2007:

Date of Loan	Principal	Principal (USD)	Interest Rate	Date Due
January 25, 2007	€ 30,000,000	$40,122,000	5.43%	December 31, 2009
The Company has also agreed to guarantee EverQ’s repayment obligations under a Credit Agreement (see Note 5). As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company is only responsible for one-third of the debt under the guarantee. As of March 31, 2007, the total amount of debt outstanding relating to the Credit Agreement was 6.5 million Euros (approximately $8.7 million at March 31, 2007 exchange rates).
10. Comprehensive Income
Comprehensive income consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive loss for the quarters ended April 1, 2006 and March 31, 2007, respectively (in thousands):

	Quarter Ended
	April 1,	March 31,
	2006	2007
Net loss	$(8,140)	$(6,219)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(38)	2
Cumulative translation adjustments	462	231

Total comprehensive loss	$(7,716)	$(5,986)

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

Redemption Period	Price (%)
Beginning on July 1, 2010 and ending on June 30, 2011	101.250
Beginning on July 1, 2011 and ending on June 30, 2012	100.625
On July 1, 2012	100.000
The Company may redeem the Notes on or after July 6, 2008 and prior to July 1, 2010 only if the closing price of the Company’s common stock exceeds 130% of the then-current conversion price of the Notes for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the date on which the Company provides notice of redemption. The Company may be required to repurchase the Notes upon a designated event (either a termination of trading or a change in control) at a price (which will be in cash or, in the case of a change in control, cash, shares of the Company’s common stock or a combination of the two) equal to 100% of the principal amount of the Notes to be repurchased plus accrued interest. Upon a change in control, the Company may under certain circumstances be required to pay a premium on redemption which will be a number of additional shares of the Company’s common stock as determined by the Company’s stock price and the effective date of the change in control.
The Notes are subordinate in right of payment to all of the Company’s existing and future senior debt.
The Company incurred financing costs of approximately $3.1 million which are being amortized ratably over the term of the notes, which is seven years. The Company incurred $984,000 in interest costs associated with the Notes for the quarters ended April 1, 2006 and March 31, 2007, respectively.
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
Call Option
The Company has the option to repurchase the Notes, at any time in whole or in part, on or after July 6, 2008 through July 1, 2010 at a price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date if the common stock price exceeds 130% of the then current conversion price for at least 20 trading days in a 30 day trading period.
12. Related Party Transactions
In the normal course of business, the Company purchases silicon from REC or its affiliates under existing supply agreements. For the quarter ended March 31, 2007, the Company purchased approximately $966,000 from REC. As of March 31, 2007, the Company had $300,000 outstanding due to REC.
The Company receives fees from EverQ for its marketing and sale of EverQ modules, as well as the management of customer relationships and contracts, and royalty payments for its technology contribution to EverQ, which combined totaled approximately $1.5 million for the quarter ended March 31, 2007. The Company also receives payments from EverQ as a reimbursement of certain research and development costs it incurs that could benefit EverQ. For the quarter ended March 31, 2007, the Company earned $779,000 from EverQ for reimbursement of research and development, and other support costs. At March 31, 2007 receivables from EverQ of $2.0 million, and payables to EverQ of $13.1 million, are included in the accompanying condensed consolidated balance sheets.
13. Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and March 31, 2007, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of January 1, 2007 and March 31, 2007, the Company had no accrued interest related to uncertain tax positions. The Company files federal, state and foreign income tax returns. The tax years 2003-2006 remain open to examination by these taxing jurisdictions.
14. Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the fiscal year beginning January 1, 2008. The Company is in the process of evaluating this statement, but does not expect that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.
15. Subsequent Events
On April 6, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a credit facility that provides for a $25.0 million secured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on the Company’s behalf, and includes a foreign exchange sublimit and a cash management services sublimit. The interest rates on borrowings under the line of credit will be calculated by reference to Silicon Valley Bank’s prime rate and will depend on maintenance by the Company of certain amounts of cash at Silicon Valley Bank. The credit facility matures on April 5, 2008, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized.
On April 17, 2007, the Company announced that it had entered into a multi-year polysilicon supply agreement (the “Supply Agreement”) with DC Chemical Co., Ltd. (“DC Chemical”). The Supply Agreement provides the general terms and conditions pursuant to which DC Chemical will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in late 2008 and continuing through 2014. Under the Supply Agreement, the Company is expected to receive sufficient polysilicon to manufacture a total of approximately 1 gigawatt (“GW”) of photovoltaic solar modules through 2014.
Concurrent with the execution of the Supply Agreement, the Company and DC Chemical also entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which DC Chemical purchased 3.0 million shares of the Company’s common stock for $12.07 per share, representing the closing price of the Company’s common stock on the NASDAQ Global Market on April 16, 2007, resulting in total proceeds to the Company of approximately $36 million. Pursuant to the Purchase Agreement, the Company also issued an additional 4.5 million shares of restricted common stock and 625 shares of restricted Series B preferred stock to DC Chemical. The Series B preferred stock will automatically convert into 6.25 million shares of restricted common stock upon the termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended, which is expected to occur within 45 days of the closing. The restrictions on the common stock and the Series B preferred stock will lapse upon the delivery of 500,000 kilograms of polysilicon to the Company.
The Company and DC Chemical also entered into a Stockholders Agreement (the “Stockholders Agreement”) dated April 17, 2007. The Stockholders Agreement prohibits, without the Company’s consent, certain acquisitions of the Company’s common stock by DC Chemical, certain proxy solicitation activities, as well as DC Chemical’s ability to publicly announce or make certain proposals regarding business combinations involving the Company, among other things. The Stockholders Agreement also provides DC Chemical with the right to participate in certain future securities offerings by the Company, on the same terms and conditions as other purchasers in any such financing, in order to maintain its pro rata percentage ownership of the Company subject to regulatory restrictions imposed by the NASDAQ Global Market. DC Chemical’s preemptive rights terminate upon the earlier of (a) the seventh anniversary of the closing, (b) such time as DC Chemical no longer holds at least 10 million shares of the Company’s common stock, or (c) upon a termination of the Supply Agreement resulting from the failure of DC Chemical to deliver certain quantities of polysilicon to the Company. In addition, the Stockholders Agreement provides DC Chemical with certain registration rights, including a requirement that the Company, among other things, file an automatic shelf registration statement covering the 3 million shares of common stock purchased at the closing within 15 days of the closing, and file another automatic shelf registration statement covering the restricted stock within 15 days of when the restrictions lapse. Finally, the Stockholders Agreement prohibits, without the Company’s consent, DC Chemical from transferring its shares of the Company’s common stock to any person who, after the transfer, would have beneficial ownership of 10% or more of the voting power of the Company.
On April 17, 2007, the Company announced its intention to significantly expand its manufacturing operations with a new facility expected to be located on the campus of the Massachusetts Technology Collaborative (“MTC”) in Westborough, Massachusetts. The Company’s Board of Directors has approved the construction of a new $150 million facility that will increase the Company’s production capacity in Massachusetts by 70 megawatts (“MW”) and double its employee base in the state to more than 600 employees.
On April 30, 2007, the Company entered into a Guarantee and Undertaking in connection with EverQ entering into a syndicated loan agreement with a syndicate of lenders led by Deutsche Bank AG. The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, the Company has agreed to guarantee up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement. The Company has transferred $41 million to an account with Deutsche Bank AG for its portion of the guarantee.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Interim Financial Statements and the related notes that appear elsewhere in this document.
EXECUTIVE OVERVIEW
We develop, manufacture and market solar power products, enabled by our proprietary String Ribbontm technology, that provide reliable and environmentally clean electric power throughout the world. String Ribbon technology is an efficient process for manufacturing crystalline silicon wafers, which are the primary components of photovoltaic cells. Photovoltaic cells generate direct current electricity when exposed to sunlight. We believe that our proprietary and patented technologies offer significant design, cost and manufacturing advantages over competing solar power technologies.
Our revenues today are primarily derived from the sale of solar modules, which are assemblies of photovoltaic cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our modules associated with electronics, structures and wiring systems. Applications for our products include on-grid generation, in which supplemental electricity is provided to an electric utility grid, and off-grid generation for markets where access to conventional electric power is not economical or physically feasible. Our products are currently sold primarily in the United States, Germany, and Korea.
With Q-Cells AG, or Q-Cells, the world’s largest independent manufacturer of solar cells, whose crystalline silicon solar cells are among the highest efficiency polycrystalline solar cells commercially available, and Renewable Energy Corporation ASA, or REC, one of the world’s largest manufacturers of solar-grade silicon and multicrystalline wafers, we are an equal partner in EverQ GmbH, or EverQ, a limited liability company organized under the laws of Germany. EverQ develops and operates facilities to manufacture solar products based on our proprietary String Ribbon technology using fabrication processes that combine our, Q-Cells’ and REC’s manufacturing technologies. We believe that EverQ will accelerate the availability of wafer, cell and module manufacturing capacity based on String Ribbon technology and provide greater access to the European solar market. EverQ currently expects to ramp production capacity from about 30 MW in 2006 to approximately 300 MW by 2010. EverQ began implementing this expansion strategy during the third quarter of 2006 with the commencement of construction of a second integrated wafer, cell and module factory in Thalheim, Germany with an expected capacity of approximately 60 MW (“EverQ-2”). Production at the new facility is expected to begin in the second quarter of 2007 and is expected to reach full capacity by year-end 2007. To support EverQ’s growth to approximately 300 MW by 2010, REC will provide polysilicon at market-based pricing for a seven year period.
In addition to the expansion of EverQ, on April 17, 2007, we announced that we had entered into a multi-year polysilicon supply agreement with DC Chemical Co., Ltd., or DC Chemical, a leading Korean chemicals producer, with shipments beginning in late 2008 and continuing through 2014. Under the agreement, we expect to receive sufficient polysilicon to manufacture a total of approximately 1 GW of photovoltaic solar modules through 2014. The supply agreement with DC Chemical will allow us to significantly expand our manufacturing operations through the construction of new facilities, the first of which is expected to be located in Westborough, Massachusetts. The Westborough facility is expected to increase our production capacity in Massachusetts by 70 MW. Construction of the new facility is planned to begin in early fall 2007 with completion expected in late 2008. Concurrent with the execution of the supply agreement, DC Chemical purchased 3.0 million shares of our common stock and we issued an additional 4.5 million shares of restricted common stock and 625 shares of restricted preferred stock to DC Chemical. The preferred stock will automatically convert into 6.25 million shares of restricted common stock upon the termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The restrictions on the common stock and the preferred stock will lapse upon the delivery of 500,000 kilograms of polysilicon to the Company.
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
Accounting for EverQ
On December 19, 2006, the Company, Q-Cells and REC became equal partners in EverQ and now share equally in its prospective net income or loss. As a result of our reduction in ownership to one-third, we were required to account for our interest in EverQ under the “equity method of accounting”, as opposed to consolidating the operating results of EverQ as we have in the past. Under the equity method of accounting, we will report our one-third share of EverQ’s net income or loss as a single line item in our income statement and our investment in EverQ as a single line item in our balance sheet. We began applying the equity method with respect to EverQ on December 20, 2006.
Under the new agreements with EverQ and its partners, we will continue to market and sell all solar modules manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We will receive fees from EverQ and will no longer report gross revenue or cost of goods sold resulting from the sale of EverQ’s solar modules. During 2007, we will receive a fee of 1.7% of gross EverQ revenue relating to the sales and marketing fee. In addition, we will receive royalty payments associated with our ongoing technology agreement with EverQ. Taken together, the sales and marketing fee and royalty payments will total approximately 5.4% of gross EverQ revenue. We also expect to receive payments from EverQ as a reimbursement of certain research and development costs we will incur that could benefit EverQ. Income statement classification of these research and development reimbursement payments will depend on how we are reimbursed. A best efforts arrangement allows for the reimbursement to offset expenses whereas a specific performance arrangement requires us to record both revenue and an offsetting cost of revenue. We believe that the majority of these reimbursements will be best efforts in nature and therefore will be shown as a reduction of our expenses.
For the quarter ended March 31, 2007, the Company earned $1.5 million from EverQ for royalty and selling fees and $779,000 from EverQ for reimbursement of research and development, and other support costs.
While these revenue streams are based on current expansion and financial expectations of EverQ, as well as expected future technology developments, they are subject to periodic review and adjustment by the shareholders of EverQ and could vary widely from these estimates.

Revenue Recognition and Allowance for Doubtful Accounts
We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell our products to end users throughout the world. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and known changes in their financial condition. Royalty and fee revenues are recognized at contractual rates upon shipment of product by EverQ.
We also evaluate the facts and circumstances related to each sales transaction and consider whether risk of loss has passed to the customer upon shipment. We consider whether our customer is purchasing our product for stock, and whether contractual or implied rights to return the product exist or whether our customer has an end user contractually committed. To date we have not offered rights to return our products other than for normal warranty conditions.
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, such that their ability to make payments was impaired, additional allowances could be required.
Warranty
We have provided for estimated future warranty costs of approximately $705,000 as of March 31, 2007, representing our best estimate of the likely expense associated with fulfilling our obligations under such warranties. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
 Stock-based Compensation
On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 — (revised 2004), “Share-Based Payment"(“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. We selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Total equity compensation expense recognized during the quarters ended April 1, 2006 and March 31, 2007, was approximately $1.2 million and $1.5 million, respectively. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods.
See Note 6 of our condensed consolidated interim financial statements for further information regarding our stock-based compensation assumptions and expenses.
Inventory
Inventory is valued at the lower of cost or market determined on a first-in, first-out basis. Certain factors may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to its cost structure. Estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizable value. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We consider lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

Impairment of Long-lived Assets
Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that an impairment is required, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes further reducing manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.
RESULTS OF OPERATIONS
Revenues. Total revenues consist of revenues from the sale of products, royalty revenue associated with our ongoing technology agreement with EverQ, and fees from EverQ for our marketing and selling activities associated with sales of product manufactured by EverQ under the Evergreen Solar brand. Product revenues consist of revenues from the sale of solar cells, panels and systems.
As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company applied the equity method of accounting for its share of EverQ results from December 20, 2006 forward. Due to this transition, we anticipate that a significant portion of our product revenues will come from domestic customers.
Cost of revenues. Cost of product revenues consists primarily of salaries and related personnel costs, materials expenses, depreciation expenses, maintenance, rent, compensation costs associated with the adoption of SFAS 123R and other support expenses associated with the manufacture of our solar power products.
Research and development expenses.Research and development expenses consist primarily of salaries and related personnel costs, compensation costs associated with the adoption of SFAS 123R, consulting expenses, and prototype costs related to the design, engineering, development, testing and enhancement of our products, manufacturing equipment and manufacturing technology. We expense our research and development costs as incurred. We also expect to receive payments from EverQ as reimbursement of certain research and development costs we will incur that could benefit EverQ. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers.
Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel costs, compensation costs associated with the adoption of SFAS 123R, accounting and legal fees, rent, insurance and other selling and administrative expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts to support our anticipated growth, hire additional sales personnel and initiate additional marketing programs.
Other income, net. Other income, net consists of interest income primarily from interest earned on the holding of short-term marketable securities, bond premium amortization (or discount accretion), interest expense on outstanding debt and net foreign exchange gains and losses.

Equity income in EverQ. As of December 20, 2006, we began accounting for our share of EverQ’s results under the equity method of accounting, which requires us to record our one-third share of EverQ’s net income or loss as one line item in our consolidated statement of operations.
Minority interest. Through December 19, 2006 we consolidated the financial results of EverQ in our financial statements. For the quarter ended April 1, 2006, EverQ incurred losses of $4.1 million, all of which are consolidated in our financial statements. However, $1.5 million of that loss represents the portion of EverQ losses attributable to the Q-Cells and REC minority interests.
Comparison of Quarters Ended March 31, 2007 and April 1, 2006
Revenues. Our revenues for the quarter ended March 31, 2007 were $14.1 million, an increase of $2.5 million, or 22%, from $11.6 million for the quarter ended April 1, 2006. The increase in revenues was due to royalty revenue and marketing and selling fees from EverQ of approximately $1.5 million in addition to increased product revenue from improved operating efficiency of our Marlboro manufacturing facility.
International revenues accounted for approximately 28% of total revenues for the quarter ended March 31, 2007, and 67% for the quarter ended April 1, 2006. Since EverQ product shipments did not begin until the second quarter of 2006, we had to fulfill a larger proportion of our European customer orders from product manufactured at our Marlboro facility. As EverQ shipments increased substantially throughout 2006 and into 2007, European customer orders were fulfilled mainly from product manufactured in Thalheim, Germany. We expect that the Marlboro pilot manufacturing facility will mainly support the U.S. market, and will continue to do so for the foreseeable future. As of December 20, 2006, we began accounting for our share of EverQ’s results under the equity method of accounting which requires us to record our one-third share of EverQ’s net income or loss as one line item in our consolidated statement of operations rather than consolidate EverQ’s results as was done prior to December 20, 2006. Therefore, reported revenues in future 2007 periods will be lower than comparable periods in 2006.
The following table summarizes the concentration of quarterly revenues by geography and customer:

	Quarter Ended
	April 1,	March 31,
	2006	2007
By geography:
U.S. distributors	33%	72%
Germany	66%	10%
Korea	0%	17%
Other	1%	1%

	100%	100%

By customer:
PowerLight Corporation	0%	22%
Woojin Electric Machinery Co. Ltd.	0%	17%
SunEdison	0%	15%
groSolar	4%	10%
Krannich Solartechnik	11%	0%
Donauer Solartechnik	17%	0%
All other	68%	36%

	100%	100%

Cost of product revenues and gross margins. Our cost of revenues for the quarter ended March 31, 2007 was $11.3 million, a decrease of $1.7 million, or 13%, from $13.0 million for the quarter ended April 1, 2006. The majority of the decline was attributable to the results of EverQ, one third of which is reported as one line item below operating loss in our consolidated statement of operations for the quarter ended March 31, 2007 rather than being consolidated with our results as was done prior to December 20, 2006. This decline was offset by increases in materials consumption and labor costs associated with higher production volumes, as well as non-recurring freight costs primarily caused by our efforts to balance certain key raw materials between Europe and the United States. Gross margin for the quarter ended March 31, 2007 was 20.0% versus a negative 12.5% for the quarter ended April 1, 2006. The increase in gross margin primarily resulted from start-up costs associated with the EverQ facility of approximately $2.5 million which were included in the quarter ended April 1, 2006, manufacturing productivity and efficiency improvements experienced in the first quarter of 2007 compared to the first quarter of 2006, and fee income earned from EverQ in the first quarter of 2007.
Research and development expenses. Our research and development expenses for the quarter ended March 31, 2007 were $5.2 million, an increase of $1.0 million, or 25%, from $4.2 million for the quarter ended April 1, 2006. The increase is primarily attributable to increased labor costs associated with internal initiatives aimed to improve our manufacturing technologies and activities in addition to higher rent and depreciation expense, offset somewhat by approximately $339,000 for reimbursement of research and development costs from EverQ.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended March 31, 2007 were $4.7 million, an increase of $341,000, or 8%, from $4.4 million for the quarter ended April 1, 2006. The increase was primarily attributable to increased compensation costs associated with additional personnel as well as costs associated with our equity compensation plans, costs incurred as part of our effort to re-brand the Evergreen logo and increased legal fees associated with the DC Chemical supply agreement, offset by EverQ costs of $785,000 which were included in consolidated selling, general and administrative costs for the period ended April 1, 2006 and are no longer included in the comparable period in 2007.
Other income, net. Other income, net for the quarter ended March 31, 2007 was comprised of $599,000 in net foreign exchange gains, $1.3 million in interest income, and $909,000 in interest expense. Other income, net for the quarter ended April 1, 2006 consisted of $540,000 in net foreign exchange gains, $1.3 million in interest income and $1.5 million in interest expense. The decrease in interest expense was primarily due to the interest cost associated with the EverQ loan facility with Deutsche Bank, one-third of which is now included as one line item in our consolidated statement of operations rather than being consolidated as was done prior to December 20, 2006.
Equity loss from interest in EverQ. Equity loss from our interest in EverQ for the quarter ended March 31, 2007 was $24,000 which resulted primarily from planned EverQ start-up costs of approximately $1.2 million associated with the EverQ-2 manufacturing facility.

Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues; and beginning in 2007, fees from EverQ for our marketing and sale of EverQ modules and royalty payments for our technology contribution to EverQ. Research and development expenditures have historically been partially funded by government research contracts. At March 31, 2007, we had working capital of $51.8 million, including cash, cash equivalents and marketable securities of $55.2 million.
Net cash provided by operating activities was $8.5 million for the quarter ended March 31, 2007, as compared to net cash used in operating activities of $9.3 million for the quarter ended April 1, 2006. Net cash provided by operating activities in the quarter ended March 31, 2007 was due to the net loss for the quarter of $6.2 million offset by a decrease in accounts receivable of $11.5 million, depreciation expense of $1.5 million, and compensation expense associated with employee equity awards of $1.5 million. Net cash used in operating activities in the quarter ended April 1, 2006 was due primarily to the net loss for the quarter of $8.1 million, increases in other current assets of $2.9 million and increases in inventory of $2.5 million, offset by depreciation expense of $1.5 million, increases in accrued expenses of $3.5 million and increases in accrued debt interest of $1.1 million.
Fluctuations in accounts receivable from period to period are a result of timing of customer invoicing and receipt of payments from customers. The decline in accounts receivable from December 31, 2006 is primarily attributable to customer payments in addition to the payment of amounts due to us from EverQ.
Net cash provided by investing activities was $14.8 million for the quarter ended March 31, 2007 compared to cash used in investing activities of $7.3 million for the quarter ended April 1, 2006. Net cash provided by investing activities for the quarter ended March 31, 2007 was due to the sale and maturity of marketable securities offset primarily by purchases of equipment for our Marlboro manufacturing and research and development facilities. The net cash used in investing activities for the quarter ended April 1, 2006 was due to purchases of equipment associated with the construction of the EverQ facility offset by net proceeds from the purchase, sale and maturity of marketable securities.
Capital expenditures were $3.6 million for the quarter ended March 31, 2007 compared to $19.7 million for the quarter ended April 1, 2006. Capital expenditures for the quarter ended March 31, 2007 were primarily for equipment for our Marlboro manufacturing facility, whereas the capital expenditures for the quarter ended April 1, 2006 were primarily for equipment needed for our Marlboro manufacturing and research and development facilities and completion of the EverQ facility and related equipment. As of March 31, 2007, our outstanding commitments for capital expenditures were approximately $6.6 million. Essentially all of these capital commitments are for infrastructure improvements and equipment for our Marlboro facilities. In addition, on April 17, 2007, the Company announced its intention to significantly expand its manufacturing operations with a new facility expected to be located on the campus of the Massachusetts Technology Collaborative (MTC) in Westborough, Massachusetts. The Company’s Board of Directors has approved the construction of a new $150 million facility that will increase the Company’s production capacity in Massachusetts by 70 MW and double its employee base in the state to more than 600 employees.
Net cash provided by financing activities was $481,000 for the quarter ended March 31, 2007 compared to $26.7 million for the quarter ended April 1, 2006. Net cash provided by financing activities for the quarter ended March 31, 2007 was due to proceeds from the exercise of stock options and shares purchased under the Employee Stock Purchase Plan. Net cash provided by financing activities for the quarter ended April 1, 2006 was due to proceeds from increased outstanding debt associated with the EverQ loan facilities and proceeds from the exercise of stock options and warrants. On April 6, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a credit facility that provides for a $25.0 million secured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on the Company’s behalf, and includes a foreign exchange sublimit and a cash management services sublimit. In addition, on April 17, 2007, the Company and DC Chemical Co., Ltd. (“DC Chemical”) entered into a stock purchase agreement pursuant to which DC Chemical purchased 3.0 million shares of the Company’s common stock for $12.07 per share, representing the closing price of the Company’s common stock on the NASDAQ Global Market on April 16, 2007, resulting in total proceeds to the Company of approximately $36.2 million.
On April 30, 2007, the Company entered into a Guarantee and Undertaking in connection with EverQ entering into a syndicated loan agreement with a syndicate of lenders led by Deutsche Bank AG. The loan agreement provides EverQ with aggregate borrowing availability of up to EUR 142,000,000. Pursuant to the Guarantee, the Company has agreed to guarantee up to EUR 30,000,000 of EverQ’s repayment obligations under the loan agreement. To collateralize the Guarantee, the Company has deposited $41,000,000 in a Deutsche Bank account.
We believe that our current cash, cash equivalents and marketable securities coupled with our ability to access the capital markets, will be sufficient to fund our planned capital programs and to fund our operating expenditures over the next twelve months. We may be required to raise additional capital to respond to competitive pressures, to acquire complementary businesses, to provide further funding for EverQ, to fund the expansion of the Company’s manufacturing facilities, or to secure raw material and/or necessary technologies. We do not know whether we will be able to raise additional capital on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

Off-Balance Sheet Arrangements
Other than our subordinated convertible notes which holders may convert into shares of our common stock at any time, we do not have any other special purpose entities or off-balance sheet financing arrangements, other than routine operating leases associated with our Marlboro facilities.
Contractual Obligations
There have been no material changes since December 31, 2006 to our contractual obligations reported in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 27, 2007 except that on April 17, 2007, the Company announced that it had entered into a multi-year polysilicon supply agreement with DC Chemical. The Supply Agreement is a take-or-pay agreement and provides the general terms and conditions pursuant to which DC Chemical will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in 2008 and continuing through 2014. Under the Supply Agreement, the Company is expected to receive sufficient polysilicon to manufacture a total of approximately 1 GW of photovoltaic solar modules through 2014.
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
FOREIGN CURRENCY EXCHANGE RATE RISK
For the quarter ended March 31, 2007, all of the Company’s product sales were denominated in US dollars. The portion of EverQ revenue upon which our royalty and selling fees are calculated that is Euro-denominated is less than 10% of our total revenue and as such limits our exposure to foreign exchange gains or losses. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.
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
Internal Control over Financial Reporting
During the quarter ended March 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings within the meaning of Item 103 of Regulation S-K.
ITEM 1A. RISK FACTORS
The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see “Forwarding Looking Statements” at the beginning of this report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could adversely affect our business, financial condition or results of operations.
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
Since our inception, we have incurred significant net losses, including a net loss of $26.7 million for the year ended December 31, 2006 and a net loss of $6.2 million for the three months ended March 31, 2007. Principally as a result of ongoing operating losses, we had an accumulated deficit of $125.9 million as of March 31, 2007. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:
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
We believe that our current cash, cash equivalents and marketable securities, combined with our ability to access capital markets and availability under our $25 million working capital line of credit, will be sufficient to fund our planned capital programs, fund our current commitments with EverQ, to fund the expansion of the Company’s manufacturing facilities and fund our operating expenditures over the next twelve months. We may be required to secure additional capital to respond to competitive pressures, and/or acquire complementary businesses, provide further funding for EverQ, secure silicon and other raw materials, or necessary technologies. Furthermore, we, along with REC and Q-Cells, have guaranteed a long-term loan entered into by EverQ, which, if EverQ were to default on, could materially impact the availability of our existing funds, and require us to secure additional capital. We do not know whether we will be able to secure additional financing or financing on terms favorable to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In such a case, our stock price would likely be materially and adversely impacted. Additionally, we recently entered into a credit facility with Silicon Valley Bank, which contains various financial and operating covenants that may restrict our ability to grow our business as rapidly as we planned or take advantage of new business opportunities as freely as we would like.
In addition, if we raise additional funds through the issuance of equity or convertible or exchangeable securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.
EverQ provides the majority of the solar products that we distribute and is an important component of our growth strategy. EverQ is subject to numerous risks, many of which are outside of our control, and we cannot assure you that EverQ will achieve its objective or otherwise be successful. If EverQ is not successful, our business would be materially and adversely harmed and our stock price would decline.
EverQ remains subject to the risk that the parties may be unable to finance, both directly and through government or third party sources, the costs of building additional facilities or operating existing facilities. A delay in EverQ’s ability to expand its manufacturing capacity would negatively affect our ability to significantly grow revenue streams from EverQ and achieve profitability. In addition, EverQ subjects us to the risks inherent in complex strategic partnership transactions with third parties located in international markets, including the following:
•	government grants that have been approved may be subject to forfeiture or repayment in whole or in part if EverQ fails to continue to meet the conditions for such grants or if such grants for any reason become unavailable from German or European Union sources;

•	the establishment of new facilities may result in cost overruns, delays, equipment problems and construction, start-up and other operating difficulties, any of which could adversely affect the ability of EverQ to achieve or grow revenue on the timeframe we expect; as we only own one-third of EverQ, Q-Cells and REC will have the ability to influence the strategic direction of EverQ and other material decisions of EverQ; as a result, we may be unable to take certain actions that we believe would be in our best interests, which, given the expected materiality of EverQ to our combined operations, could significantly harm our business; further, we may be liable to third parties for the material decisions and actions of Q-Cells and REC in EverQ, which actions may harm EverQ and our business;

•	the joint venture agreement is governed by German law and may be subject to multiple, conflicting and changing laws, regulations and tax schemes relating to EverQ;

•	EverQ may be unable to obtain, maintain or enforce adequate intellectual property rights and protection due to limited or unfavorable intellectual property protection and may be subject to claims or suits alleging infringement of third party intellectual property rights;

•	under certain circumstances, if we exit EverQ, EverQ will continue to have certain rights to our proprietary technologies that we are licensing to it and thereby compete with us;

•	limitations on dividends or restrictions against repatriation of earnings may limit our ability to capitalize on earnings from EverQ;

•	the operation of the manufacturing facility may experience seasonal reductions in productivity common in certain foreign countries, such as the summer months in Europe;

•	EverQ may be subject to increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	EverQ may be unable to successfully hire and retain the additional personnel necessary to operate the facility, or future facilities;

•	we will be exposed to fluctuations in currency exchange rates; and

•	we may experience difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

Our future success depends on our ability to increase our manufacturing capacity through the development of additional manufacturing facilities. We may be unable to achieve our capacity expansion goals, which would limit our growth potential, impair our operating results and financial condition and cause our stock price to decline.
Our future success depends on our ability to increase our manufacturing capacity through the development of additional manufacturing facilities. In this regard, we recently announced our intention to construct a new facility in Westborough, Massachusetts that will increase our production capacity by 70 MW. Construction of the new facility is planned to begin in early fall 2007 with completion expected in late 2008. Our ability to begin and complete construction according to this timeframe is contingent on our ability to obtain and satisfy the requirements imposed by certain permits needed to begin construction and operation. Our failure to obtain or satisfy the requirements of these permits could delay construction of the new facility. In addition, EverQ has stated its intention to increase production capacity from 30MW in 2006 to approximately 300MW by 2010, and in the third quarter of 2006 commenced this expansion through the construction of a second integrated wafer, cell and module factory with an expected capacity of approximately 60MW. Production in this factory is expected to begin in the first half of 2007, and full capacity is expected to be achieved by year-end 2007. There can be no assurance that EverQ will be successful in establishing additional facilities or, once established, that EverQ will attain the manufacturing capacity or the financial results that we currently expect.
Our ability to develop these and additional manufacturing facilities is subject to significant risk and uncertainty, including:
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
In addition, in connection with our planned new facility in Westborough, Massachusetts, we expect to receive significant subsidies from the Commonwealth of Massachusetts through the Commonwealth’s support program. The support program is expected to provide up to $23 million in grants, up to $17.5 million in low-interest loans and a low-cost, 30-year lease of land. However, no assurance can be made that we will continue to qualify for all or any of these subsidies, or that these subsidies will otherwise remain available as needed. If we do not receive these subsidies, we may be required to incur additional costs to complete construction of the facility or we may need to raise additional capital for the construction on less attractive terms. If we do receive any of these subsidies, we may be required to agree to various restrictions on the operation of our business, which may have a negative impact on our operations.
The solar power industry is currently experiencing an industry-wide shortage of polysilicon. The prices that we pay for polysilicon have increased recently and we expect prices to remain at or above current levels for the foreseeable future, which may constrain our revenue growth and decrease our gross margins and profitability.
Polysilicon is an essential raw material in our production of photovoltaic, or solar, cells. There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. Increases in polysilicon prices have in the past increased our manufacturing costs and may impact our manufacturing costs and net income in the future. As demand for solar cells has increased, many of our principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and could further exacerbate the current shortage until further polysilicon capacity is installed by suppliers. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near term. We expect that polysilicon demand will continue to exceed supply throughout 2007 and potentially for a longer period.
Although we and EverQ have contracted with vendors for silicon supply, our estimates regarding our supply needs may not be correct and our suppliers may not satisfy their obligations under these contracts. In addition, with respect to our recently announced supply agreement with DC Chemical, DC Chemical must construct a new factory that will be used to manufacture the polysilicon to be delivered to us. The construction of this facility is subject to numerous risks and uncertainties relating to new construction, and DC Chemical has limited experience in developing polysilicon manufacturing facilities. If DC Chemical or any of our other polysilicon suppliers are unable or unwilling to supply us with polysilicon, we may have limited recourse, and our ability to meet existing and future customer demand for our products would be impaired. In turn, this could cause us to make fewer shipments, lose customers and market share and generate lower than anticipated revenues, thereby seriously harming our business, financial condition and results of operations.
Our dependence on a limited number of third party suppliers for raw materials, key components for our solar power products and custom-built equipment for our operations could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.
We manufacture all of our solar power products using materials and components procured from a limited number of third-party suppliers, which makes us susceptible to quality issues, shortages and price changes. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellations and loss of market share. To the extent the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us. Certain of the capital equipment used in the manufacture of our solar power products has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. Consequently, any damage to or breakdown of our manufacturing equipment at a time when we are manufacturing commercial quantities of our products may have a material adverse impact on our business. For example, a supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our capacity expansion of our manufacturing facility and otherwise disrupt our production schedule or increase our costs of production.
We continue to invest significantly in research and development, and these efforts may not result in improved products or manufacturing processes.
We have historically invested heavily in research and development related to new product development and improving our manufacturing processes, and expect to continue to invest heavily in research and development in the future. If we fail to successfully develop our new solar power products or technologies, we will likely be unable to recover the costs we have incurred to develop these products and technologies and may be unable to increase our revenues and to become profitable. Some of our new product and manufacturing technologies are novel and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. In addition, we invest significantly in developing new manufacturing processes designed to reduce our total costs of production. Our new manufacturing technologies have been tested only in our pilot manufacturing facility and, in most cases, including with respect to our Quad-Ribbon wafer production technology, only limited pre-production prototypes of our new products have been field-tested. If our development efforts regarding new manufacturing technologies are not successful, and we are unable to increase the efficiency and decrease the costs of our manufacturing process, we may not be able to reduce the price of our products, which might prevent our products from gaining wide acceptance, and our gross margins may be negatively impacted.
Our solar power products may not gain market acceptance, which would prevent us from achieving increased revenues and market share.
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
If our solar power products fail to gain market acceptance, we would be unable to increase our revenues and market share and to achieve and sustain profitability.
Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline.
Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. We believe that a variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts maybe rendered obsolete by the technological advances of others and other technologies may prove more advantageous for the commercialization of solar power products.
Our ability to increase market share and revenues depends on our ability to successfully maintain our existing distribution relationships and expand our distribution channels.
We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. During our quarter ended March 31, 2007, we sold our solar power products to approximately 25 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our revenues by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and revenues will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.
We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.
Revenues outside of the United States constituted approximately 28% of our total revenues for the quarter ended March 31, 2007. We expect that our revenues both from resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, will continue to be significant. Significant management attention and financial resources will be required to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets in which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:
•	difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

•	inability to obtain, maintain or enforce intellectual property rights;

•	encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries;

•	fluctuations in currency exchange rates relative to the U.S. dollar;

•	difficulty in recruiting and retaining individuals skilled in international business operations;

•	increased costs associated with maintaining international marketing efforts;

•	difficulty of enforcing revenue collection internationally; and

•	inability to develop, manufacture, market and sell our products and services in Germany and other international markets due to, for example, third-party intellectual property rights.
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
As of March 31, 2007, approximately 23%, 17% and 13% of our total accounts receivable were outstanding from PowerLight Corporation, Woojin Electric Machinery Co., Ltd., and SunEdison, respectively. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:
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

In addition, other strategic alliances that we establish, will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement, require us to issue additional shares of our common stock and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control, which would in turn cause our stock price to decline.
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
We had approximately 350 employees as of March 31, 2007, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products, develop our distribution network, operate our manufacturing facilities, implement our strategy and grow our business. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.
Extended business interruption at our manufacturing facilities could result in reduced sales.
We utilize highly flammable materials such as silane and methane in our manufacturing processes. By utilizing these materials, we are subject to the risk of losses arising from explosions and fires. Our inability to fill customer orders during an extended business interruption could negatively impact existing customer relationships resulting in market share decreases and reduced revenues.
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
If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our revenues would not significantly increase and we would be unable to achieve or sustain profitability.
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
We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and revenues.
The solar power market is intensely competitive and rapidly evolving. Many of our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are a large number of companies in the world that produce solar power products, including BP Solar International Inc., First Solar, Inc., Kyocera Corporation, Mitsubishi, RWE Schott Solar, Inc., Sanyo Corporation, Sharp Corporation, SunPower Corporation, Solar World AG, and SunTech Power Holdings Co., Ltd. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs. Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential resellers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.
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
Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our products and services against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products and services:
•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

•	given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important;

•	third parties may design around our patented technologies or seek to challenge or invalidate our intellectual property rights and there is no assurance that our intellectual property rights will deter infringement or misappropriation of our intellectual property;

•	we may incur significant costs and diversion of management resources in prosecuting or defending intellectual property infringement suits;

•	we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights, which may not be available to us, whether on reasonable terms or at all; and

•	the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public.

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
We may be unable to adequately protect or enforce our proprietary information, which may result in its unauthorized use, reduced revenues or otherwise reduce our ability to compete.
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
If we fail to comply with present or future environmental laws or regulations we may be required to pay substantial fines, incur significant capital expenditures, suspend or limit production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of or generation of, or to restrict adequately the discharge or disposal of, hazardous substances or wastes or to otherwise meet the complex, technical environmental regulations governing our activities could subject us to potentially significant monetary damages and fines, criminal proceedings, third party property damage or personal injury claims, natural resource damage claims, cleanup costs or other costs, or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations governing liability for releases of hazardous substances or wastes to the environment, a governmental agency may seek recovery and response costs from generators of the hazardous substances or operators of property where releases of hazardous substances have occurred or are ongoing, even if such party was not responsible for the release or otherwise at fault. We believe that we either have all environmental permits necessary to conduct our business or have initiated the process to obtain additional or modified environmental permits needed to conduct our business. While we are not aware of any outstanding, material environmental claims or obligations, future developments such as the implementation of new, more stringent laws and regulations, more aggressive enforcement policies, or the discovery of unknown environmental conditions associated with our current or past operations may require expenditures that could have a material adverse effect on our business, results of operations or financial condition.
Product liability claims against us could result in adverse publicity and potentially significant monetary damages.
Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products we sell results in injury. Since our products are electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since revenues generated from our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate to cover these claims, they could require us to make significant payments.
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
The price of our common stock has been volatile, and you may not be able to resell your shares at or above your purchase price.
Our common stock is listed on the Nasdaq Global Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq Global Market, have ranged from $7.16 to $14.51 for the 52-week period ended May 3, 2007. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance and governmental policy, including general economic and technology trends. The Nasdaq Global Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources. Our quarterly revenues and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:
•	the size and timing of customer orders for or shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our String-Ribbon technology;

•	our ability to establish and expand key customer and distributor relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to expand Evergreen Solar and EverQ within budget and within the time frame that we expect;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	one time charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

•	the timing of adding the personnel necessary to execute our growth plan.
We anticipate that our operating expenses will continue to increase, particularly as we develop our internal infrastructure to support our anticipated growth. If our product revenues in any quarter do not increase correspondingly, our net losses for that period will increase. Moreover, given that a significant portion of our operating expenses is largely fixed in nature and cannot be quickly reduced, if our product revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected. For these reasons, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and you should not rely on results of operations in any particular quarter as an indication of future performance. If our quarterly revenues or results of operations fall below the expectations of investors or public market analysts in any quarter, the market value of our common stock would likely decrease, and it could decrease rapidly and substantially.

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
Our certificate of incorporation authorizes us to issue up to 27,227,668 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of stockholders of our common stock. For example, an issuance of shares of preferred stock could:
•	adversely affect the voting power of the stockholders of our common stock;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the stockholders of our common stock could expect to receive upon our liquidation; or

•	result in dilution to existing stockholders or otherwise adversely affect the market price of our common stock.
We have in the past and we may in the future issue additional shares of authorized preferred stock at any time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On January 5, 2007, at a special meeting of shareholders held in Marlboro, Massachusetts, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Common Stock, par value $0.01, that the Company is authorized to issue from 100,000,000 shares to 150,000,000 shares. There were 52,033,123 votes cast for the amendment to the Company’s Certificate of Incorporation, 2,663,733 votes cast against the amendment to the Company’s Certificate of Incorporation, 193,664 abstentions and no broker non-votes. On January 8, 2007, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware, reflecting the increase in authorized shares. The Amendment became effective on January 8, 2007.
ITEM 5. OTHER INFORMATION
The company expects to hold its 2007 Annual Meeting of Stockholders on or about July 25, 2007.
ITEM 6. EXHIBITS

Number	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2 (1)	Second Amended and Restated By-laws (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003 (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company (Exhibit 4.4)

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004 (Exhibit 4.5)

3.6 (14)	Certificate of Amendment of Third Amendment and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on January 8, 2007 (Exhibit 3.1)

4.1 (10)	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated June 29, 2005 (Exhibit 4.4)

4.2 (10)	Form of 4.375% Convertible Subordinated Notes due 2012 (Exhibit 4.4)

10.1 (2)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (1)*	2000 Stock Option and Incentive Plan (Exhibit 10.2)

10.3 (6)*	Amended and Restated 2000 Stock Option and Incentive Plan (Exhibit 99.1)

10.4 (6)*	Amended and Restated 2000 Employee Stock Purchase Plan (Exhibit 99.2)

10.5 (1)	Lease Agreement between the Registrant and W9/TIB Real Estate Limited Partnership, dated January 31, 2000, as amended (Exhibit 10.5)

10.6 (1)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers (Exhibit 10.9)

10.7 (5)	Stock and Warrant Purchase Agreement, dated March 21, 2003 (Exhibit 10.1)

10.8 (5)	Form of Registration Rights Agreement (Exhibit 10.3)

10.9 (5)	Voting Agreement, dated March 21, 2003 (Exhibit 10.2)

10.10 (8)	Stock and Warrant Purchase Agreement, dated June 16, 2004 (Exhibit 10.1)

10.11 (8)	Warrant Agreement, dated June 21, 2004 (Exhibit 10.2)

10.12 (8)	Form of Warrants (Exhibit 10.3)

10.13 (8)	Registration Rights Agreement, dated June 21, 2004 (Exhibit 10.4)

10.14 (8)	Conversion, Consent, Voting and Lock-Up Agreement, dated June 21, 2004 (Exhibit 10.5)

10.15 (9)+	Master Joint Venture Agreement by and among the Registrant, Q-Cells AG, Renewable Energy Corporation and EverQ GmbH, dated November 4, 2005 (Exhibit 10.17)

Number	Description
10.16 (9)+	License and Technology Transfer Agreement by and between the Registrant and EverQ GmbH, dated November 24, 2005 (Exhibit 10.18)

10.17 (9)+	Technology Co-Operation Agreement by and between the Registrant and Renewable Energy Corporation, dated November 24, 2005 (Exhibit 10.19)

10.18 (7)*	Evergreen Solar, Inc. Management Incentive Policy (Exhibit 10.20)

10.19 (12)	Purchase Agreement by and between the Registrant and SG Cowen & Co., LLC, as representatives of the Initial Purchasers, dated June 23, 2005 (Exhibit 10.24)

10.20 (10)	Registration Rights Agreement by and between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers, dated June 29, 2005 (Exhibit 10.21)

10.21 (11)+	Memorandum of Understanding by and among the Registrant, Q-Cells AG, EverQ GmbH and Renewable Energy Corporation AS, dated June 5, 2006 (Exhibit 10.1)

10.22 (13)+	Amendment to the Master Joint Venture Agreement by and among the Registrant, Q-Cells AG, Renewable Energy Corporation, REC Solar Grade Silicon LLC and EverQ GmbH, dated September 29, 2006 (Exhibit 10.26)

10.23 (13)+	Sales Representative Agreement by and between the Registrant and EverQ, GmbH, dated September 29, 2006 (Exhibit 10.27)

10.24 (13)+	Amended and Restated License and Technology Transfer Agreements by and between the Registrant and EverQ GmbH, dated September 29, 2006 (Exhibit 10.18)

10.25 (15)	Stock Purchase Agreement by and between the Registrant and DC Chemical Co., Ltd., dated April 17, 2007 (Exhibit 10.1)

10.26 (15)	Stockholders Agreement by and between the Registrant and DC Chemical Co., Ltd., dated April 17, 2007 (Exhibit 10.2)

10.27 (16)+	Supply Agreement by and between the Registrant and DC Chemical Co., Ltd., dated April 17, 2007 (Exhibit 10.3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment granted as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A, filed on October 3, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1/A.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, filed on August 4, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 21, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 filed on March 16, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 9, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 filed on August 11, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(13)	Incorporated herein by reference by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 7, 2006. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(14)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 8, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(15)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(16)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K/A dated April 20, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K/A.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: May 10, 2007
/s/ Michael El-Hillow Michael El-Hillow Chief Financial Officer and Secretary (Principal Financial Officer)