Form 10-Q
period 2007-06-30
EVERGREEN SOLAR INC
filed 2007-08-02
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2007 the registrant has 100,682,178 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

CONCERNS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of the Company will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding the Company’s future growth, revenue, earnings and gross margin improvement; the opening of our planned Massachusetts manufacturing facility and other potential capacity expansions at both the Company and EverQ GmbH (“EverQ”) and the expected timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget; future warranty expenses; benefits and expenses resulting from EverQ; our receipt of public grant awards; capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies; pursuit of future research contracts that are not part of our current ongoing research activities; costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth; shifts in our geographic product revenue mix; international expansion of strategic partnerships, manufacturing operations and distribution networks; operating efficiency of manufacturing facilities including increases in manufacturing scale and technological improvements; the occurrence of and the use of proceeds from sales of our securities; the sufficiency of our cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility to satisfy our anticipated cash requirements; payment of cash dividends; use of derivative financial instruments to manage foreign currency exchange risks; the potential impact of our critical accounting policies and changes in financial accounting standards or practices; our plans for the EverQ joint venture; our continued transitioning to thin wafer production and the expected timing and results of such transition; the expected demand for solar energy; our expectations regarding product performance and cost and technological competitiveness; our expectations regarding future silicon supply from Renewable Energy Corporation and our ability to enter into additional contracts to secure our silicon supply; the anticipated benefits of our String Ribbon technology; the making of strategic investments and the expectation of future benefit from them; the development of the quad technology platform and its potential effects on crystal growth; our position in the solar power market; our ability to reduce the costs of producing solar products; the ability of our suppliers to deliver silicon as required by the supply agreements; and our expectations regarding the amount of photovoltaic solar panels that we will be able to produce based on such supply, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by customers, suppliers and partners, and other risks and uncertainties described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part II of this report and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), copies of which may be accessed through the SEC’s web site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$6,828	$133,484
Marketable securities	42,593	35,605
Restricted cash	—	41,000
Accounts receivable, net of allowances for doubtful accounts	20,249	11,486
Inventory	4,767	4,982
Interest receivable	675	1,099
Other current assets	6,882	7,146

Total current assets	81,994	234,802

Investment in and advances to EverQ	70,460	69,045
Deposits	1,433	2,087
Restricted cash	414	414
Deferred financing costs	2,434	2,213
Prepaid cost of inventory	—	119,914
Fixed assets, net	50,516	59,691

Total assets	$207,251	$488,166

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,465	$14,963
Accrued employee compensation	2,791	2,993
Accrued interest	—	1,968
Accrued warranty	705	705
Other accrued expenses	2,443	3,326

Total current liabilities	24,404	23,955

Subordinated convertible notes	90,000	90,000

Total liabilities	114,404	113,955
Commitments and contingencies (Note 5 and Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized, 68,066,204 and 100,664,378 issued and outstanding at December 31, 2006 and June 30, 2007, respectively	681	1,007
Additional paid-in capital	211,053	505,292
Accumulated deficit	(119,678)	(133,405)
Accumulated other comprehensive income	791	1,317

Total stockholders’ equity	92,847	374,211

Total liabilities and stockholders’ equity	$207,251	$488,166

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Year-to-date Period Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
Product revenues	$22,048	$13,407	$33,614	$26,034
Royalty and fee revenues	—	1,985	—	3,456

Total revenues	22,048	15,392	33,614	29,490
Cost of revenue	21,121	11,952	34,129	23,221

Gross profit (loss)	927	3,440	(515)	6,269

Operating expenses:
Research and development	3,800	5,233	7,809	10,368
Selling, general and administrative	6,554	5,447	11,138	10,276

Total operating expenses	10,354	10,680	18,947	20,644

Operating loss	(9,427)	(7,240)	(19,462)	(14,375)

Other income:
Foreign exchange gains, net	1,419	145	1,959	744
Interest income	1,264	2,160	2,602	3,410
Interest expense	(1,650)	(927)	(3,110)	(1,836)

Other income, net	1,033	1,378	1,451	2,318

Loss before minority interest and equity loss	(8,394)	(5,862)	(18,011)	(12,057)
Minority interest in EverQ	929	—	2,412	—
Equity loss from interest in EverQ	—	(1,646)	—	(1,670)

Net loss	$(7,465)	$(7,508)	$(15,599)	$(13,727)

Net loss per share (basic and diluted)	$(0.11)	$(0.09)	$(0.24)	$(0.18)

Weighted average shares used in computing basic and diluted net loss per share	65,789	82,562	64,780	74,824
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Year-to-Date Period Ended
	July 1,	June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(15,599)	$(13,727)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	3,297	3,265
Amortization of deferred grant credits	(211)	—
Loss on disposal of fixed assets	222	—
Minority interest in EverQ	(2,412)	—
Equity loss from EverQ	—	1,670
Amortization of deferred debt financing costs	222	222
Bad debt expense	(65)	—
Accretion of bond discount	(605)	(256)
Compensation expense associated with employee equity awards	3,013	3,166
Changes in operating assets and liabilites:
Accounts receivable	(14,209)	8,763
Interest payable	—	1,968
Inventory	(7,950)	(215)
Interest receivable	(523)	(424)
Other current assets	(8,086)	(267)
Grants receivable	6,440	—
Accounts payable	2,481	(3,502)
Accrued expenses	13,204	370

Net cash provided by (used in) operating activities	(20,781)	1,033

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(39,629)	(13,095)
Decrease (increase) in restricted cash	672	(41,000)
Decrease in EverQ loan	—	269
Purchases of marketable securities	(38,297)	(21,327)
Proceeds from sale and maturity of marketable securities	53,750	28,575

Net cash used in investing activites	(23,504)	(46,578)

Cash flows from financing activities:
Increase in long-term debt	12,527	—
Increase in short-term debt	13,834	—
Proceeds from exercise of warrants	11,305	—
Proceeds from the issuance of common stock, net of offering costs	—	171,467
Proceeds from exercise of stock options, and shares purchased under Employee Stock Purchase Plan	1,928	734

Net cash provided by financing activities	39,594	172,201

Effect of exchange rate changes on cash and cash equivalents	(755)	—

Net increase (decrease) in cash and cash equivalents	(5,446)	126,656

Cash and cash equivalents at beginning of period	30,742	6,828

Cash and cash equivalents at end of period	$25,296	$133,484

Supplemental cash flow information:
Non-cash cost of prepaid inventory	—	119,914
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2006. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on February 27, 2007, as amended by the Company’s Annual Report on Form 10-K/A which was filed on April 30, 2007. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at June 30, 2007, the results of operations for the quarter and year-to-date periods ended June 30, 2007 and July 1, 2006, and the cash flows for the year-to-date periods ended June 30, 2007 and July 1, 2006. The balance sheet at December 31, 2006 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2007.
The condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Evergreen Solar Securities, Inc. and Evergreen Solar GmbH. All intercompany accounts and transactions have been eliminated. Through December 19, 2006, the Company owned 64% of EverQ GmbH (“EverQ”), a joint venture created to develop and operate facilities in Germany, and consolidated the financial statements of EverQ in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of EverQ’s operating results from December 20, 2006 forward in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” Therefore, the condensed consolidated balance sheets as of December 31, 2006 and June 30, 2007 include only those accounts of Evergreen Solar. Additionally, the condensed consolidated statements of operations and cash flows for the quarter and year-to-date periods ended July 1, 2006 include the consolidated results of Evergreen Solar and EverQ, while the quarter and year-to-date periods ended June 30, 2007 include the activity of Evergreen Solar, while EverQ is accounted for using the equity method of accounting. The functional currency for Evergreen Solar GmbH and EverQ is the Euro. Operating results of Evergreen Solar GmbH and EverQ are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. Evergreen Solar has operated as one reportable segment for the quarter and year-to-date periods ended June 30, 2007.
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
The Company believes that its current cash, cash equivalents and marketable securities, coupled with its ability to access the equity and debt capital markets and borrowings available under its line of credit facility, will be sufficient to fund the Company’s planned capital programs, including the planned Massachusetts expansion, current commitments with EverQ and operating expenditures over the next twelve months. The Company will be required to raise additional capital to fund any additional expansion of the Company’s future manufacturing facilities, to acquire complementary businesses, to provide further funding for EverQ, to secure silicon beyond current contracts and other raw materials and/or necessary technologies. The Company does not know whether it will be able to raise additional capital on favorable terms. If adequate capital is not available or is not available on acceptable terms, the

Company’s ability to fund its operations, further develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
Certain prior year balances have been reclassified to conform with the current year presentation.
2. Net Loss per Common Share
The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters and year-to-date periods ended July 1, 2006 and June 30, 2007 does not include approximately 20.5 million and 20.4 million potential shares of common stock equivalents outstanding at July 1, 2006 and June 30, 2007, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, common stock warrants and convertible debt.
3. Inventory
Inventory consisted of the following at December 31, 2006 and June 30, 2007 (in thousands):

	December 31,	June 30,
	2006	2007
Raw materials	$3,714	$3,989
Work-in-process	804	542
Finished goods	249	451

	$4,767	$4,982

4. Fixed Assets
Fixed assets consisted of the following at December 31, 2006 and June 30, 2007 (in thousands):

	Useful	December 31,	June 30,
	Life	2006	2007
Laboratory and manufacturing equipment	3-7 years	$36,544	$51,859
Computer and office equipment	3-7 years	910	1,132
	Lesser of 15 to 20
Leasehold improvements	years or lease term	8,360	8,565
Assets under construction		18,002	14,701

		63,816	76,257
Less: Accumulated depreciation		(13,300)	(16,566)

		$50,516	$59,691

As of June 30, 2007, outstanding commitments for capital expenditures for the Company were approximately $16.2 million. Of the total commitments $9.1 million is associated with the construction of a new facility in Massachusetts, anticipated to be operational by late 2008. The balance of $7.1 million of these commitments for capital expenditures is associated with infrastructure improvements and equipment purchases for the Company’s Marlboro facility including equipment for its research and development facility.
As of June 30, 2007, the Company had approximately $2.1 million in deposits on fixed assets under construction consisting primarily of equipment and purchases for the Company’s Marlboro facility.

5. Guarantor Arrangements
The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
Product Warranty
The Company’s current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. The Company has provided for estimated future warranty costs of $705,000, representing its best estimate of the likely expense associated with fulfilling its obligations under such warranties. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
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
EverQ Debt Guarantee
EverQ entered into a certain Credit Agreement (the “Credit Agreement”) dated November 9, 2005, between EverQ, Q-Cells AG, the Company and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. In the event of a default by EverQ, the Company had agreed to relinquish certain rights to certain assets of EverQ which collateralized EverQ’s repayment obligations under the Credit Facility. In addition, pursuant to the Credit Agreement, the Company had agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company was only responsible for one-third of the debt under the guarantee. As of June 30, 2007, the total amount of debt outstanding was repaid by EverQ.
On April 30, 2007, the Company, Q-Cells AG and Renewable Energy Corporation ASA entered into a Guarantee and Undertaking Agreement in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the "Guarantee"). The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, the Company, Q-Cells AG and Renewable Energy Corporation ASA each agreed to guarantee a one-third portion of the loan outstanding up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement. Upon reaching certain milestones, these guarantees will be cancelled. As of June 30, 2007, the Company has $41.0 million deposited with Deutsche Bank AG fulfilling its obligation under the Guarantee, which is classified as restricted cash in the Company’s balance sheet. As of June 30, 2007, the total amount of debt outstanding under the loan agreement was 90.0 million Euros (approximately $121.7 million at June 30, 2007 exchange rates) of which 22.5 million Euros was current (approximately $30.4 million at June 30, 2007 exchange rates). Repayment of the loan is due in quarterly installments beginning December 31, 2007 through September 30, 2010.
Credit
On April 6, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a credit facility that provides for a $25.0 million secured revolving line of credit, which may be used for revolving loans or to issue letters of credit on the Company’s behalf, and includes a foreign exchange sublimit and a cash management services sublimit. The interest rates on borrowings under the line of credit will be calculated by reference to Silicon Valley Bank’s prime rate and will depend on maintenance by the Company of certain amounts of cash at Silicon Valley Bank. As part of this agreement, the Company is required to pay a fee on the unused portion of the credit facility. In addition, the agreement includes various covenants including maintenance of a specified tangible net worth, as defined, and maintenance of minimum cash balances. The credit facility matures on April 5, 2008, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. At June 30, 2007 there were no borrowings outstanding under this agreement.
Letters of Credit
The Company maintains a letter of credit for the benefit of a landlord of its manufacturing facility in Marlboro, Massachusetts for $414,000, which is required under the terms of the lease and will expire upon termination of the lease in 2010. The amount of cash guaranteeing the letter of credit is classified as restricted cash in the Company’s balance sheet.
6. Stock Based Compensation
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123— (revised 2004) “Share-Based Payment” (“SFAS 123R”). The following table presents share-based compensation expense included in the Company’s consolidated statements of operations under SFAS 123R (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Cost of product revenues	$126	$199	$239	$344
Research and development expenses	457	412	786	773
Selling, general and administrative expenses	1,263	1,078	1,988	2,049

Total	$1,846	$1,689	$3,013	$3,166

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the quarter and year-to-date periods ended June 30, 2007 and the quarter and year-to-date periods ended July 1, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year-to-Date Period Ended
	July 1, 2006	June 30, 2007
Expected option term (years)	6.25	6.25
Expected volatility factor	130%	155%
Risk-free interest rate	4.9%-5.1%	5.1%
Expected annual dividend yield	0%	0%
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

Stock option activity under the 2000 Plan for the year-to-date period ended June 30, 2007 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2007	5,309	$4.20
Granted	16	10.63
Exercised	(190)	2.64
Forfeited	(47)	5.88

Outstanding at June 30, 2007	5,088	$4.26

The following table summarizes information about stock options outstanding at June 30, 2007:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$0.76	-	$1.60	283,733	4.76	$1.34	280,358	$1.34
1.61	-	1.61	1,638,000	6.45	1.61	1,138,000	1.61
1.68	-	1.95	7,456	6.09	1.75	7,456	1.75
2.00	-	2.00	916,301	6.38	2.00	634,612	2.00
2.08	-	2.99	520,256	5.47	2.47	332,006	2.43
3.00	-	6.51	552,023	6.94	4.93	335,555	4.94
6.53	-	8.88	527,019	7.61	7.52	262,394	7.52
9.33	-	14.00	292,695	6.38	11.98	255,570	12.12
15.09	-	15.09	335,000	8.65	15.09	83,750	15.09
19.00	-	19.00	16,000	3.34	19.00	16,000	19.00

			5,088,483	6.55	$4.26	3,345,701	$3.76

The aggregate intrinsic value of outstanding options as of June 30, 2007 was $28.5 million, of which $19.8 million were vested. The aggregate intrinsic value of outstanding options as of December 31, 2006 was $22.0 million, of which $14.9 million were vested. The intrinsic value of options exercised for the year to date period ended June 30, 2007 was approximately $1.4 million. As of June 30, 2007, there was $6.2 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. Total cash received from the exercise of stock options was $253,000 and $500,000 for the quarter and year-to-date periods ended June 30, 2007, respectively.
The following table summarizes information about restricted stock activity for the year-to-date period ended June 30, 2007:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
Outstanding at January 1, 2007	1,129	$14.25
Granted	1,436	8.91
Vested	(60)	8.92
Forfeited	(117)	14.85

Outstanding at June 30, 2007	2,388	$11.14

Included in granted restricted shares are 636,000 shares of the Company’s common stock with a fair value of $5.9 million that were granted to employees as part of its stock compensation plan. These shares vest over a four year period. Also included in the granted restricted shares are 800,000 shares of performance-based restricted stock (“Restricted Share Awards”) that were granted to the Company’s executive officers in February, 2007, which immediately vest upon the achievement of $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, 35% gross margin and 10% net income, as adjusted, achieved in one fiscal year prior to January 1, 2012. The Restricted Share Awards will expire after five years if they have not vested. In February 2006, the Company granted 800,000 Restricted Share Awards to the Company’s executive officers, which immediately vest upon the achievement of $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, 35% gross margin and 7% net income, as adjusted, achieved in one fiscal year prior to January 1, 2011. The Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company will evaluate the likelihood of reaching the performance requirements periodically. The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of June 30, 2007 was $22.2 million. During the quarter and year-to-date periods ended June 30, 2007, approximately 15,000 and 60,000 shares of restricted stock vested, respectively, with an aggregate vest-date fair value of approximately $140,000 and $532,000, respectively.
Additionally, there was $8.2 million of unrecognized compensation expenses related to unvested restricted stock awards (excluding performance-based awards that the Company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 3.3 years.
7. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. As of December 31, 2006, the Company had 100,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. In November 2006 the Company’s Board of Directors approved a resolution increasing the number of authorized shares of common stock from 100,000,000 to 150,000,000. The Company’s stockholder meeting was subsequently held on January 5, 2007. At this meeting, the stockholders approved a resolution increasing the number of authorized shares of common stock from 100,000,000 to 150,000,000.
On April 17, 2007, the Company entered into a multi-year polysilicon supply agreement with DC Chemical Co., Ltd. (“DC Chemical”) under which DC Chemical will supply the Company with polysilicon at fixed prices beginning in late 2008 and continuing through 2014. Concurrent with the execution of the supply agreement, the Company and DC Chemical entered into a stock purchase agreement (the “Purchase Agreement”) pursuant to which DC Chemical purchased 3.0 million shares of the Company’s common stock for $12.07 per share, representing the closing price of the Company’s common stock on the Nasdaq Global Market on April 16, 2007. Pursuant to the Purchase Agreement, the Company issued an additional 4.5 million shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock to DC Chemical. The preferred stock automatically converted into 6.25 million shares of transfer restricted common stock in May 2007 upon the termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The restrictions on the common stock will lapse upon the delivery of specified quantities of polysilicon to the Company by DC Chemical. Issuance of the restricted shares represented a prepayment of inventory cost valued at approximately $119.9 million, based on the issuance date market price of the Company’s common shares adjusted for a discount to reflect the transfer restriction, and will be amortized as an additional cost of inventory as silicon is delivered by DC Chemical and utilized by the Company. When the transfer restriction on these shares lapse, the Company will record an additional cost of inventory equal to the value of the discount associated with the restriction at that time if the stock price on that date is higher than $12.07 which will be amortized as an incremental cost of inventory as silicon is delivered by DC Chemical and utilized by the Company.
On May 30, 2007, the Company closed a public offering of 17,250,000 shares of its common stock, which included the exercise of an underwriters’ option to purchase 2,250,000 additional shares. The shares of common stock were sold at a per share price of $8.25 (before deducting underwriting discounts).
Gross proceeds to the Company from the combined DC Chemical stock purchase and public offering transactions were approximately $178.6 million and net proceeds, after underwriting commissions and other offering expenses, will be approximately $170.8 million.

At June 30, 2007, 10,650,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and approximately 667,000 shares were reserved for issuance upon conversion of outstanding warrants from a June 2004 warrant agreement.
8. Geographical and Customer Concentration of Revenue Information
Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenue:

	Year-to-Date Period Ended
	July 1,	June 30,
	2006	2007
By geography:
United States	35%	82%
Korea	0%	14%
Germany	63%	3%
Other	2%	1%

	100%	100%

By customer:
PowerLight Corporation	0%	21%
SunEdison	0%	20%
Woojin Electric Machinery Co. Ltd.	0%	14%
groSolar	0%	13%
AEE Solar	0%	10%
Ralos Vertriebes	16%	2%
Donauer Solartechnik	12%	0%
All other	72%	20%

	100%	100%

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
The financial information for EverQ for the quarter and year-to-date periods ended June 30, 2007 is as follows (in thousands):

		Year-to-Date Period
	Quarter Ended	Ended
	June 30, 2007	June 30, 2007
Revenue	$31,300	$58,901
Cost of goods sold	29,352	51,143
Other expenses	6,885	12,767
Net loss	(4,937)	(5,009)

Current assets	$115,090
Non-current assets	312,216
Current liablilities	61,507
Non-current liabilities	280,344

In addition, EverQ has an outstanding loan payable to the Company as of June 30, 2007. The table below summarizes the principal and terms of the outstanding loans provided by the Company as of June 30, 2007:

Date of Loan	Principal	Principal (USD)	Interest Rate	Date Due
January 25, 2007	€30,000,000	$40,560,000	5.43%	December 31, 2009
The Company has also agreed to guarantee EverQ’s repayment obligations under a syndicated loan agreement (see Note 5). As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company is only responsible for one-third of the debt under the guarantee. As of June 30, 2007, the total amount of debt outstanding under the loan agreement was 90.0 million Euros (approximately $121.7 million at June 30, 2007 exchange rates).
10. Comprehensive Income (Loss)
Comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive loss for the quarter and year-to-date periods ended July 1, 2006 and June 30, 2007, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
Net loss	$(7,465)	$(7,508)	$(15,599)	$(13,727)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(26)	2	(64)	4
Cumulative translation adjustments	1,119	291	1,581	522

Total comprehensive loss	$(6,372)	$(7,215)	$(14,082)	$(13,201)

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
The Company incurred financing costs of approximately $3.1 million in connection with the issuance of this debt which are being amortized ratably over the seven year term of the notes. The Company incurred $984,000 in interest costs associated with the Notes for the quarters ended July 1, 2006 and June 30, 2007, respectively, and $2.0 million for the year-to-date periods ended July 1, 2006 and June 30, 2007 respectively.
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
12. Related Party Transactions
In the normal course of business, the Company purchases silicon from REC or its affiliates under existing supply agreements. For the quarter and year-to-date periods ended June 30, 2007, the Company purchased silicon for $690,000 and $1.7 million from REC, respectively. As of June 30, 2007, the Company had no amounts outstanding to REC.
The Company receives fees from EverQ for its marketing and sale of EverQ panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to EverQ, which combined totaled approximately $2.0 million and $3.5 million for the quarter and year-to-date periods ended June 30, 2007, respectively. The Company also receives payments from EverQ as a reimbursement of certain research and development costs it incurs that could benefit EverQ. For the quarter and year-to-date periods ended June 30, 2007, the Company earned $433,000 and $1.2 million, respectively, from EverQ for reimbursement of research and development costs and other support costs. At June 30, 2007 amounts due from EverQ of $3.0 million and net amounts due to EverQ of $6.6 million are included in the accompanying condensed consolidated balance sheets.
13. Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to retained earnings or the liability for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of January 1, 2007 and June 30, 2007, the Company had no accrued interest related to uncertain tax positions. The Company files federal, state and foreign income tax returns. As the Company is in a loss carryforward position, the Company is generally subject to U.S. federal, state and local income tax examinations by tax authorities for all years for which a loss carryforward is available. The tax years 2003-2006 remain open to examination by foreign taxing jurisdictions.
14. Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the fiscal year beginning January 1, 2008. The Company is in the process of evaluating this statement, but does not expect that the adoption of SFAS No. 159 would have a material impact on its consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.
EXECUTIVE OVERVIEW
We develop, manufacture and market solar power products, enabled by our proprietary String Ribbontm technology, that provide reliable and environmentally clean electric power throughout the world. String Ribbon technology is an efficient process for manufacturing crystalline silicon wafers, which are the primary components of photovoltaic cells. Photovoltaic cells generate direct current electricity when exposed to sunlight. We believe that our proprietary and patented technologies offer significant design, cost and manufacturing advantages over competing polysilicon solar power technologies.
Our revenues today are primarily derived from the sale of solar panels, which are assemblies of photovoltaic cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products include on-grid generation, in which supplemental electricity is provided to an electric utility grid, and off-grid generation for markets where access to conventional electric power is not economical or physically feasible. Our products are currently sold primarily in the United States, Germany and Korea.
With Q-Cells AG, or Q-Cells, the world’s largest independent manufacturer of solar cells, and Renewable Energy Corporation ASA, or REC, one of the world’s largest manufacturers of solar-grade silicon and multicrystalline wafers, we are an equal partner in EverQ GmbH, or EverQ, a limited liability company organized under the laws of Germany. EverQ develops and operates facilities to manufacture solar products based on our proprietary String Ribbon technology using fabrication processes that combine our, Q-Cells’ and REC’s manufacturing technologies. We believe that EverQ will accelerate the availability of wafer, cell and panel manufacturing capacity based on our String Ribbon technology and provide greater access to the solar market. EverQ, which has two production facilities, the second of which opened in June 2007, expects to have an annual capacity of approximately 100 megawatts (MW) after debottlenecking and other manufacturing process improvement projects are completed by the end of 2007, and expects to reach full capacity by year-end 2007. To support EverQ’s publicly-stated potential growth to approximately 300 MW by 2010, REC will provide polysilicon at market-based pricing for a seven year period.
In addition to the expansion of EverQ, on April 17, 2007, we announced that we had entered into a multi-year polysilicon supply agreement with DC Chemical Co., Ltd., or DC Chemical, a leading Korean Chemicals producer, with shipments beginning in late 2008 and continuing through 2014. Under the agreement, we expect to receive sufficient polysilicon to manufacture a total of approximately 1gigawatt (GW) of photovoltaic solar panels through 2014 assuming that we continue to decrease our usage of silicon as part of our technology improvements in accordance with our expectations. The supply agreement with DC Chemical will allow us to significantly expand our manufacturing operations through the construction of new facilities, the first of which will be located in Massachusetts. This facility is expected to increase our production capacity in Massachusetts by up to 75 MW. Construction of the new facility is planned to begin by the fall 2007 with completion expected in late 2008. Concurrent with the execution of the supply agreement, DC Chemical purchased 3.0 million shares of our common stock at a price of $12.07 per share and we issued an additional 4.5 million shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock to DC Chemical. The preferred stock converted into 6.25 million shares of transfer restricted common stock in May 2007 upon the termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The restrictions on the common stock will lapse upon the delivery of 500,000 kilograms of polysilicon to us by DC Chemical.
In May 2007 we completed a public offering of 17.25 million shares of our common stock, which included the exercise of an underwriters’ option to purchase 2,250,000 additional shares. We received gross proceeds of approximately $142.3 million which will be used for our manufacturing facility expansion and short-term working capital needs. The shares of common stock were sold at a per share price of $8.25 (before deducting underwriting discounts).
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

Accounting for EverQ
On December 19, 2006, the Company, Q-Cells and REC became equal partners in EverQ and now share equally in its prospective net income or loss. As a result of our reduction in ownership to one-third, we are required to account for our interest in EverQ under the “equity method of accounting”, as opposed to consolidating the operating results of EverQ as we have in the past. Under the equity method of accounting, we report our one-third share of EverQ’s net income or loss as a single line item in our statement of operations and our investment in EverQ as a single line item in our balance sheet. We began applying the equity method with respect to EverQ on December 20, 2006.
Under the new agreements with EverQ and its partners, we market and sell all solar panels manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We receive fees from EverQ and no longer consolidate their gross revenue or cost of goods sold resulting from the sale of EverQ’s solar panels. During 2007, we will receive a fee of 1.7% of gross EverQ revenue relating to the sales and marketing of solar panels. In addition, we will receive royalty payments associated with our ongoing technology agreement with EverQ. Taken together, the sales and marketing fee and royalty payments will total approximately 5.9% of gross EverQ revenue for fiscal 2007. We also expect to receive payments from EverQ as a reimbursement of certain research and development costs we will incur that could benefit EverQ. Income statement classification of these research and development reimbursement payments will depend on how we are reimbursed. A best efforts arrangement allows for the reimbursement to offset expenses whereas a specific performance arrangement requires us to record both revenue and an offsetting cost of revenue. We believe that the majority of these reimbursements are best efforts in nature and therefore are shown as a reduction of our expenses.
While these revenue streams are based on current expansion and financial expectations of EverQ, as well as expected future technology developments, they are subject to periodic review and adjustment by the shareholders of EverQ and could vary widely from these estimates.
For the quarter and year-to-date periods ended June 30, 2007, the Company earned approximately $2.0 million and $3.5 million, respectively, from EverQ for royalty and selling fees and $433,000 and $1.2 million, respectively, from EverQ for reimbursement of research and development, and other support costs.
Revenue Recognition and Allowance for Doubtful Accounts
We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell our products to end users throughout the world. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by EverQ.
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
Warranty
We have provided for estimated future warranty costs of approximately $705,000 as of June 30, 2007, representing our best estimate of the likely expense associated with fulfilling our obligations under such warranties. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

Stock-based Compensation
On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 — (revised 2004), “Share-Based Payment”(“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. We selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Total equity compensation expense recognized during the quarters and year-to-date periods ended July 1, 2006 and June 30, 2007, was approximately $1.8 million, $1.7 million, $3.0 million and $3.2 million, respectively. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods.
See Note 6 of our condensed consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.
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
RESULTS OF OPERATIONS
Revenues. Total revenues consist of revenues from the sale of products, royalty revenue associated with our ongoing technology agreement with EverQ, and fees from EverQ for our marketing and selling activities associated with sales of product manufactured by EverQ under the Evergreen Solar brand. Product revenues consist of revenues primarily from the sale of solar cells, panels and systems.
As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of EverQ results from December 20, 2006 forward. Due to this transition, we anticipate that a significant portion of our product revenues will come from United States customers.
Cost of revenues. Cost of product revenues consists primarily of materials expense, salaries and related personnel costs, including stock based compensation, depreciation expense, maintenance, rent, and other support expenses associated with the manufacture of our solar power products.
Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, including stock based compensation costs, consulting expense, and prototype costs related to the design, engineering, development, testing and enhancement of our products, manufacturing equipment and manufacturing technology. We expense our research and development costs as incurred. We also may receive payments from EverQ and other third parties as reimbursement of certain research and development costs we will incur. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers.
Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel costs, including stock based compensation costs, employee recruiting costs, accounting and legal fees, rent, insurance and other selling and administrative expenses. We expect that selling expenses will increase substantially in absolute dollars as we increase our sales efforts to support our anticipated growth, hire additional sales personnel and initiate additional marketing programs.
Other income, net. Other income, net consists of interest income primarily from interest earned on the holding of short-term marketable securities, bond premium amortization (or discount accretion), interest expense on outstanding debt and net foreign exchange gains and losses.
Equity loss from interest in EverQ. As of December 20, 2006, we began accounting for our share of EverQ’s results under the equity method of accounting, which requires us to record our one-third share of EverQ’s net income or loss as one line item in our consolidated statement of operations.
Minority interest. Through December 19, 2006, we consolidated the financial results of EverQ in our financial statements. For the quarter and year-to-date periods ended July 1, 2006, EverQ incurred losses of $2.6 million and $6.7 million, respectively, all of which are consolidated in our financial statements. However, $0.9 million and $2.4 million of those losses represent the portion of EverQ losses attributable to the Q-Cells and REC minority interests for the quarter and year-to-date periods ended July 1, 2006, respectively.
Comparison of Quarters Ended June 30, 2007 and July 1, 2006
Through December 19, 2006, the Company owned 64% of EverQ and consolidated the financial statements of EverQ. As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of EverQ’s operating results from December 20, 2006. This change in accounting has significantly impacted year over year comparability.
Revenues. Our revenues for the quarter ended June 30, 2007 were $15.4 million, a decrease of $6.6 million, or 30%, from $22.0 million for the quarter ended July 1, 2006. The decrease in reported revenues is attributable to EverQ which is no longer consolidated and began fulfilling orders late in the second quarter of 2006, accounting for approximately $10.7 million of consolidated revenues for the quarter ended July 1, 2006. The decline in product revenues is partially offset by royalty revenue and marketing and selling fees from EverQ of approximately $2.0 million.
In order to efficiently manage worldwide distribution of product based on String Ribbon technology, we fulfill orders largely based on geography. Much of the product produced at EverQ is distributed to customers in Europe and almost all of the product produced at our Marlboro facility is distributed to customers in the United States. International product revenues accounted for approximately 18% of total revenues for the quarter ended June 30, 2007, and 65% for the quarter ended July 1, 2006. This decline in international revenues is attributable to EverQ which began product shipments in the second quarter of 2006 and has primary responsibility for fulfilling European customer orders. We expect that the Marlboro manufacturing facility, which primarily supports the U.S. market, will continue to do so for the foreseeable future.
The following table summarizes the concentration of quarterly product revenues by geography and customer:

	Quarter Ended
	July 1,	June 30,
	2006	2007
By geography:
United States	35%	82%
Korea	0%	10%
Germany	62%	7%
Other	3%	1%

	100%	100%

By customer:
SunEdison	0%	23%
PowerLight Corporation	0%	17%
AEE Solar	0%	16%
groSolar	0%	14%
Woojin Electric Machinery Co. Ltd.	0%	10%
Ralos Vertriebes	20%	4%
Goldbeck	13%	0%
Donauer Solartechnik	10%	0%
All other	57%	16%

	100%	100%

Cost of product revenues and gross margins. Our cost of revenues for the quarter ended June 30, 2007 was approximately $12.0 million, a decrease of approximately $9.2 million, or 43%, from $21.1 million for the quarter ended July 1, 2006. Cost of product revenue for the quarter ended July 1, 2006 included approximately $11.0 million in costs associated with EverQ, which is no longer consolidated. Gross margin for the quarter ended June 30, 2007 was approximately 22.3% as compared to 4.2% for the quarter ended July 1, 2006. The increase in gross margin primarily resulted from the inclusion of EverQ costs in the quarter ended July 1, 2006 in addition to improved operating efficiencies resulting in higher volume at our Marlboro pilot manufacturing facility, as well as royalties and selling fees earned from EverQ in the second quarter of 2007.
As royalties and selling fees from EverQ increase in the future as a result of sales volume increases associated with factory expansions, we expect our gross margin to increase as well. Due to the pilot manufacturing nature of our existing Marlboro facility, we do not expect substantial improvements in gross margin generated by product sold from the facility. We do expect, however, that as we scale to capacity with our new 75 MW factory that product gross margins should improve substantially.
Research and development expenses. Our research and development expenses for the quarter ended June 30, 2007 were approximately $5.2 million, an increase of approximately $1.4 million, or 38%, from $3.8 million for the quarter ended July 1, 2006. The increase is primarily attributable to higher rent, utilities and depreciation expense associated with expanded R&D space in addition to increased compensation and related costs associated with internal initiatives aimed to improve our manufacturing technologies.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended June 30, 2007 were approximately $5.4 million, a decrease of approximately $1.1 million, or 17%, from $6.6 million for the quarter ended July 1, 2006. EverQ costs, which were approximately $1.7 million for the quarter ended July 1, 2006, are no longer consolidated in 2007. At our Marlboro facility, the increase in selling, general, and administrative expenses was primarily attributable to increased compensation and related costs associated with additional personnel, increased costs associated with marketing communications and increased general legal costs associated with the growth of our business and routine regulatory filings. As we begin to hire employees and scale operations for our planned expansion, we expect that selling, general, and administrative expenses will increase in future periods.
Other income, net. Other income, net for the quarter ended June 30, 2007 was comprised of $145,000 in net foreign exchange gains, $2.2 million in interest income, and $927,000 in interest expense. Other income, net for the quarter ended July 1, 2006 consisted of $1.4 million in net foreign exchange gains, $1.3 million in interest income and $1.7 million in interest expense. The increase in interest income is attributable to our higher cash balances that resulted from the additional capital raised during the quarter ended June 30, 2007. The decline in interest expense was primarily due to the interest cost associated with the EverQ loan facility with Deutsche Bank, which we consolidated with our results for the quarter ended July 1, 2006 but is no longer consolidated in the comparable period in 2007.
Equity loss from interest in EverQ. The equity loss from our interest in EverQ for the quarter ended June 30, 2007 represents our one-third share of EverQ’s $4.9 million loss. EverQ’s loss resulted primarily from anticipated start-up costs associated with the EverQ-2 manufacturing facility.
Comparison of Year-to-Date Periods Ended June 30, 2007 and July 1, 2006
Revenues. Our revenues for the year-to-date period ended June 30, 2007 were $29.5 million, a decrease of $4.1 million, or 12%, from $33.6 million for the year-to-date period ended July 1, 2006. The decrease in revenues was due to EverQ which is no longer consolidated and began fulfilling orders late in the second quarter of 2006, accounting for approximately $10.7 million of consolidated revenues for the year-to-date period ended July 1, 2006. The decline in product revenues is partially offset by royalty revenue and marketing and selling fees from EverQ of approximately $3.5 million.
In order to efficiently manage worldwide distribution of product based on String Ribbon technology, we fulfill orders largely based on geography. Much of the product produced at EverQ is distributed to customers in Europe and almost all of the product produced at our Marlboro facility is distributed to customers in the United States. International product revenues accounted for approximately 18% of total revenues for the year-to-date period ended June 30, 2007, and 65% for the year-to-date period ended July 1, 2006. EverQ, which began product shipments in the second quarter of 2006, assumed primary responsibility for fulfilling European customer orders from its facility in Thalheim, Germany. We expect that the Marlboro manufacturing facility, which primarily supports the U.S. market, will continue to do so for the foreseeable future.
The following table summarizes the concentration of year-to-date revenues by geography and customer:

	Year-to-Date Period Ended
	July 1,	June 30,
	2006	2007
By geography:
United States	35%	82%
Korea	0%	14%
Germany	63%	3%
Other	2%	1%

	100%	100%

By customer:
PowerLight Corporation	0%	21%
SunEdison	0%	20%
Woojin Electric Machinery Co. Ltd.	0%	14%
groSolar	0%	13%
AEE Solar	0%	10%
Ralos Vertriebes	16%	2%
Donauer Solartechnik	12%	0%
All other	72%	20%

	100%	100%

Cost of product revenues and gross margins. Our cost of revenues for the year-to-date period ended June 30, 2007 was approximately $23.2 million, a decrease of approximately $10.9 million, or 32%, from $34.1 million for the year-to-date period ended July 1, 2006. The majority of this decline was attributable to the results of EverQ, which is no longer consolidated. EverQ accounted for approximately $13.5 million of reported cost of product revenue for the year-to-date period ended July 1, 2006. Gross margin for the year-to-date period ended June 30, 2007 was approximately 21.3% versus a negative 1.5% for the year-to-date period ended July 1, 2006. The increase in gross margin primarily resulted from the inclusion of EverQ costs in the year-to-date period ended July 1, 2006, which are high due to factory start-up costs, in addition to improved operating efficiencies that resulted in higher volumes at our Marlboro pilot manufacturing facility, and royalties and selling fees earned from EverQ during the year-to-date period ended June 30, 2007.
As royalties and selling fees from EverQ increase in the future as a result of sales volume increases associated with factory expansions, we expect our gross margin to increase as well. Due to the pilot manufacturing nature of our existing Marlboro facility, we do not expect substantial improvements in gross margin generated by product sold from the facility. We do expect, however, that as we scale to capacity with our new 75 MW factory that product gross margins should improve substantially.
Research and development expenses. Our research and development expenses for the year-to-date period ended June 30, 2007 were approximately $10.4 million, an increase of approximately $2.6 million, or approximately 33%, from $7.8 million for the year-to-date period ended July 1, 2006. The increase is primarily attributable to higher rent, utilities and depreciation expense associated with expanded R&D space in addition to increased compensation and related costs associated with internal initiatives aimed to improve our manufacturing technologies.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the year-to-date period ended June 30, 2007 were approximately $10.3 million, a decrease of approximately $862,000, or 8%, from $11.1 million for the year-to-date period ended July 1, 2006. The change was primarily attributable to increased compensation and related costs associated with additional personnel, increased costs associated with marketing communications as part of our effort to re-brand the Evergreen logo and increased general legal costs associated with the growth of our business and routine regulatory filings. These increases were offset by EverQ costs of approximately $2.5 million which were included in consolidated selling, general and administrative expenses for the period ended July 1, 2006 and are no longer included in the comparable period in 2007.
Other income, net. Other income, net for the year-to-date period ended June 30, 2007 was comprised of $744,000 in net foreign exchange gains, approximately $3.4 million in interest income, and approximately $1.8 million in interest expense. Other income, net for the year-to-date period ended July 1, 2006 consisted of approximately $2.0 million in net foreign exchange gains, approximately $2.6 million in interest income and approximately $3.1 million in interest expense. The increase in interest income is attributable to our higher cash balances that resulted from the additional capital raised during the year-to-date period ended June 30, 2007. The decline in interest expense was primarily due to the interest cost associated with the EverQ loan facility with Deutsche Bank which we consolidated with our results for the year-to-date period ended July 1, 2006 but is no longer consolidated in the comparable period in 2007.
Equity loss from interest in EverQ. The equity loss from our interest in EverQ for the year-to-date period ended June 30, 2007 represents our one-third share of EverQ’s $5.0 million loss. EverQ’s loss resulted from planned start-up costs associated with the EverQ-2 manufacturing facility.
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues; and beginning in 2007, fees from EverQ for our marketing and sale of EverQ panels and royalty payments for our technology contribution to EverQ. Research and development expenditures have historically been partially funded by government research contracts. At June 30, 2007, we had working capital of $210.8 million, including cash, cash equivalents and marketable securities of $210.1 million which includes our restricted cash on deposit with Deutsche Bank AG of $41 million.
Net cash provided by operating activities was $1.0 million for the year-to-date period ended June 30, 2007, as compared to net cash used in operating activities of $20.8 million for the year-to-date period ended July 1, 2006. Net cash provided by operating activities in the year-to-date period ended June 30, 2007 resulted from the net loss of $13.7 million and decrease in accounts payable of $3.5 million offset by a decrease in accounts receivable of $8.8 million, depreciation expense of $3.3 million, and compensation expense associated with employee equity awards of $3.2 million. Fluctuations in accounts receivable from period to period are a result of the timing of customer invoicing and the receipt of customer payments. The decline in accounts receivable from December 31, 2006 is primarily attributable to customer payments in addition to the payment of amounts due to us from EverQ. Net cash used in operating activities in the year-to-date period ended July 1, 2006 was due primarily to the net loss of $15.6 million, increases in accounts receivable of $14.2 million, and increases in inventory of $8.0 million, offset by depreciation expense of $3.3 million, and increases in accrued expenses of $13.2 million.

Net cash used in investing activities was $46.6 million for the year-to-date period ended June 30, 2007 compared to $23.5 million for the year-to-date period ended July 1, 2006. Net cash used in investing activities for the year-to-date period ended June 30, 2007 was due to the increase in restricted cash of $41.0 million associated with the guarantee of the EverQ loan in addition to facility improvements and purchases of equipment for our Marlboro manufacturing and research and development facilities. These increases were offset by the net proceeds from the sale and maturity of marketable securities. The net cash used in investing activities for the year-to-date period ended July 1, 2006 resulted from purchases of equipment associated with the construction of the EverQ facility offset by net proceeds from the purchase, sale and maturity of marketable securities.
Capital expenditures were approximately $13.1 million for the year-to-date period ended June 30, 2007 compared to $39.6 million for the year-to-date period ended July 1, 2006. The 2007 expenditures were primarily for facility improvements and equipment for our Marlboro manufacturing facility, whereas the capital expenditures for the year-to-date period ended July 1, 2006 were primarily for equipment needed for both our Marlboro manufacturing facility and equipment for EverQ. On April 17, 2007, our Board of Directors approved the construction of a new manufacturing facility in Massachusetts with a current anticipated cost of approximately $165 million that we expect will increase our production capacity in Massachusetts by up to 75 MW and double our employee base to more than 600 employees. The Commonwealth of Massachusetts support program is expected to include up to $23 million in grants, up to $17.5 million in low interest loans and a low-cost, 30-year land lease. As of June 30, 2007, our outstanding commitments for capital expenditures were approximately $16.2 million. Essentially all of these capital commitments are for our new Massachusetts facility, infrastructure improvements and equipment for our Marlboro facility.
Net cash provided by financing activities was $172.2 million for the year-to-date period ended June 30, 2007 compared to $39.6 million for the year-to-date period ended July 1, 2006. Net cash provided by financing activities for the year-to-date period ended June 30, 2007 resulted from the net proceeds of 17,250,000 shares of our common stock sold in a public offering at $8.25 per share and which closed on May 30, 2007. An additional 3.0 million shares of our common stock were sold to DC Chemical Co., Ltd. (“DC Chemical”) for $12.07 per share in conjunction with a stock purchase agreement. Net cash provided by financing activities for the year-to-date period ended July 1, 2006 was due to proceeds from increased outstanding debt associated with the EverQ loan facilities and proceeds from the exercise of stock options and warrants. On April 6, 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank for a credit facility that provides for a $25.0 million secured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on our behalf, and includes a foreign exchange sublimit and cash management services sublimit.
On April 30, 2007, we entered into a Guarantee and Undertaking Agreement with Deutsche Bank AG in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG. The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euro. Pursuant to the Guarantee, we agreed to guarantee up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement. To collateralize our portion of the Guarantee, we deposited $41,000,000 in a Deutsche Bank account. Upon reaching certain milestones, the guarantee will be cancelled.
We believe that our current cash, cash equivalents and marketable securities, coupled with our ability to access the equity and debt capital markets and borrowings available under our line of credit facility, will be sufficient to fund our planned capital programs, including the planned Massachusetts expansion, current commitments with EverQ and operating expenditures over the next twelve months. We will be required to raise additional capital to fund any additional expansion of our future manufacturing facilities, to acquire complementary businesses, to provide further funding for EverQ, to secure silicon beyond current contracts and other raw materials and/or necessary technologies. We do not know whether we will be able to raise additional capital on favorable terms. If adequate capital is not available or is not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
Off-Balance Sheet Arrangements
Other than our subordinated convertible notes which holders may convert into shares of our common stock at any time, we do not have any other special purpose entities or off-balance sheet financing arrangements, other than routine operating leases associated with our Marlboro facilities.

Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than
	Years	1 Year	1-3 Years	4-5 Years	After 5 Years
Non-cancelable operating leases	$4,049	$1,012	$2,513	$524	$—
Maturity of Convertible Debt	90,000	—	—	—	90,000
Interest expense associated with Convertible Debt	21,657	5,906	11,813	3,938	—
Capital expenditure obligations	16,204	16,204	—	—	—
Raw materials purchase commitments	212,862	8,473	74,489	76,800	53,100

Total contractual cash obligations	$344,772	$31,595	$88,815	$81,262	$143,100

On July 30, 2007, we announced that we had entered into a multi-year polysilicon supply agreement (the “Wacker Agreement”) with Wacker Chemie AG (“Wacker”). The Wacker Agreement provides the general terms and conditions pursuant to which Wacker will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2018. The Wacker Agreement will commence on August 31, 2007 at which time we will make a prepayment of approximately 9.0 million Euro.
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
FOREIGN CURRENCY EXCHANGE RATE RISK
For the year-to-date period ended June 30, 2007, less than 5% of our product revenues were denominated in Euros. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may purchase equipment and materials internationally, and to the extent that such purchases are billed in foreign currency, we will be exposed to currency gains or losses.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated , can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Internal Control over Financial Reporting
During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings within the meaning of Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS
The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see “Concerns Regarding Forward-Looking Statements” at the beginning of this report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could adversely affect our business, financial condition or results of operations.
Risks Relating to Our Industry, Products, Financial Results and Operations
Evaluating our business and future prospects may be difficult due to the rapidly changing market landscape.
There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. Although we were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products and began shipping product from our pilot manufacturing facility in 1997, we first shipped commercial products from our Marlboro manufacturing facility in September 2001. Relative to the entire solar industry, we have shipped only a limited number of solar power panels and have recognized limited revenues.
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
Since our inception, we have incurred significant net losses, including a net loss of $13.7 million for the year-to-date period ended June 30, 2007. Principally as a result of ongoing operating losses, we had an accumulated deficit of $133.4 million as of June 30, 2007. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:
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

We may need to raise additional capital to fund any additional expansion of our future manufacturing facilities, to acquire complementary businesses, to provide further funding for EverQ, to secure silicon beyond current contracts and other raw materials and/or necessary technologies. We may not be able to raise additional capital on favorable terms. If adequate capital is not available or is not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
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
EverQ provides the majority of the solar products that we distribute and is an important component of our growth strategy. EverQ is subject to numerous risks, many of which are outside of our control, and we cannot assure you that EverQ will achieve its objectives or otherwise be successful. If EverQ is not successful, our business would be materially and adversely harmed and our stock price would decline.
EverQ remains subject to the risk that the parties may be unable to finance, both directly and through government or third party sources, the costs of building additional facilities or operating existing facilities. A delay in EverQ’s ability to expand its manufacturing capacity would negatively affect our ability to significantly grow revenue streams from EverQ and achieve profitability. In addition, EverQ subjects us to the risks inherent in complex strategic partnership transactions with third parties located in international markets, including the following:
•	government grants that have been approved may be subject to forfeiture or repayment in whole or in part if EverQ fails to continue to meet the conditions for such grants or if such grants for any reason become unavailable from German or European Union sources;

•	the establishment of new facilities may result in cost overruns, delays, equipment problems and construction, start-up and other operating difficulties, any of which could adversely affect the ability of EverQ to achieve or grow revenue on the timeframe it expects; as we only own one-third of EverQ, Q-Cells and REC will have the ability to influence the strategic direction of EverQ and other material decisions of EverQ; as a result, we may be unable to take certain actions that we believe would be in our best interests, which, given the expected materiality of EverQ to our combined operations, could significantly harm our business; further, we may be liable to third parties for the material decisions and actions of Q-Cells and REC in EverQ, which actions may harm EverQ and our business;

•	the joint venture agreement is governed by German law and may be subject to multiple, conflicting and changing laws, regulations and tax schemes relating to EverQ;

•	EverQ may be unable to obtain, maintain or enforce adequate intellectual property rights and protection due to limited or unfavorable intellectual property protection and may be subject to claims or suits alleging infringement of third party intellectual property rights;

•	under certain circumstances, if we exit EverQ, EverQ will continue to have certain rights to our proprietary technologies that we are licensing to it and thereby compete with us;

•	limitations on dividends or restrictions against repatriation of earnings may limit our ability to capitalize on earnings from EverQ;

•	the operation of the manufacturing facility may experience seasonal reductions in productivity common in certain foreign countries, such as the summer months in Europe;

•	EverQ may be subject to increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	we will be exposed to fluctuations in currency exchange rates; and

•	we may experience difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

Our future success depends on our ability to increase our manufacturing capacity through the development of additional manufacturing facilities. We may be unable to achieve our capacity expansion goals, which would limit our growth potential, impair our operating results and financial condition and cause our stock price to decline.
Our future success depends on our ability to increase our manufacturing capacity through the development of additional manufacturing facilities. In this regard, we recently announced our intention to construct a new facility in Massachusetts that we expect will increase our production capacity by up to 75 MW. Construction of the new facility is planned to begin in early fall 2007 with completion expected in late 2008. Our ability to begin and complete construction according to this timeframe is contingent on our ability to obtain and satisfy the requirements imposed by certain permits needed to begin construction and operation. Our failure to obtain or satisfy the requirements of these permits could delay construction of the new facility. In addition, EverQ has stated its intention to increase production capacity to approximately 300MW by 2010 from its current capacity of approximately 100 MW. There can be no assurance that EverQ will be successful in establishing additional facilities or, once established, that EverQ will attain the manufacturing capacity or the financial results that we currently expect.
Our ability to develop these and additional manufacturing facilities is subject to significant risk and uncertainty, including:
•	we will need to continue to raise significant additional capital through the issuance of equity or convertible or debt securities in order to finance the costs of development of any additional facility, which we may be unable to do so on reasonable terms or at all, and which could be dilutive to our existing stockholders;

•	the build-out of any additional facility will be subject to the risks inherent in the development of a new manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals or problems with supplier relationships;

•	we may be required to depend on third parties or strategic partnerships that we establish in the development and operation of a facility, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them; and

•	if a new facility is established internationally, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to do so and otherwise be subject to the risks inherent in conducting business in a foreign jurisdiction as described elsewhere in this section.
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
In addition, in connection with our planned new facility in Massachusetts, we expect to receive significant subsidies from the Commonwealth of Massachusetts through the Commonwealth’s support program. The support program is expected to provide up to $23 million in grants, up to $17.5 million in low-interest loans and a low-cost, 30-year lease of land. However, no assurance can be made that we will continue to qualify for all or any of these subsidies, or that these subsidies will otherwise remain available as needed. If we do not receive these subsidies, we may be required to incur additional costs to complete construction of the facility or we may need to raise additional capital for the construction on less attractive terms. If we do receive any of these subsidies, we may be required to agree to various restrictions on the operation of our business, which may have a negative impact on our operations.
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

Although we and EverQ have contracted with vendors for silicon supply, our estimates regarding our supply needs may not be correct and our suppliers may not satisfy their obligations under these contracts. In addition, with respect to our recently announced supply agreement with DC Chemical, DC Chemical must construct a new facility that will be used to manufacture the polysilicon to be delivered to us. The construction of this facility is subject to numerous risks and uncertainties relating to new construction, and DC Chemical has limited experience in developing polysilicon manufacturing facilities. If DC Chemical or any of our other polysilicon suppliers are unable or unwilling to supply us with polysilicon, we may have limited recourse, and our ability to meet existing and future customer demand for our products would be impaired. In turn, this could cause us to make fewer shipments, lose customers and market share and generate lower than anticipated revenues, thereby seriously harming our business, financial condition and results of operations.
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
The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:
•	our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;

•	our failure to produce solar power products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance;

•	whether or not customers will accept our new panel designs under development and the techniques we are developing to mount them; and

•	our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners.
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
We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. During our year-to-date period ended June 30, 2007, we sold our solar power products to approximately 24 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our revenues by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and revenues will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.
We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.
Our product revenues outside of the United States, which excludes EverQ, constituted approximately 18% of our total product revenues for the quarter and year-to-date period ended June 30, 2007. We expect that our revenues both from resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, will to be significant. Significant management attention and financial resources will be required to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets in which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:
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
As of June 30, 2007, approximately 19%, 18%, 14% and 12% of our trade accounts receivable were outstanding from PowerLight Corporation, SunEdison, groSolar and AEE Solar, respectively. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:
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
As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold solar panels since 1997, none of these panels has been operating more than ten years, and a majority of them have been operating less than two years. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.
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
We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals. If we were to lose the services of any of our executive officers and key employees, our business could be materially and adversely impacted. We do not carry key person life insurance on any of our senior management or other key personnel.

We had approximately 363 employees as of June 30, 2007, and we anticipate that we will need to hire approximately 400 employees as part of our Massachusetts extension over the next twelve to fifteen months. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.
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
The solar power market is intensely competitive and rapidly evolving. Many of our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are a large number of companies in the world that produce solar power products, including RWE Schott Solar, Inc., BP Solar International Inc., First Solar, Inc., Kyocera Corporation, Mitsubishi, Sanyo Corporation, Sharp Corporation, Solar World AG, SunPower Corporation and SunTech Power Holdings Co., Ltd.. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs. Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential resellers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.
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
Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products we sell results in injury. Since our products are electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since revenues generated form our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate to cover these claims, they could require us to make significant payments.
Risks Related to Our Common Stock
Substantial leverage and debt service obligations may adversely affect our cash flows.
In connection with our sale of the convertible subordinated notes in June 2005, we incurred indebtedness of $90 million. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could, among other things:
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
Our common stock is listed on The Nasdaq Global Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by The Nasdaq Global Market, have ranged from $7.16 to $12.07 for the 52-week period ended July 24, 2007. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance and governmental policy, including general economic and technology trends. Our quarterly revenues and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:
•	the size and timing of customer orders for or shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our String-Ribbon technology;

•	our ability to design, construct, open and commence operations of our new Massachusetts facility as scheduled and within budget;

•	EverQ’s ability to expand within budget and within the time frame that they expect;

•	our ability to establish and expand key customer and distributor relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	one time charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

•	the timing of adding the personnel necessary to execute our growth plan.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 17, 2007, we announced that we had entered into a multi-year polysilicon supply agreement with DC Chemical. The supply agreement provides the general terms and conditions pursuant to which DC Chemical will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2008 and continuing through 2014. Under the supply agreement, we are expected to receive sufficient polysilicon to manufacture a total of approximately 1 GW of photovoltaic solar modules through 2014.
Concurrent with the execution of the supply agreement, we and DC Chemical also entered into a stock purchase agreement pursuant to which DC Chemical purchased 3.0 million shares of our common stock for $12.07 per share, representing the closing price of our common stock on The Nasdaq Global Market on April 16, 2007. Pursuant to the purchase agreement, we also issued an additional 4.5 million shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock to DC Chemical. The preferred stock automatically converted into 6.25 million shares of transfer restricted common stock in May 2007 upon the termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The restrictions on the common stock will lapse upon the delivery of 500,000 kilograms of polysilicon to us by DC Chemical. The issuance of these shares of restricted common stock and restricted preferred stock to DC Chemical were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. No underwriters or placement agents were involved in the foregoing issuance.
We and DC Chemical also entered into a stockholders agreement dated April 17, 2007. The stockholders agreement prohibits, without our consent, certain acquisitions of our common stock by DC Chemical, certain proxy solicitation activities, as well as DC Chemical’s ability to publicly announce or make certain proposals regarding business combinations involving Evergreen Solar, among other things. The stockholders agreement also provides DC Chemical with the right to participate in certain future securities offerings by us, on the same terms and conditions as the other purchasers in any such financing, in order to maintain its pro rata percentage ownership of us subject to regulatory restrictions imposed by The Nasdaq Global Market. DC Chemical’s preemptive rights terminate upon the earlier of (a) the seventh anniversary of the closing, (b) such time as DC Chemical no longer holds at least 10 million shares of our common stock, and (c) upon a termination of the supply agreement resulting from the failure of DC Chemical to deliver certain quantities of polysilicon to us. In addition, the stockholders agreement provides DC Chemical with certain registration rights, including a requirement that we, among other things, file an automatic shelf registration statement covering the restricted stock within 15 days of when the restrictions lapse. Finally, the stockholders agreement prohibits, without our consent, DC Chemical from transferring its shares of our common stock to any person who, after the transfer, would have beneficial ownership of 10% or more of the voting power of us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Number	Description

3.1 (1)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2 (1)	Second Amended and Restated By-laws (Exhibit 3.4)

3.3 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003 (Exhibit 4.3)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant (Exhibit 4.4)

Number	Description

3.5 (4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004 (Exhibit 4.5)

3.6 (14)	Certificate of Amendment of Third Amendment and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on January 8, 2007 (Exhibit 3.1)

3.7 (21)	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (Exhibit 3.4)

4.1 (10)	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated June 29, 2005 (Exhibit 4.4)

4.2 (10)	Form of 4.375% Convertible Subordinated Notes due 2012 (Exhibit 4.4)

10.1 (2)*	1994 Stock Option Plan. (Exhibit 10.1)

10.2 (1)*	2000 Stock Option and Incentive Plan (Exhibit 10.2)

10.3 (6)*	Amended and Restated 2000 Stock Option and Incentive Plan (Exhibit 99.1)

10.4 (6)*	Amended and Restated 2000 Employee Stock Purchase Plan (Exhibit 99.2)

10.5 (1)	Lease Agreement between the Registrant and W9/TIB Real Estate Limited Partnership, dated January 31, 2000, as amended (Exhibit 10.5)

10.6 (1)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers (Exhibit 10.9)

10.7 (5)	Stock and Warrant Purchase Agreement, dated March 21, 2003 (Exhibit 10.1)

10.8 (5)	Form of Registration Rights Agreement (Exhibit 10.3)

10.9 (5)	Voting Agreement, dated March 21, 2003 (Exhibit 10.2)

10.10 (8)	Stock and Warrant Purchase Agreement, dated June 16, 2004 (Exhibit 10.1)

10.11 (8)	Warrant Agreement, dated June 21, 2004 (Exhibit 10.2)

10.12 (8)	Form of Warrants (Exhibit 10.3)

10.13 (8)	Registration Rights Agreement, dated June 21, 2004 (Exhibit 10.4)

10.14 (8)	Conversion, Consent, Voting and Lock-Up Agreement, dated June 21, 2004 (Exhibit 10.5)

10.15 (9)+	Master Joint Venture Agreement by and among the Registrant, Q-Cells AG, Renewable Energy Corporation and EverQ GmbH, dated November 4, 2005 (Exhibit 10.17)

10.16 (9)+	License and Technology Transfer Agreement by and between the Registrant and EverQ GmbH, dated November 24, 2005 (Exhibit 10.18)

10.17 (9)+	Technology Co-Operation Agreement by and between the Registrant and Renewable Energy Corporation, dated November 24, 2005 (Exhibit 10.19)

10.18 (7)*	Evergreen Solar, Inc. Management Incentive Policy (Exhibit 10.20)

10.19 (12)	Purchase Agreement by and between the Registrant and SG Cowen & Co., LLC, as representatives of the Initial Purchasers, dated June 23, 2005 (Exhibit 10.24)

10.20 (10)	Registration Rights Agreement by and between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers, dated June 29, 2005 (Exhibit 10.21)

10.21 (11)+	Memorandum of Understanding by and among the Registrant, Q-Cells AG, EverQ GmbH and Renewable Energy Corporation AS, dated June 5, 2006 (Exhibit 10.1)

10.22 (13)+	Amendment to the Master Joint Venture Agreement by and among the Registrant, Q-Cells AG, Renewable Energy Corporation, REC Solar Grade Silicon LLC and EverQ GmbH, dated September 29, 2006 (Exhibit 10.26)

10.23 (13)+	Sales Representative Agreement by and between the Registrant and EverQ, GmbH, dated September 29, 2006 (Exhibit 10.27)

10.24 (13)+	Amended and Restated License and Technology Transfer Agreements by and between the Registrant and EverQ GmbH, dated September 29, 2006 (Exhibit 10.18)

10.25 (15)	Loan and Security Agreement between Silicon Valley Bank and the Registrant dated April 6, 2007 (Exhibit 10.1)

10.26 (16)	Stock Purchase Agreement by and between the Registrant and DC Chemical Co., Ltd., dated April 17, 2007 (Exhibit 10.1)

10.27 (16)	Stockholders Agreement by and between the Registrant and DC Chemical Co., Ltd., dated April 17, 2007 (Exhibit 10.2)

10.28 (17)+	Supply Agreement by and between the Registrant and DC Chemical Co., Ltd., dated April 17, 2007 (Exhibit 10.3)

10.29 (18)	Guarantee and Undertaking of the Registrant, dated April 30, 2007 (Exhibit 10.1)

10.30 (18)	Addendum to the Amended and Restated License and Technology Transfer Agreement between the Registrant and EverQ GmbH, dated April 30, 2007 (Exhibit 10.2)

10.31 (19)	Underwriting Agreement dated May 23, 2007 between the Registrant and Lehman Brothers Inc. as representative of the several underwriters named therein (Exhibit 1.1)

10.32 (20)*	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Richard M. Feldt. (Exhibit 10.1)

10.33 (20)*	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Michael El-Hillow. (Exhibit 10.2)

10.34 (20)*	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Brown F. Williams. (Exhibit 10.3)

10.35 (20)*	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Richard G. Chleboski. (Exhibit 10.4)

10.36 (20)*	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Dr. J. Terry Bailey. (Exhibit 10.5)

Number	Description

10.36 (19)*	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Gary T. Pollard. (Exhibit 10.6)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment granted as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A, filed on October 3, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1/A.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, filed on August 4, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003, The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 24, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 21, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 22, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 filed on March 16, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 29, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 9, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 filed on August 11, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(13)	Incorporated herein by reference by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 7, 2006. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(14)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 8, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(15)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated April 6, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(16)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(17)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K/A dated April 20, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K/A.

(18)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated April 30, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(19)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated May 23, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(20)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 14, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(21)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 dated May 16, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: August 2, 2007

/s/ Michael El-Hillow

Michael El-Hillow
Chief Financial Officer and Secretary
(Principal Financial Officer)