Form 10-Q
period 2007-09-29
EVERGREEN SOLAR INC
filed 2007-11-08
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-(2) of the Exchange Act. (Check one).
Large accelerated filer ☑      Accelerated Filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2007 the registrant had 101,369,077 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 29, 2007

CONCERNS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, the results of the Company will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding the Company’s future growth, revenue, earnings and gross margin improvement; the opening of our planned Massachusetts manufacturing facility and other potential capacity expansions at both the Company and EverQ GmbH (“EverQ”) and the expected timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget; future warranty expenses; benefits and expenses resulting from EverQ; our receipt of public grant awards; capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies; pursuit of future research contracts that are not part of our current ongoing research activities; costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth; shifts in our geographic product revenue mix; international expansion of strategic partnerships, manufacturing operations and distribution networks; operating efficiency of manufacturing facilities, including increases in manufacturing scale and technological improvements; the occurrence of and the use of proceeds from sales of our securities; the sufficiency of our cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility to satisfy our anticipated cash requirements; payment of cash dividends; use of derivative financial instruments to manage foreign currency exchange risks; the potential impact of our critical accounting policies and changes in financial accounting standards or practices; our plans for the EverQ joint venture; our continued enhancements of thin wafer production and the expected timing and results of such transition; the expected demand for solar energy; our expectations regarding product performance and cost and technological competitiveness; our expectations regarding future silicon supply from Renewable Energy Corporation and our other suppliers, and our ability to enter into additional contracts to secure our silicon supply; the anticipated benefits of our String Ribbon technology; the making of strategic investments and the expectation of future benefit from them; the development of the quad technology platform and its potential effects on crystal growth; our position in the solar power market; our ability to reduce the costs of producing solar products; and our expectations regarding the amount of photovoltaic solar panels that we will be able to produce, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by customers, suppliers and partners, and other risks and uncertainties described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part II of this report and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), copies of which may be accessed through the SEC’s web site at http://www.sec.gov. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	September 29,
	2006	2007
Assets

Current assets:
Cash and cash equivalents	$6,828	$97,326
Marketable securities	42,593	58,667
Restricted cash	—	41,000
Accounts receivable, net of allowances for doubtful accounts	20,249	10,879
Inventory	4,767	7,506
Interest receivable	675	863
Other current assets	6,882	11,275

Total current assets	81,994	227,516

Investment in and advances to EverQ	70,460	72,907
Restricted cash	414	414
Deferred financing costs	2,434	2,102
Prepaid cost of inventory	—	132,690
Fixed assets, net	50,516	66,157
Other assets	1,433	1,134

Total assets	$207,251	$502,920

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$18,465	$25,840
Accrued employee compensation	2,791	4,148
Accrued interest	—	984
Accrued warranty	705	705
Other accrued expenses	2,443	4,525

Total current liabilities	24,404	36,202

Subordinated convertible notes	90,000	90,000

Total liabilities	114,404	126,202
Commitments and contingencies (Note 5 and Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized, 68,066,204 and 101,306,298 issued and outstanding at December 31, 2006 and September 29, 2007, respectively	681	1,013
Additional paid-in capital	211,053	507,975
Accumulated deficit	(119,678)	(137,068)
Accumulated other comprehensive income	791	4,798

Total stockholders’ equity	92,847	376,718

Total liabilities and stockholders’ equity	$207,251	$502,920

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Year-to-date Period Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Product revenues	$36,231	$15,383	$69,846	$41,417
Royalty and fee revenues	—	2,807	—	6,263

Total revenues	36,231	18,190	69,846	47,680
Cost of revenue	30,525	13,660	64,654	36,881

Gross profit	5,706	4,530	5,192	10,799

Operating expenses:
Research and development	4,511	5,381	12,321	15,749
Selling, general and administrative	5,272	5,079	16,409	15,355
Facility start-up	—	358	—	358

Total operating expenses	9,783	10,818	28,730	31,462

Operating loss	(4,077)	(6,288)	(23,538)	(20,663)

Other income (loss):
Foreign exchange gains (losses), net	148	(133)	2,107	611
Interest income	917	3,268	3,519	6,678
Interest expense	(1,763)	(914)	(4,874)	(2,750)

Other income (loss), net	(698)	2,221	752	4,539

Loss before minority interest and equity loss	(4,775)	(4,067)	(22,786)	(16,124)
Minority interest in EverQ	(828)	—	1,584	—
Equity income (loss) from interest in EverQ	—	404	—	(1,266)

Net loss	$(5,603)	$(3,663)	$(21,202)	$(17,390)

Net loss per share (basic and diluted)	$(0.08)	$(0.04)	$(0.33)	$(0.21)

Weighted average shares used in computing basic and diluted net loss per share	66,127	98,343	65,229	82,692
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Year-to-Date Period Ended
	September 30,	September 29,
	2006	2007
Cash flows from operating activities:
Net loss	$(21,202)	$(17,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,415	5,341
Amortization of deferred grant credits	(467)	—
Loss on disposal of fixed assets	776	—
Minority interest in EverQ	(1,584)	—
Equity loss from EverQ	—	1,266
Amortization of deferred debt financing costs	332	333
Bad debt expense	85	—
Accretion of bond discount	(815)	(525)
Compensation expense associated with employee equity awards	4,068	4,877
Changes in operating assets and liabilities:
Accounts receivable	(18,789)	9,371
Interest payable	1,139	984
Inventory	(8,562)	(2,739)
Prepaid cost of inventory	—	(12,776)
Interest receivable	(158)	(191)
Other current assets	1,106	(4,393)
Grants receivable	6,946	—
Accounts payable	(1,029)	7,375
Accrued warranty	419	—
Accrued expenses	11,115	3,706

Net cash used in operating activities	(21,205)	(4,761)

Cash flows from investing activities:
Purchases of fixed assets, deposits on fixed assets under construction and other	(66,265)	(20,679)
Decrease (increase) in restricted cash	891	(41,000)
Purchases of marketable securities	(55,782)	(67,000)
Proceeds from sale and maturity of marketable securities	85,486	51,475

Net cash used in investing activities	(35,670)	(77,204)

Cash flows from financing activities:
Increase in long-term debt	11,923	—
Increase in short-term debt	33,670	—
Proceeds from exercise of warrants	13,446	667
Proceeds from the issuance of common stock, net of offering costs	—	170,743
Proceeds from exercise of stock options, and shares purchased under Employee Stock Purchase Plan	2,351	1,053

Net cash provided by financing activities	61,390	172,463

Effect of exchange rate changes on cash and cash equivalents	(1,003)	—

Net increase in cash and cash equivalents	3,512	90,498

Cash and cash equivalents at beginning of period	30,742	6,828

Cash and cash equivalents at end of period	$34,254	$97,326

Supplemental cash flow information:
Non-cash cost of prepaid inventory	$—	$119,914

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2006. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on February 27, 2007, as amended by the Company’s Annual Report on Form 10-K/A which was filed on April 30, 2007. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at September 29, 2007, the results of operations for the quarter and year-to-date periods ended September 30, 2006 and September 29, 2007, and the cash flows for the year-to-date periods ended September 30, 2006 and September 29, 2007. The balance sheet at December 31, 2006 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2007.
The condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Through December 19, 2006, the Company owned 64% of EverQ GmbH (“EverQ”), a joint venture created to develop and operate facilities in Germany, and consolidated the financial statements of EverQ in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of EverQ’s operating results from December 20, 2006 forward in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” Therefore, the condensed consolidated balance sheets as of December 31, 2006 and September 29, 2007 include only those accounts of Evergreen Solar. Additionally, the condensed consolidated statements of operations and cash flows for the quarter and year-to-date periods ended September 30, 2006 include the consolidated results of Evergreen Solar and EverQ, whereas the quarter and year-to-date periods ended September 29, 2007 include the activity of Evergreen Solar, with EverQ accounted for using the equity method of accounting. The functional currency for Evergreen Solar GmbH, a wholly owned subsidiary of Evergreen Solar, and EverQ is the Euro. Operating results of Evergreen Solar GmbH and EverQ are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. Evergreen Solar has operated as one reportable segment for the quarter and year-to-date periods ended September 29, 2007.
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
The Company believes that its current cash, cash equivalents and marketable securities, coupled with its ability to access the equity and debt capital markets and borrowings available under its line of credit facility, will be sufficient to fund the Company’s planned capital expenditure programs, including the planned Massachusetts expansion, current commitments with EverQ and operating expenditures over the next twelve months. The Company will be required to raise additional capital to fund any additional expansion of the Company’s future manufacturing facilities, to acquire complementary businesses, to provide further funding for EverQ, to secure silicon beyond current contracts and other raw materials and/or necessary technologies. The Company does not know whether it will be able to raise additional capital on favorable terms. If adequate capital is not available or is not available on acceptable terms, the Company’s ability to fund its operations, further develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
Certain prior year balances have been reclassified to conform with the current year presentation.
2. Net Loss per Common Share
The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters and year-to-date periods ended September 30, 2006 and September 29, 2007 does not include approximately 19.8 million and 20.3 million potential shares of common stock equivalents outstanding at September 30, 2006 and September 29, 2007, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, common stock warrants and convertible debt.
3. Inventory
Inventory consisted of the following at December 31, 2006 and September 29, 2007 (in thousands):

	December 31,	September 29,
	2006	2007
Raw materials	$3,714	$6,365
Work-in-process	804	672
Finished goods	249	469

	$4,767	$7,506

In July 2007, the Company entered into a multi-year polysilicon supply agreement (the “Wacker Agreement”) with Wacker Chemie AG (“Wacker”). The Wacker Agreement provides the general terms and conditions pursuant to which Wacker will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2018. The Company made a prepayment of approximately 9.0 million euros in connection with this Agreement that will be amortized as an additional cost of inventory as silicon is delivered by Wacker and utilized by the Company. The prepayment is included in the balance sheet in Prepaid Cost of Inventory.
4. Fixed Assets
     Fixed assets consisted of the following at December 31, 2006 and September 29, 2007 (in thousands):

	Useful	December 31,	September 29,
	Life	2006	2007
Laboratory and manufacturing equipment	3-7 years	$36,544	$56,239

Computer and office equipment	3-7 years	910	1,320

Leasehold improvements	Lesser of 15 to 20 years or lease term	8,360	12,616

Assets under construction		18,002	14,623

		63,816	84,798
Less: Accumulated depreciation		(13,300)	(18,641)

		$50,516	$66,157

As of September 29, 2007, outstanding commitments for capital expenditures for the Company were approximately $81.8 million. Of the total commitments $77.4 million is associated with the construction of a new facility in Massachusetts, anticipated to be operational in the third quarter of 2008. The Company also expects to commit approximately $92.6 million to complete the new facility. The balance of $4.4 million of these commitments for capital expenditures is associated with infrastructure improvements and equipment purchases for the Company’s Marlboro facility including equipment for its research and development facility.
As of September 29, 2007, the Company had approximately $294,000 in deposits on fixed assets under construction consisting primarily of equipment and purchases for the Company’s Marlboro facility.
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
EverQ Debt Guarantee
EverQ entered into a certain Credit Agreement (the “Credit Agreement”) dated November 9, 2005, between EverQ, Q-Cells AG, the Company and a syndicate of banks led by Deutsche Bank Aktiengesellschaft and Bayerische Hypo-und Vereinsbank AG. In the event of a default by EverQ, the Company had agreed to relinquish certain rights to certain assets of EverQ which collateralized EverQ’s repayment obligations under the Credit Facility. In addition, pursuant to the Credit Agreement, the Company had agreed to guarantee EverQ’s repayment obligations under the Credit Agreement. As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company was only responsible for one-third of the debt under the guarantee. As of September 29, 2007, the total amount of debt outstanding was repaid by EverQ.
On April 30, 2007, the Company, Q-Cells AG and Renewable Energy Corporation ASA entered into a Guarantee and Undertaking Agreement in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, the Company, Q-Cells AG and Renewable Energy Corporation ASA each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement. As of September 29, 2007, the Company has $41.0 million deposited with Deutsche Bank AG fulfilling its obligation under the Guarantee, which is classified as restricted cash in the Company’s balance sheet. Upon reaching certain milestones, expected to be achieved during 2008, the guarantee will be cancelled. As of September 29, 2007, the total amount of debt outstanding under the loan agreement was 90.0 million Euros (approximately $128.0 million at September 29, 2007 exchange rates) of which 30.0 million Euros was current (approximately $42.7 million at September 29, 2007 exchange rates). Repayment of the loan is due in quarterly installments beginning December 31, 2007 through September 30, 2010.
Credit
On April 6, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a credit facility that provides for a $25.0 million secured revolving line of credit, which may be used for revolving loans or to issue letters of credit on the Company’s behalf, and includes a foreign exchange sublimit and a cash management services sublimit. The interest rates on borrowings under the line of credit will be calculated by reference to Silicon Valley Bank’s prime rate and will depend on maintenance by the Company of certain amounts of cash at Silicon Valley Bank. As part of this agreement, the Company is required to pay a fee on the unused portion of the credit facility. In addition, the agreement includes various covenants including maintenance of a specified tangible net worth, as defined, and maintenance of minimum cash balances. The credit facility matures on April 5, 2008, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. As of September 29, 2007, there was approximately $23.6 million available under the facility.
Letters of Credit
The Company maintains a letter of credit for the benefit of a landlord of its manufacturing facility in Marlboro, Massachusetts for $414,000, which is required under the terms of the lease and will expire upon termination of the lease in 2010. The amount of cash guaranteeing the letter of credit is classified as restricted cash in the Company’s balance sheet. The Company has an additional letter of credit for $300,000 as guarantee of payment for certain equipment.
6. Stock Based Compensation
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123— (revised 2004) “Share-Based Payment” (“SFAS 123R”). The following table presents share-based compensation expense included in the Company’s consolidated statements of operations under SFAS 123R (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Cost of product revenues	$117	$214	$355	$558
Research and development expenses	330	411	1,115	1,184
Selling, general and administrative expenses	608	1,086	2,598	3,135

Total	$1,055	$1,711	$4,068	$4,877

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the quarter and year-to-date periods ended September 30, 2006 and the year-to-date period ended September 29, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year-to-Date Period Ended
	September 30, 2006	September 29, 2007
Expected option term (years)	6.25	6.25
Expected volatility factor	130%	155%
Risk-free interest rate	4.9%-5.1%	5.1%
Expected annual dividend yield	0%	0%

The Company values restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures.
Stock Incentive Plan
The Company is authorized to issue up to 10,650,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”). The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All options granted will expire ten years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.
Stock option activity under the 2000 Plan for the year-to-date period ended September 29, 2007 is summarized as follows (shares in thousands):

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2007	5,309	$4.20
Granted	16	10.63
Exercised	(231)	2.71
Forfeited	(93)	5.93

Outstanding at September 29, 2007	5,001	$4.26

     The following table summarizes information about stock options outstanding at September 29, 2007:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$0.76	—	$1.60	278,233	4.49	$1.33	278,233	$1.33
1.61	—	1.61	1,638,000	6.20	1.61	1,138,000	1.61
1.68	—	1.95	7,456	5.84	1.75	7,456	1.75
2.00	—	2.00	914,176	6.13	2.00	632,487	2.00
2.08	—	3.06	513,756	5.22	2.49	411,506	2.47
3.10	—	6.53	504,947	6.69	5.04	313,005	5.06
6.63	—	8.88	507,019	7.35	7.56	265,394	7.57
9.33	—	14.00	286,195	6.08	11.99	252,070	12.12
15.09	—	15.09	335,000	8.41	15.09	83,750	15.09
19.00	—	19.00	16,000	3.09	19.00	16,000	19.00

			5,000,782	6.29	$4.26	3,397,901	$3.74

The aggregate intrinsic value of outstanding options as of September 29, 2007 was $26.5 million, of which $19.1 million were vested. The aggregate intrinsic value of outstanding options as of December 31, 2006 was $22.0 million, of which $14.9 million were vested. The intrinsic value of options exercised for the year to date period ended September 29, 2007 was approximately $1.6 million. As of September 29, 2007, there was

$5.0 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. Total cash received from the exercise of stock options was $126,000 and $626,000 for the quarter and year-to-date periods ended September 29, 2007, respectively.

The following table summarizes information about restricted stock activity for the year-to-date period ended September 29, 2007 (shares in thousands):

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
Outstanding at January 1, 2007	1,129	$14.25
Granted	1,817	8.81
Vested	(66)	8.90
Forfeited	(123)	14.68

Outstanding at September 29, 2007	2,757	$10.77

Included in granted restricted shares are 917,000 shares of the Company’s common stock with a fair value of $8.3 million that were granted to employees as part of its stock compensation plan. These shares vest over a four year period. There was $9.4 million of unrecognized compensation expense related to these unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 3.0 years.
Also included in the granted restricted shares are 900,000 shares of performance-based restricted stock (“Restricted Share Awards”), of which 800,000 were granted to the Company’s executive officers in February 2007 and 100,000 granted to a Company executive officer in July 2007, all of which immediately vest upon the achievement of $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, 35% gross margin and 10% net income, as adjusted, achieved in one fiscal year prior to January 1, 2012. In February 2006, the Company granted 800,000 Restricted Share Awards to the Company’s executive officers, which immediately vest upon the achievement of $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, 35% gross margin and 7% net income, as adjusted, achieved in one fiscal year prior to January 1, 2011. The Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $18.2 million of compensation expense associated with these performance-based awards if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.
The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of September 29, 2007 was $24.6 million. During the quarter and year-to-date periods ended September 29, 2007, approximately 6,000 and 66,000 shares of restricted stock vested, respectively, with an aggregate vest-date fair value of approximately $54,000 and $586,000, respectively.

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

On April 17, 2007, the Company entered into a multi-year polysilicon supply agreement with DC Chemical Co., Ltd. (“DC Chemical”) under which DC Chemical will supply the Company with polysilicon at fixed prices beginning in late 2008 and continuing through 2014. Concurrent with the execution of the supply agreement, the Company and DC Chemical entered into a stock purchase agreement (the “Purchase Agreement”) pursuant to which

DC Chemical purchased 3.0 million shares of the Company’s common stock for $12.07 per share, representing the closing price of the Company’s common stock on the NASDAQ Global Market on April 16, 2007. Pursuant to the Purchase Agreement, the Company issued an additional 4.5 million shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock to DC Chemical. The preferred stock automatically converted into 6.25 million shares of transfer restricted common stock in May 2007 upon the termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The restrictions on the common stock will lapse upon the delivery of 500 metric tons of polysilicon to the Company by DC Chemical. Issuance of the restricted shares represented a prepayment of inventory cost valued at approximately $119.9 million, based on the issuance date market price of the Company’s common shares adjusted for a discount to reflect the transfer restriction, and will be amortized as an additional cost of inventory as silicon is delivered by DC Chemical and utilized by the Company. When the transfer restriction on these shares lapse, the Company will record an additional cost of inventory equal to the value of the discount associated with the restriction at that time if the stock price on that date is higher than $12.07 which will be amortized as an incremental cost of inventory as silicon is delivered by DC Chemical and utilized by the Company.
On May 30, 2007, the Company closed a public offering of 17,250,000 shares of its common stock, which included the exercise of an underwriters’ option to purchase 2,250,000 additional shares. The shares of common stock were sold at a per share price of $8.25 (before deducting underwriting discounts).
Gross proceeds to the Company from the combined DC Chemical stock purchase and public offering transactions were approximately $178.6 million and net proceeds, after underwriting commissions and other offering expenses, were approximately $170.7 million.

At September 29, 2007, 10,650,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and approximately 467,000 shares were reserved for issuance upon conversion of outstanding warrants from a June 2004 warrant agreement.

8. Geographical and Customer Concentration of Revenue Information
Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenue:

	Year-to-Date Period Ended
	September 30,	September 29,
	2006	2007
By geography:
United States	33%	83%
Korea	—	13%
Germany	65%	2%
Other	2%	2%

	100%	100%

By customer:
PowerLight Corporation	11%	22%
SunEdison	—	18%
groSolar	—	14%
Woojin Electric Machinery Co. Ltd.	—	13%
AEE Solar	6%	10%
Ralos Vertriebes	12%	1%
Donauer Solartechnik	9%	—
Krannich Solartechnik	4%	—
All other	58%	22%

	100%	100%

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
The financial information for EverQ for the quarter and year-to-date periods ended September 29, 2007 is as follows (in thousands):

		Year-to-Date Period
	Quarter Ended	Ended
	September 29, 2007	September 29, 2007
Revenue	$47,525	$106,426
Cost of goods sold	41,412	92,555
Other expenses	4,900	17,667
Net income (loss)	1,213	(3,796)

As of
September 29, 2007
Current assets	$131,839
Non-current assets	331,720
Current liabilities	87,899
Non-current liabilities	284,911
In addition, EverQ has an outstanding loan payable to the Company as of September 29, 2007. The table below summarizes the principal and terms of this outstanding loan as of September 29, 2007:

Date of Loan	Principal	Principal (USD)	Interest Rate	Date Due
January 25, 2007	€30,000,000	$42,657,000	5.43%	December 31, 2009
At this time it is anticipated that the maturity date for the loan will be extended at maturity. The Company also guarantees EverQ’s repayment obligations under a syndicated loan agreement up to 30.0 million Euros (see Note 5).
10. Comprehensive Loss
Comprehensive loss consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive loss for the quarter and year-to-date periods ended September 30, 2006 and September 29, 2007, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Net loss	$(5,603)	$(3,663)	$(21,202)	$(17,390)
Other comprehensive income (loss):
Unrealized gain on marketable securities	119	23	55	27
Cumulative translation adjustments	(373)	3,458	1,208	3,980

Total comprehensive loss	$(5,857)	$(182)	$(19,939)	$(13,383)

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

The Company incurred financing costs of approximately $3.1 million in connection with the issuance of this debt which are being amortized ratably over the seven-year term of the notes.
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

Redemption Period	Price (% )
Beginning on July 1, 2010 and ending on June 30, 2011	101.250
Beginning on July 1, 2011 and ending on June 30, 2012	100.625
On July 1, 2012	100.000
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
12.   Related Party Transactions
In the normal course of business, the Company purchases silicon from REC or its affiliates under existing supply agreements. For the quarter and year-to-date periods ended September 29, 2007, the Company purchased silicon for $1.2 million and $2.6 million from REC, respectively. As of September 29, 2007, the Company had $240,000 outstanding to REC.
The Company receives fees from EverQ for its marketing and sale of EverQ panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to EverQ, which combined totaled approximately $2.8 million and $6.3 million for the quarter and year-to-date periods ended September 29, 2007, respectively. The Company also receives payments from EverQ as a reimbursement of certain research and development and other support costs it incurs that benefit EverQ. For the quarter and year-to-date periods ended September 29, 2007, the Company earned $351,000 and $1.6 million, respectively, from EverQ for reimbursement of research and development costs and other support costs. At September 29, 2007 amounts due from EverQ of $3.8 million and amounts due to EverQ of $15.8 million are included in the accompanying condensed consolidated balance sheets.
13. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of January 1, 2007 and September 29, 2007, the Company had no accrued interest related to uncertain tax positions. The Company files federal, state and foreign income tax returns. As the Company is in a loss carryforward position, the Company is generally subject to U.S. federal, state and local income tax examinations by tax authorities for all years for which a loss carryforward is available. The tax years 2003-2006 remain open to examination by foreign taxing jurisdictions.

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
15. Subsequent Events
On October 24, 2007, the Company entered into a multi-year polysilicon supply agreement with Solaricos Trading, LTD. (“Nitol”). The supply agreement provides the general terms and conditions pursuant to which Nitol will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2014. In connection with the agreement the Company made a $10.0 million prepayment to Nitol. An additional prepayment of $5.0 million will be required within 15 days of the completion of certain milestones which is expected to occur in the first half of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our most recent Annual Report on Fform 10-K.
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
Our revenues today are primarily derived from the sale of solar panels, which are assemblies of photovoltaic cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. The primary applications for our current products is on-grid generation, in which supplemental electricity is provided to an electric utility grid, but has in the past and is expected in the future to include off-grid generation for markets where access to conventional electric power is not economical or physically feasible. Our products are currently sold primarily in the United States, Germany and Korea.
With Q-Cells AG, or Q-Cells, the world’s largest independent manufacturer of solar cells, and Renewable Energy Corporation ASA, or REC, one of the world’s largest manufacturers of solar-grade silicon and multicrystalline wafers, we are an equal one-third partner in EverQ GmbH, or EverQ, a limited liability company organized under the laws of Germany. EverQ develops and operates facilities to manufacture solar products based on our proprietary String Ribbon technology.. We believe that EverQ is accelerating the availability of wafer, cell and panel manufacturing capacity based on our String Ribbon technology and provide greater access to the solar market. EverQ, which has two production facilities, the second of which opened in June 2007, expects to have an annual capacity of approximately 100 megawatts (MW) by the end of 2007. On October 25, 2007, the partners of EverQ approved the construction of a third integrated wafer, cell and panel facility. The new EverQ facility will open in early 2009 in Thalheim, Germany, cost approximately EUR 125 million, net of government grants, and increase EverQ’s production capacity from approximately 100 MW to approximately 180 MW. The partners also agreed to expand EverQ’s production capacity to approximately 600 MW by 2012. To support the further growth ambitions of EverQ to 600 MW, REC has offered an additional supply agreement for polysilicon of approximately 4,000 MT beginning in 2010 and continuing through 2015 at market pricing competitive with long-term contracts. Total polysilicon volumes supplied by REC to EverQ under the existing and new agreements could potentially reach 2,100 MT per year. In addition on October 25, 2007, we executed a binding memorandum of understanding with REC and Q-Cells detailing the required steps to prepare EverQ for an initial public offering (“IPO”), including the establishment of EverQ as a standalone company with its own distinct brand, sales force, research and development team and senior management team, modifications to EverQ’s existing technology licenses and the modification of the existing sales representative agreement. The specific timing of an IPO for EverQ is still to be determined.
The new EverQ facility will license our newly-developed Quad furnace technology with its state of the art automated ribbon cutting technology. EverQ has agreed to pay us a market-based royalty for our current Quad technology based on actual cost savings realized by EverQ’s use of our Quad technology.
In addition to the expansion of EverQ, we have developed our own growth plans to achieve 500MW of annual production capacity by 2012. We began our expansion program with the commencement of our first new facility, which is now under construction in Massachusetts. This facility is expected to increase our production capacity in Massachusetts by approximately 75 MW. Construction of the new facility began in September 2007 and is expected to reach full capacity by early 2009.
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
In May 2007, we completed a public offering of 17.25 million shares of our common stock, which included the exercise of an underwriters’ option to purchase 2,250,000 additional shares. We received gross proceeds of approximately $142.3 million which will be used for our manufacturing facility expansion and short-term working capital needs. The shares of common stock were sold at a per share price of $8.25 (before deducting underwriting discounts).
On July 30, 2007, we announced that we had entered into a multi-year polysilicon supply agreement (the “Wacker Agreement”) with Wacker Chemie AG (“Wacker”). The Wacker Agreement provides the general terms and conditions pursuant to which Wacker will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2018. We made a prepayment of approximately 9.0 million Euros in connection with this Agreement that will be amortized as an additional cost of inventory as silicon is delivered by Wacker and utilized by us.
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
Under the agreements with EverQ and its partners, we market and sell all solar panels manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We receive fees from EverQ and no longer consolidate their gross revenue or cost of goods sold resulting from the sale of EverQ’s solar panels. During 2007, we will receive a fee of 1.7% of gross EverQ revenue relating to the sales and marketing of solar panels. In addition, we will receive royalty payments associated with our ongoing technology agreement with EverQ. Taken together, the sales and marketing fee and royalty payments total approximately 5.9% of gross EverQ revenue for fiscal 2007. We also expect to receive payments from EverQ as a reimbursement of certain research and development and other support costs we incur that could benefit EverQ. Income statement classification of these research and development reimbursement payments will depend on how we are reimbursed. A best efforts arrangement allows for the reimbursement to offset expenses whereas a specific performance arrangement requires us to record both revenue and an offsetting cost of revenue. We believe that the majority of these reimbursements are best efforts in nature and therefore are shown as a reduction of our expenses.
While these revenue streams are based on current expansion and financial expectations of EverQ, as well as expected future technology developments, they are subject to periodic review and adjustment by the shareholders of EverQ and could vary widely from these estimates.
For the quarter and year-to-date periods ended September 29, 2007, the Company earned approximately $2.8 million and $6.3 million, respectively, from EverQ for royalty and selling fees and $351,000 and $1.6 million, respectively, from EverQ for reimbursement of research and development costs, and other support costs.

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
Warranty
We have provided for estimated future warranty costs of approximately $705,000 as of September 29, 2007, representing our best estimate of the likely expense associated with fulfilling our obligations under such warranties. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
Stock-based Compensation
On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 — (revised 2004), “Share-Based Payment”(“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. We selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Total equity compensation expense recognized during the quarters and year-to-date periods ended September 30, 2006 and September 29, 2007, was approximately $1.1 million, $1.7 million, $4.1 million and $4.9 million, respectively. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures for prior periods.
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
Impairment of Long-lived Assets
Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that an impairment exists, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes further reducing manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.
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
As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of EverQ results from December 20, 2006 forward. Due to this transition, a significant portion of our product revenue is generated from United States customers.
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
Facility start-up. Facility start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a new facility before it has been qualified for full production. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant expansion program, to the extent we cannot capitalize these expenditures. We expect to incur significant facility start-up expenses as we continue to plan, construct and qualify new facilities, including costs associated with our new facility currently under construction in Massachusetts.
Other income, net.  Other income, net consists of interest income primarily from interest earned on the holding of short-term marketable securities, bond premium amortization (or discount accretion), interest expense on outstanding debt and net foreign exchange gains and losses.

Equity loss from interest in EverQ.  As of December 20, 2006, we began accounting for our share of EverQ’s results under the equity method of accounting, which requires us to record our one-third share of EverQ’s net income or loss as one line item in our condensed consolidated statement of operations.
Minority interest. Through December 19, 2006, we consolidated the financial results of EverQ in our financial statements. For the quarter and year-to-date periods ended September 30, 2006, EverQ incurred net income of $2.3 million and losses of $4.1 million, respectively, all of which are consolidated in our financial statements. However, $828,000 of net income and $1.6 million of losses represent the portion of EverQ net income or losses attributable to the Q-Cells and REC minority interests for the quarter and year-to-date periods ended September 30, 2006, respectively.
Comparison of Quarters Ended September 29, 2007 and September 30, 2006
Through December 19, 2006, the Company owned 64% of EverQ and consolidated the financial statements of EverQ. As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of EverQ’s operating results from December 20, 2006. This change in accounting has significantly impacted period-over-period comparability of the quarterly and year-to-date periods.
Revenues. Our product revenues for the quarter ended September 29, 2007 were $15.4 million, a decrease of $20.8 million, or 58%, from $36.2 million for the quarter ended September 30, 2006. The decrease in reported revenues is attributable to EverQ product revenues, which we consolidated with our product revenues for the quarter ended September 30, 2006 but is not consolidated with our product revenues in the comparable period in 2007. EverQ began fulfilling orders late in the second quarter of 2006, accounting for approximately $25.4 million of consolidated revenues for the quarter ended September 30, 2006. The decline in product revenues is partially offset by royalty revenue and marketing and selling fees from EverQ in 2007 of approximately $2.8 million.
In order to efficiently manage worldwide distribution of product based on String Ribbon technology, we fulfill orders largely based on geography. More than half of the product produced at EverQ is distributed to customers in Europe and the majority of the product produced at our Marlboro facility is distributed to customers in the United States. International product revenues accounted for approximately 14% of total revenues for the quarter ended September 29, 2007, and 70% for the quarter ended September 30, 2006. This decline in international revenues is attributable to EverQ which began product shipments in the second quarter of 2006 and now has primary responsibility for fulfilling European customer orders. We expect that the Marlboro manufacturing facility, which primarily supports the U.S. market, will continue to do so for the foreseeable future. As we increase our own production capacity, we expect that our worldwide customer geography mix will become more balanced.

The following table summarizes the concentration of quarterly product revenues by geography and customer:

	Quarter Ended
	September 30,	September 29,
	2006	2007
By geography:
United States	30%	86%
Korea	—	11%
Germany	66%	—
Other	4%	3%

	100%	100%

By customer:
PowerLight Corporation	21%	25%
groSolar	—	17%
SunEdison	—	14%
Woojin Electric Machinery Co. Ltd.	—	11%
AEE Solar	5%	10%
S.A.G. Solarstrom	10%	—
Donauer Solartechnik	7%	—
All other	57%	23%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the quarter ended September 29, 2007 was approximately $13.7 million, a decrease of approximately $16.9 million, or 55%, from $30.5 million for the quarter ended September 30, 2006. Cost of product revenue for the quarter ended September 30, 2006 included approximately $19.8 million in costs associated with EverQ, which costs are not consolidated with the Company’s cost of product revenue for the quarter ended September 29, 2007. Gross margin for the quarter ended September 29, 2007 was approximately 24.9% as compared to 15.7% for the quarter ended September 30, 2006. The increase in gross margin primarily resulted from the inclusion of EverQ’s early stage operations in the quarter ended September 30, 2006 in addition to improved operating efficiencies resulting in higher volume at our Marlboro pilot manufacturing facility, as well as royalties and selling fees earned from EverQ in the third quarter of 2007. In addition, as a result of our successful introduction of new manufacturing technology, we disposed of existing manufacturing equipment during the third quarter of 2006 in order to replace them with more technologically advanced equipment which was expected to improve operational performance at our Marlboro facility. Equipment with a gross value of $1.0 million was disposed of during the third quarter of 2006, for no proceeds, and we realized a loss on disposal of approximately $550,000. The loss on disposal of equipment is included in cost of product revenues.
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
Research and development expenses. Our research and development expenses for the quarter ended September 29, 2007 were approximately $5.4 million, an increase of approximately $870,000 or 19%, from $4.5 million for the quarter ended September 30, 2006. The increase is primarily attributable to increased compensation and related costs associated with internal initiatives aimed to improve our manufacturing technologies and higher depreciation expense associated with expanded R&D facilities.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended September 29, 2007 were approximately $5.1 million, a decrease of approximately $193,000, or 4%, from $5.3 million for the quarter ended September 30, 2006. EverQ costs, which were approximately $0.9 million for the quarter ended September 30, 2006, are not consolidated with the Company’s general and administrative costs for the quarter ended September 29, 2007. At our Marlboro facility, the increase in selling, general, and administrative expenses was primarily attributable to increased compensation and related costs associated with additional personnel and management incentive compensation, and increased legal costs associated with the growth of our business. As we begin to hire employees and scale operations for our planned expansion, we expect that selling, general, and administrative expenses will increase in future periods.

Facility start-up. Facility start-up costs for the quarter ended September 29, 2007 of $358,000 was comprised primarily of indirect salaries, personnel related costs and legal costs associated with the construction of our new facility in Massachusetts which began in September 2007.
Other income (loss), net. Other income, net of $2.2 million for the quarter ended September 29, 2007 was comprised of $133,000 in net foreign exchange losses, $3.3 million in interest income, and $914,000 in interest expense. Other loss, net of $698,000 for the quarter ended September 30, 2006 consisted of $148,000 in net foreign exchange gains, $917,000 in interest income and $1.8 million in interest expense. The increase in interest income is attributable to our higher cash balance that resulted from the additional capital raised during the quarter ended June 30, 2007. The decline in interest expense was primarily due to the interest cost associated with the EverQ loan facility with Deutsche Bank, which we consolidated with our interest expense for the quarter ended September 30, 2006 but is not consolidated with our interest expense in the comparable period in 2007.
Equity income from interest in EverQ. The equity income from our interest in EverQ of $404,000 for the quarter ended September 29, 2007 represents our one-third share of EverQ’s net income of $1.2 million. EverQ’s increased net income resulted primarily from the incremental production volume of the EverQ-2 manufacturing facility.
Comparison of Year-to-Date Periods Ended September 29, 2007 and September 30, 2006
Revenues. Our product revenues for the year-to-date period ended September 29, 2007 were $41.4 million, a decrease of $28.4 million, or 41%, from $69.8 million for the year-to-date period ended September 30, 2006. The decrease in revenues was due to EverQ product revenues, which we consolidated with our product revenues for the year-to-date period ended September 30, 2006, but is not consolidated with our product revenues in the comparable period in 2007. EverQ began fulfilling orders late in the second quarter of 2006, accounting for approximately $36.6 million of consolidated revenues for the year-to-date period ended September 30, 2006. The decline in product revenues is partially offset by royalty revenue and marketing and selling fees from EverQ in 2007 of approximately $6.3 million.
In order to efficiently manage worldwide distribution of product based on String Ribbon technology, we fulfill orders largely based on geography. More than half of the product produced at EverQ is distributed to customers in Europe and the majority of the product produced at our Marlboro facility is distributed to customers in the United States. International product revenues accounted for approximately 17% of total revenues for the year-to-date period ended September 29, 2007, and 67% for the year-to-date period ended September 30, 2006. EverQ, which began product shipments in the second quarter of 2006, assumed primary responsibility for fulfilling European customer orders from its facility in Thalheim, Germany. We expect that the Marlboro manufacturing facility, which primarily supports the U.S. market, will continue to do so for the foreseeable future. As we increase our own production capacity, we expect that our worldwide customer geography mix will become more balanced.

The following table summarizes the concentration of year-to-date product revenues by geography and customer:

	Year-to-Date Period Ended
	September 30,	September 29,
	2006	2007
By geography:
United States	33%	83%
Korea	—	13%
Germany	65%	2%
Other	2%	2%

	100%	100%

By customer:
PowerLight Corporation	11%	22%
SunEdison	—	18%
groSolar	—	14%
Woojin Electric Machinery Co. Ltd.	—	13%
AEE Solar	6%	10%
Ralos Vertriebes	12%	1%
Donauer Solartechnik	9%	—
Krannich Solartechnik	4%	—
All other	58%	22%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the year-to-date period ended September 29, 2007 was approximately $36.9 million, a decrease of approximately $27.8 million, or 43%, from $64.7 million for the year-to-date period ended September 30, 2006. The majority of this decline was attributable to EverQ’s cost of product revenue, which we consolidated with our cost of product revenues for the year-to-date period ended September 30, 2006 but is not consolidated with our cost of product revenues in the comparable period in 2007. EverQ accounted for approximately $33.2 million of reported cost of product revenue for the year-to-date period ended September 30, 2006. Gross margin for the year-to-date period ended September 29, 2007 was approximately 22.6% versus 7.4% for the year-to-date period ended September 30, 2006. The increase in gross margin primarily resulted from the inclusion of EverQ costs in the year-to-date period ended September 30, 2006, which are high due to factory start-up costs, in addition to improved operating efficiencies at our Marlboro pilot manufacturing facility that resulted in higher volumes in the year-to-date period ended September 29, 2007. Also, we earned royalties and selling fees from EverQ during the year-to-date period ended September 29, 2007. In addition, during the third quarter of 2006, as a result of our successful introduction of new manufacturing technology, we disposed of existing manufacturing equipment in order to replace them with more technologically advanced equipment expected to improve operational performance at our Marlboro facility. Equipment with a gross value of $1.0 million was disposed of during the third quarter of 2006, for no proceeds, and we realized a loss on disposal of approximately $550,000. The loss on disposal of equipment is included in cost of product revenues.
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
Research and development expenses. Our research and development expenses for the year-to-date period ended September 29, 2007 were approximately $15.7 million, an increase of approximately $3.4 million or approximately 28%, from $12.3 million for the year-to-date period ended September 30, 2006. The increase is primarily attributable to increased compensation and related costs associated with internal initiatives aimed to improve our manufacturing technologies and higher depreciation and operating costs associated with expanded R&D space.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the year-to-date period ended September 29, 2007 were approximately $15.4 million, a decrease of approximately $1.1 million, or 6%, from $16.4 million for the year-to-date period ended September 30, 2006. EverQ costs of approximately $3.4 million which were included in our consolidated selling, general and administrative expenses for the period ended September 30, 2006 are not included in the comparable period in 2007. This decrease was offset by increased compensation and related costs associated with additional personnel and management incentive compensation, increased costs associated with marketing communications including our effort to re-brand Evergreen with a new logo, and increased insurance and legal costs associated with the growth of our operations and routine regulatory filings.
Facility start-up. Facility start-up costs for the year-to-date period ended September 29, 2007 of $358,000 was comprised primarily of indirect salaries, personnel related costs and legal costs associated with our new manufacturing operation, construction of which began in September 2007.
Other income, net. Other income, net of $4.5 million for the year-to-date period ended September 29, 2007 was comprised of $611,000 in net foreign exchange gains, approximately $6.7 million in interest income, and approximately $2.8 million in interest expense. Other income, net of $752,000 for the year-to-date period ended September 30, 2006 consisted of approximately $2.1 million in net foreign exchange gains, approximately $3.5 million in interest income and approximately $4.9 million in interest expense. The increase in interest income is attributable to our higher cash balance that resulted from the additional capital raised during the year-to-date period ended September 29, 2007. The decline in interest expense was primarily due to the interest cost associated with the EverQ loan facility with Deutsche Bank, which interest expense we consolidated with our interest expense for the year-to-date period ended September 30, 2006 but is no longer consolidated in the comparable period in 2007.
Equity loss from interest in EverQ. The equity loss from our interest in EverQ of $1.3 million for the year-to-date period ended September 29, 2007 represents our one-third share of EverQ’s $3.8 million loss. EverQ’s loss resulted primarily from planned start-up costs associated with the EverQ-2 manufacturing facility.
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues; and, beginning in 2007, fees from EverQ for our marketing and sale of EverQ panels and royalty payments for our technology contribution to EverQ. Research and development expenditures have historically been partially funded by government research contracts. At September 29, 2007, we had working capital of $191.3 million, including cash, cash equivalents and marketable securities of $197.0 million which includes our restricted cash on deposit with Deutsche Bank AG of $41.0 million.
Net cash used in operating activities was $4.8 million for the year-to-date period ended September 29, 2007, as compared to $21.2 million for the year-to-date period ended September 30, 2006. Net cash provided by operating activities in the year-to-date period ended September 29, 2007 resulted from the net loss of $17.4 million and an increase in prepaid cost of inventory associated with the Wacker supply agreement offset by an increase in accounts payable of $7.4 million, a decrease in accounts receivable of $9.4 million, depreciation expense of $5.3 million, and compensation expense associated with employee equity awards of $4.9 million. Fluctuations in accounts receivable from period to period are a result of the timing of customer invoicing and the receipt of customer payments. The decline in accounts receivable from December 31, 2006 is primarily attributable to customer payments. Net cash used in operating activities in the year-to-date period ended September 30, 2006 was due primarily to the net loss of $21.2 million, increases in accounts receivable of $18.8 million, and increases in inventory of $8.6 million, offset by increases in accrued expenses of $11.1 million, a net decrease in grants receivable of $6.9 million, depreciation expense of $5.4 million, and stock compensation expense of $4.1 million.
Net cash used in investing activities was $77.2 million for the year-to-date period ended September 29, 2007 compared to $35.7 million for the year-to-date period ended September 30, 2006. Net cash used in investing activities for the year-to-date period ended September 29, 2007 was due to the increase in restricted cash of $41.0 million associated with the guarantee of the EverQ loan, expenditures associated with our new manufacturing facility, facility improvements and purchases of equipment for our Marlboro manufacturing and research and development facilities, and the net purchases of marketable securities. The net cash used in investing activities for the year-to-date period ended September 30, 2006 resulted from purchases of equipment associated with the construction of the EverQ facility and the Marlboro research and development facility offset by net proceeds from the purchase, sale and maturity of marketable securities.
Capital expenditures were approximately $20.2 million for the year-to-date period ended September 29, 2007 compared to $66.3 million for the year-to-date period ended September 30, 2006. The 2007 expenditures were primarily for facility improvements and equipment for our Marlboro manufacturing facility in addition to expenditures for our new manufacturing facility, whereas the capital expenditures for the year-to-date period ended September 30, 2006 were primarily for equipment needed for both our Marlboro manufacturing facility and the EverQ facility. On April 17, 2007, our Board of Directors approved the construction of a new manufacturing facility in Massachusetts with a current projected cost of approximately $170 million, net of anticipated grants, which will increase our production capacity in Massachusetts by approximately 75 MW and double our employee base to more than 600 employees. The Commonwealth of Massachusetts support program is expected to include up to $23 million in grants, up to $17.5 million in low interest loans and a low-cost, 30-year land lease. As of September 29, 2007, our outstanding commitments for capital expenditures were approximately $81.8 million of which $77.4 million is associated with the construction of our new Massachusetts facility. The balance of these capital commitments are for infrastructure improvements and equipment for our Marlboro facility. The Company also expects to commit approximately $92.6 million to complete the new facility.
Net cash provided by financing activities was $172.5 million for the year-to-date period ended September 29, 2007 compared to $61.4 million for the year-to-date period ended September 30, 2006. Net cash provided by financing activities for the year-to-date period ended September 29, 2007 resulted from the net proceeds of 17,250,000 shares of our common stock sold in a public offering at $8.25 per share and which closed on May 30, 2007. An additional 3.0 million shares of our common stock were sold to DC Chemical Co., Ltd. (“DC Chemical”) for $12.07 per share in conjunction with a stock purchase agreement. Net cash provided by financing activities for the year-to-date period ended September 30, 2006 was due to proceeds from increased outstanding debt associated with the EverQ loan facilities and proceeds from the exercise of stock options and warrants. On April 6, 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank for a credit facility that provides for a $25.0 million secured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on our behalf, and includes a foreign exchange sublimit and cash management services sublimit.
On April 30, 2007, we entered into a Guarantee and Undertaking agreement with Deutsche Bank AG in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG.   The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros.  Pursuant to the Guarantee, we agreed to guarantee up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement.  To collateralize our portion of the Guarantee, we deposited $41.0 million in a Deutsche Bank account. Upon reaching certain milestones, expected to be achieved during 2008, the guarantee will be cancelled.
We believe that our current cash, cash equivalents and marketable securities, coupled with our ability to access the equity and debt capital markets and borrowings available under our line of credit facility, will be sufficient to fund our planned capital expenditure programs, including the planned Massachusetts expansion, current commitments with EverQ and operating expenditures over the next twelve months. We will be required to raise additional capital to fund any additional expansion of our future manufacturing facilities, to acquire complementary businesses, to provide further funding for EverQ, to secure silicon beyond current contracts and other raw materials and/or necessary technologies. We do not know whether we will be able to raise additional capital on favorable terms. If adequate capital is not available or is not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
Off-Balance Sheet Arrangements
We have routine operating leases associated with our Marlboro facilities and our subordinated convertible notes which holders may convert into shares of our common stock at any time.
Contractual Obligations
The following table summarizes our contractual obligations as of September 29, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than
	Years	1 Year	1-3 Years	4-5 Years	After 5 Years
Non-cancelable operating leases	$4,722	$1,410	$2,872	$440	$—
Maturity of Convertible Debt	90,000	—	—	90,000	—
Interest expense associated with Convertible Debt	19,688	3,938	11,813	3,937	—
Capital expenditure obligations	81,844	81,844	—	—	—
Raw materials purchase commitments	278,626	9,822	98,522	89,812	80,470

Total contractual cash obligations	$474,880	$97,014	$113,207	$184,189	$80,470

On July 30, 2007, we announced that we had entered into a multi-year polysilicon supply agreement (the “Wacker Agreement”) with Wacker Chemie AG (“Wacker”). The Wacker Agreement provides the general terms and conditions pursuant to which Wacker will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2018. We made a prepayment of approximately 9.0 million Euros in connection with this Agreement that will be amortized as an additional cost of inventory as silicon is delivered by Wacker and utilized by us.
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
FOREIGN CURRENCY EXCHANGE RATE RISK
For the year-to-date period ended September 29, 2007, less than 5% of our product revenues were denominated in Euros. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. Additionally, from time to time we may agree to purchase equipment and materials internationally with delivery dates as much as six to twelve months in the future. We endeavor to denominate the purchase price of this equipment and materials in United State dollars but are not always successful in doing so. To the extent that such purchases are made in foreign currency, we will be exposed to currency gains or losses.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Internal Control over Financial Reporting
During the quarter ended September 29, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings within the meaning of Item 103 of Regulation S-K.
ITEM 1A. RISK FACTORS
The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see “Concerns Regarding Forward-Looking Statements” at the beginning of this report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may materially impair our business operations. The occurrence of any of the following risks could adversely affect our business, financial condition or results of operations.

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
The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Marlboro, Massachusetts manufacturing facility and our planned additional 75 MW facility, and our business model and technology are unproven at significant scale. Moreover, EverQ, our strategic partnership with Q-Cells and REC, is only in the early stages of expansion and we have limited experience upon which to predict whether it will continue to be successful. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.
We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.
Since our inception, we have incurred significant net losses, including a net loss of $17.4 million for the year-to-date period ended September 29, 2007. Principally as a result of ongoing operating losses, we had an accumulated deficit of $137.1 million as of September 29, 2007. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:
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
We will need to raise additional capital to fund any additional expansion of our future manufacturing facilities, to acquire complementary businesses, to provide further funding for EverQ, to secure silicon beyond current contracts and other raw materials and/or necessary technologies. Furthermore, we, along with REC and Q-Cells, have guaranteed a long-term loan entered into by EverQ, which, if EverQ were to default on, could materially impact the availability of our existing funds, and require us to secure additional capital. We may not be able to raise additional capital on favorable terms. If adequate capital is not available or is not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In such a case, our stock price would likely be materially and adversely impacted. Additionally, our credit facility with Silicon Valley Bank contains various financial and operating covenants that may restrict our ability to grow our business as rapidly as we planned or take advantage of new business opportunities as freely as we would like.
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
EverQ remains subject to the risk that the parties may be unable to finance, both directly and through government or third party sources, the costs of building additional facilities or operating existing facilities. A delay in EverQ’s ability to expand its manufacturing capacity would negatively affect our ability to significantly grow revenue streams from EverQ and achieve profitability. In addition, EverQ subjects us to the risks inherent in complex strategic partnership transactions with third parties located in international markets, including the following:
•	government grants that have been approved may be subject to forfeiture or repayment in whole or in part if EverQ fails to continue to meet the conditions for such grants or if such grants for any reason become unavailable from German or European Union sources;

•	the establishment of new facilities may result in cost overruns, delays, equipment problems and construction, start-up and other operating difficulties, any of which could adversely affect the ability of EverQ to achieve or grow revenue on the timeframe it expects; as we only own one-third of EverQ, Q-Cells and REC will have the ability to influence the strategic direction of EverQ and other material decisions of EverQ; as a result, we may be unable to take certain actions that we believe would be in our best interests, which, given the expected materiality of EverQ to our combined operations, could significantly harm our business; further, we may be liable to third parties for the material decisions and actions of Q-Cells and REC in EverQ, which actions may harm EverQ and our business;

•	the joint venture agreement is governed by German law and may be subject to multiple, conflicting and changing laws, regulations and tax schemes relating to EverQ;

•	regardless of whether we own a portion of EverQ or have any control over its operations EverQ will continue to have certain rights to our proprietary technologies that we are licensing to it and thereby compete with us;

•	limitations on dividends or restrictions against repatriation of earnings may limit our ability to capitalize on earnings from EverQ;
Our future success depends on our ability to increase our manufacturing capacity through the development of additional manufacturing facilities. We may be unable to achieve our capacity expansion goals, which would limit our growth potential, impair our operating results and financial condition and cause our stock price to decline.
Our future success depends on our ability to increase our manufacturing capacity through the development of additional manufacturing facilities. In this regard, we recently commenced construction of a new facility in Massachusetts that we expect will increase our production capacity by up to 75 MW. Completion of the new facility is expected in the third quarter of 2008. Our ability to complete construction according to this timeframe is contingent on our ability to obtain and satisfy all the requirements imposed by certain permits needed to begin operations. Our failure to obtain or satisfy the requirements of these permits could delay construction of the new facility. In addition, we have stated our intention to increase production capacity to approximately 500 MW by 2012 and EverQ has stated its intention to increase its production capacity to approximately 600 MW by 2012. There can be no assurance that either we or EverQ will be successful in establishing additional facilities or, once established, that either we or EverQ will attain the expected manufacturing capacity or the financial results.
Our ability to develop these and additional manufacturing facilities is subject to significant risk and uncertainty, including:
•	we will need to continue to raise significant additional capital through the issuance of equity or convertible or debt securities in order to finance the costs of development of any additional facility, which we may be unable to do so on reasonable terms or at all, and which could be dilutive to our existing stockholders;

•	the build-out of any additional facility will be subject to the risks inherent in the development of a new manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals or problems with supplier relationships;

•	we may be required to depend on third parties or strategic partnerships that we establish in the development and operation of additional production capacity, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them; and

•	if a new facility is established internationally, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to do so and otherwise be subject to the risks inherent in conducting business in a foreign jurisdiction as described elsewhere in this section.
If we are unable to develop and successfully operate additional manufacturing facilities, or if we encounter any of the risks described above, we may be unable to scale our business to the extent necessary to improve results of operations and achieve profitability, which would cause our stock price to decline. Moreover, there can be no assurance that if we do expand our manufacturing capacity that we will be able to generate customer demand for our solar power products at these production levels or that we will increase our revenues or achieve profitability.
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
Polysilicon is an essential raw material in our production of photovoltaic, or solar, cells. There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. Increases in polysilicon prices have in the past increased our manufacturing costs and may impact our manufacturing costs and net income in the future. As demand for solar cells has increased, many of our principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and could further exacerbate the current shortage until further polysilicon capacity is installed by suppliers. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near term. We expect that polysilicon demand will continue to exceed supply throughout 2007, into 2008 and potentially for a longer period.
Although we and EverQ have contracted with vendors for polysilicon supply, our estimates regarding our supply needs may not be correct and our suppliers may not satisfy their obligations under these contracts. In addition, with respect to our recently announced supply agreements with DC Chemical, Wacker and Solaricos Trading, Ltd. (“Nitol”), DC Chemical, Wacker and Nitol must construct new facilities that will be used to manufacture the polysilicon to be delivered to us. The construction of these facilities is subject to numerous risks and uncertainties relating to new construction, and each of DC Chemical and Nitol have limited experience in developing polysilicon manufacturing facilities. We have also prepaid for certain levels of polysilicon with our polysilicon suppliers. If DC Chemical, Wacker, Nitol or any of our other polysilicon suppliers are unable or unwilling to supply us with polysilicon, we may have limited recourse, and our ability to meet existing and future customer demand for our products would be impaired. In turn, this could cause us to make fewer shipments, lose customers and market share and generate lower than anticipated revenues, thereby seriously harming our business, financial condition and results of operations.
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
We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis. During our year-to-date period ended September 29, 2007, we sold our solar power products to approximately 32 distributors, system integrators and other value-added resellers. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our revenues by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and revenues will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our solar power products and our low brand recognition as a new entrant.
We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.
Our product revenues outside of the United States, which excludes EverQ, constituted approximately 14% and 17% of our total product revenues for the quarter and year-to-date period ended September 29, 2007, respectively. We expect that our revenues both from resellers and distributors outside of North America and through our resellers and distributors to end users outside of North America, will be significant. Significant management attention and financial resources will be required to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our solar power products internationally expose us to a number of markets in which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:
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
As of September 29, 2007, approximately 21%, 18%, 14% and 10% of our trade accounts receivable were outstanding from SunEdison, groSolar, PowerLight Corporation and AEE Solar, respectively. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:
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
As is consistent with standard practice in our industry, the duration of our product warranties is lengthy. Our current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold solar panels since 1997, the majority of them have been operating less than two years. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.
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
We had approximately 385 employees as of September 29, 2007, and we anticipate that we will need to hire approximately 400 employees as part of our planned Massachusetts expansion over the next twelve to fifteen months. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.
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
The solar power market is intensely competitive and rapidly evolving. Many of our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are a large number of companies in the world that produce solar power products, including BP Solar International Inc., First Solar, Inc., Kyocera Corporation, Mitsubishi, RWE Schott Solar, Inc., Sanyo Corporation, Sharp Corporation, Solar World AG, SunPower Corporation and SunTech Power Holdings Co., Ltd. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs. Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential resellers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.
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
In connection with our sale of the convertible subordinated notes in June 2005, we incurred indebtedness of $90 million. As a result of this indebtedness, our principal and interest payment obligations increased substantially. We may incur substantial additional indebtedness in the future. The degree to which we are leveraged could, among other things:
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
Our common stock is listed on The NASDAQ Global Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by The NASDAQ Global Market, have ranged from $6.97 to $13.21 for the 52-week period ended October 29, 2007. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance and governmental policy, including general economic and technology trends. Our quarterly revenues and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:
•	the size and timing of customer orders for or shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our StringRibbon technology;

•	our ability to design, construct, open and commence operations of our new Massachusetts facility as scheduled and within budget or any future expansions;

•	our ability to establish and expand key customer and distributor relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	one time charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

•	the timing of adding the personnel necessary to execute our growth plan.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of stockholders (the “Annual Meeting”) on July 25, 2007 in Marlboro, Massachusetts. At the Annual Meeting, stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. There were 84,600,435 votes cast for the ratification, 169,917 cast against the ratification, 105,909 abstentions and zero broker non-votes. In addition, the stockholders elected Richard M. Feldt and Edward C. Grady as Class I Directors for a term of three years. Mr. Feldt received 84,453,323 votes for election and 422,938 withheld. Mr. Grady received 81,481,031 votes for election and 3,395,230 withheld.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Number	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2 (1)	Second Amended and Restated By-laws (Exhibit 3.4)

3.3 (2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed on May 15, 2003 (Exhibit 4.3)

3.4 (2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant (Exhibit 4.4)

3.5 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed on August 20, 2004 (Exhibit 4.5)

3.6 (4)	Certificate of Amendment of Third Amendment and Restated Certificate of Incorporation filed on January 8, 2007 (Exhibit 3.1)

3.7(5)	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (Exhibit 3.4)

4.1 (6)	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated June 29, 2005 (Exhibit 4.4)

4.2 (6)	Form of 4.375% Convertible Subordinated Notes due 2012 (Exhibit 4.4)

10.1 (7)*	Change of Control Severance Agreement, dated as of July 30, 2007, between the Registrant and Rodolfo Archibald. (Exhibit 10.1)

10.2 +	Supply Agreement between the Registrant and Wacker Chemie AG, effective as of August31, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A, filed on October 3, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1/A.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 2, 2007 and filed on January 8, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(5)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 dated May 16, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 23, 2005 and filed on June 29, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 30, 2007 and filed on August 2, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: November 8, 2007

/s/ Michael El-Hillow

Michael El-Hillow
Chief Financial Officer and Secretary (Principal Financial Officer)