Form 10-K
period 2007-12-31
EVERGREEN SOLAR INC
filed 2008-02-27
CIK 947397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-31687

EVERGREEN SOLAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3242254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Bartlett Street Marlboro, Massachusetts	01752
(Address of principal executive offices)	(zip code)

(508) 357-2221
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 Per Share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2007 was approximately $917 million.

As of February 15, 2008, there were 120,987,715 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2007, and to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders, are herein incorporated by reference in Part III.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the documents incorporated by reference herein, contain forward-looking statements that involve risks, uncertainties and assumptions, including those discussed in “Risk Factors” in Item 1A of this report. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:

•	our future growth, revenue, earnings and gross margin improvement;

•	the Devens facility expansion and other potential capacity expansions and the expected timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•	future warranty expenses;

•	our receipt of public grant awards;

•	capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	shifts in our geographic product revenue mix;

•	international expansion of strategic partnerships, manufacturing operations and distribution networks;

•	operating efficiency of manufacturing facilities, including increases in manufacturing scale and technological improvements;

•	the occurrence of and the use of proceeds from sales of our securities;

•	the sufficiency of our cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility to satisfy our anticipated cash requirements;

•	payment of cash dividends;

•	the use of derivative financial instruments to manage foreign currency exchange risks;

•	the potential impact of our critical accounting policies and changes in financial accounting standards or practices;

•	future plans for the EverQ joint venture, including the potential initial public offering;

•	our continued enhancements of thin wafer production and the expected timing and results of such transition;

•	the expected demand for solar energy;

•	our expectations regarding product performance and cost and technological competitiveness;

•	our expectations regarding future silicon supply from our suppliers, and our ability to enter into additional contracts to secure our silicon supply;

•	benefits and expenses resulting from EverQ;

•	the anticipated benefits of our String Ribbon technology and new manufacturing and other developments, including our quad ribbon wafer furnace design;

•	the making of strategic investments and the expectation of future benefit from them;

•	our position in the solar power market;

•	our ability to reduce the costs of producing solar products; and

•	our expectations regarding the amount of photovoltaic solar panels that we will be able to produce.

These statements may be identified with such words as “we expect,” “we believe,” “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by distribution partners, suppliers and other partners, and other risks and uncertainties described herein, including but not limited to the items discussed in “Risk Factors.” We caution readers not to place undue reliance on any forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We disclaim any obligation to update publicly or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

ITEM 1.	BUSINESS.

BUSINESS OVERVIEW

We develop, manufacture and market solar panels utilizing our proprietary String Ribbontm technology. String Ribbon technology is a cost effective process for manufacturing ribbons of crystalline silicon that are then cut into wafers. These wafers are the primary components of photovoltaic, or PV, cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies, combined with our integrated manufacturing process know-how, offer significant cost and manufacturing advantages over competing polysilicon-based PV technologies. With silicon consumption of less than five grams per watt, we believe we are the industry leader in efficient polysilicon consumption and use approximately 50% of the silicon used by conventional sawing wafer production processes.

Through intensive research and design efforts we have significantly enhanced our String Ribbon technology and our ability to manufacture crystalline silicon wafers by developing a quad ribbon wafer furnace, which enables us to grow four silicon ribbons from one furnace compared to two silicon ribbons grown with our dual ribbon furnace presently in use in our prototype facility in Marlboro, Massachusetts. Our quad ribbon furnace incorporates a state of the art automated ribbon cutting technology that we expect will improve our manufacturing process when it is used in future factories. We have used quad ribbon furnaces to produce a limited quantity of solar panels in our Marlboro facility which have been sold to our distribution partners. We believe future enhancements to our technology will enable us to gradually reduce our silicon consumption to approximately two-and-a-half grams per watt by 2012.

Our String Ribbon technology is also used by EverQ, our joint venture with Q-Cells AG, or Q-Cells, the world’s largest independent manufacturer of solar cells, and Renewable Energy Corporation ASA, or REC, one of the world’s largest manufacturers of solar-grade silicon and crystalline wafers. REC is also the main supplier of silicon to EverQ. EverQ began operations in mid-2006 and has grown to approximately 100 megawatts, or MW, of annual production capacity as of December 31, 2007. One MW of electricity is enough to power approximately 250 homes per year on average. We believe our proven success at our Marlboro facility and the successful scale up of EverQ’s manufacturing capacity demonstrate our ability to build and operate fully integrated wafer, cell and panel facilities using String Ribbon technology in a cost-effective manner.

Our quad ribbon furnaces will be used in our new manufacturing facility in Devens, Massachusetts, which we began constructing in September 2007. We expect to begin production of solar panels at the Devens facility upon completion of phase I of its development, or Devens I, which is scheduled to occur in mid-2008. Upon reaching full production capacity, which we expect to take place in early 2009, Devens I is expected to increase our current manufacturing capacity of 15 MW by approximately 80 MW. In addition, in March 2008 we expect to substantially complete the planning and permitting and begin construction of phase II of the Devens facility, or Devens II, which will add a second production line. Upon reaching full production capacity, which we expect to occur in late 2009, Devens II is expected to increase our production capacity at the Devens facility to approximately 160 MW.

We intend to use at least half of the net proceeds from our recent public offering for the completion of Devens I and the planning, construction and equipping of Devens II. The net proceeds from that offering and cash on hand will not be sufficient to fully construct and equip Devens II. We expect to otherwise finance our construction of Devens II using cash provided by our operating activities and proceeds from debt financing.

In connection with our manufacturing expansion plans, we have entered into multi-year polysilicon supply agreements with DC Chemical Co., Ltd. (or DC Chemical), Wacker Chemie AG (or Wacker), Solaricos Trading, LTD (or Nitol) and Silicium de Provence S.A.S. (or Silpro). Including our second supply agreement that we signed with DC Chemical on January 30, 2008, we have silicon under contract to reach annual production levels of approximately 125 MW in 2009, 300 MW in 2010, 600 MW in 2011 and 850 MW in 2012, and we plan to expand our manufacturing operations accordingly.

Our quad ribbon furnaces will also be used by EverQ as it expands its own production capacity. On October 25, 2007, we and our two EverQ partners approved the construction of EverQ’s third manufacturing facility, EverQ 3, in Thalheim, Germany, which is expected to increase EverQ’s annual production capacity from approximately 100 MW to approximately 180 MW by the second half of 2009. EverQ will pay us a market-based royalty based on actual cost savings realized using our quad ribbon furnaces in EverQ 3 as compared to our dual ribbon furnaces, which are in use at EverQ’s two current facilities. We and our partners have also agreed to pursue an initial public offering, or IPO, of EverQ’s stock and expand EverQ’s annual production capacity to approximately 600 MW by 2012. Provided that EverQ becomes publicly traded prior to December 31, 2009, REC has offered EverQ an additional supply agreement for polysilicon to support this planned capacity expansion.

Our revenues today are primarily derived from the sale of solar panels, which are assemblies of PV cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products include on-grid generation, in which supplemental electricity is provided to an electric utility grid, and off-grid generation for markets where access to conventional electric power is not economical or physically feasible. Our products are currently sold primarily in Europe and the United States.

Accounting for EverQ

On December 19, 2006, we became equal partners in EverQ with Q-Cells and REC, with each sharing equally in its net income or loss. As a result of our reduction in ownership to one-third, we use the “equity method of accounting” for our share of EverQ results, rather than consolidating those results as we had in the past. Under the equity method of accounting, we report our one-third share of EverQ’s net income or loss as a single line item in our income statement.

We market and sell all solar panels manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We receive fees from EverQ for these services and do not report gross revenue or cost of goods sold resulting from the sale of EverQ’s solar panel production. During 2007, we received a fee of 1.7% of gross EverQ revenue relating to the sales and marketing fee. In addition, we received royalty payments for our ongoing technology contributions to EverQ. Combined, the sales and marketing fee and royalty payments totaled approximately 6.0% of gross EverQ revenue..

While these revenue streams are based on current expansion and financial expectations of EverQ, as well as expected future technology developments, they are subject to periodic review and adjustment by the shareholders of EverQ and could vary widely from these estimates.

RECENT DEVELOPMENTS

Entry into New Polysilicon Supply Agreement with DC Chemical

On January 30, 2008, we entered into a multi-year polysilicon supply agreement with DC Chemical. The supply agreement provides the general terms and conditions pursuant to which DC Chemical will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2015. Within one month of the signing of the supply agreement, we are required to make an approximately $11.0 million nonrefundable prepayment to DC Chemical. Additional nonrefundable prepayments totaling approximately $25.5 million will be required at various times prior to the end of 2008. With this additional supply agreement, we have sufficient silicon under contract to reach annual production levels of approximately 125 MW in 2009, 300 MW in 2010, 600 MW in 2011 and 850 MW in 2012.

Director Resignation

On February 1, 2008, Dr. Gerald Wilson resigned from our Board of Directors. Dr. Wilson served as a director since July 2005, and at the time of his resignation served on our Nominating and Corporate Governance Committee and our Audit Committee.

Public Offering

On February 15, 2008, we closed a public offering of 18.4 million shares of our common stock, which included the exercise of an underwriters’ option to purchase 2.4 million additional shares. We received net proceeds of approximately $166.9 million (net of underwriting discounts). The shares of common stock were sold at a per share price of $9.50.

INDUSTRY BACKGROUND

Overview

With approximately $1 trillion in annual global revenues during 2006, the electric power industry is one of the world’s largest industries. Furthermore, electric power accounts for a growing share of overall energy use. While a majority of the world’s current electricity supply is generated from fossil fuels such as coal, oil and natural gas, these traditional energy sources face a number of challenges including rising prices, security concerns over dependence on imports from a limited number of countries, which have significant fossil fuel supplies and growing environmental concerns over the climate change risks associated with power generation using fossil fuels. As a result of these and other challenges facing traditional energy sources, governments, businesses and consumers are increasingly supporting the development of alternative energy sources, including solar energy.

The solar power market has grown significantly in the past decade. According to Solarbuzz, the global solar power market, as measured by annual solar power system installations, increased from 427 MW in 2002 to 1,744 MW in 2006, representing a CAGR 42.2%, while solar power industry revenues grew to approximately $10.6 billion in 2006. Despite the rapid growth, solar energy constitutes only a small fraction of the world’s energy output and therefore may have significant growth potential. Solarbuzz projects that annual solar power industry revenue could reach between $18.7 billion and $31.4 billion by 2011.

Key Growth Drivers and Advantages of Solar Power

Solar power generation has emerged as one of the most rapidly growing renewable sources of electricity. Solar power generation has several advantages over other forms of electricity generation that have driven and will continue to drive the growth of the solar power industry:

•	An Increase in Solar Power Generation Will Reduce Dependence on Fossil Fuels. Worldwide demand for electricity is expected to nearly double from 14.3 billion MW hours in 2002 to 25.0 billion MW hours in 2025, according to the U.S. Department of Energy. Additionally, according to International Energy Agency 2006 estimates, over 60% of the world’s electricity is generated from fossil fuels such as coal, natural gas and oil. The combination of declining finite fossil fuel energy resources and increasing energy demand is depleting natural resources as well as driving up electricity costs, underscoring the need for reliable renewable energy production. Solar power systems are renewable energy sources that rely on the sun as an energy source and do not require a fossil fuel supply. As such, they are well positioned to offer a sustainable long-term alternative means of power generation.

•	Environmental Advantages. Solar power is one of the cleanest electric generation sources, capable of generating electricity without air or water emissions, noise, vibration, habitat impact or waste generation. In particular, solar power does not generate greenhouse gases that contribute to global climate change or other air pollutants, as power generation based on fossil fuel combustion does, and does not generate radioactive or other wastes as nuclear power and coal combustion do. It is anticipated that greenhouse gas regulation in the United States and internationally will increase the costs and constrain the development of fossil fuel based electric generation and increase the attractiveness of solar power as a renewable electricity source.

•	Flexible Locations. From tiny solar cells powering a hand-held calculator, to an array of rooftop panels powering an entire home, to acres of panels on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world. Solar power is among the best technologies for power generation in urban areas, environmentally sensitive areas and geographically remote areas in both developing and developed countries.

•	Government Incentives. Germany, Italy, Japan, Spain and the United States presently account for the majority of world market demand for solar power systems. Government policies in these countries, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. Typical government incentives include capital cost rebates, feed-in tariffs, tax credits and net metering. Internationally, Spain, Portugal, Greece, France, South Korea and Italy have recently developed new solar support programs. Other countries, including China, are increasingly adopting similar incentives. In the United States, the Energy Policy Act of 2005 enacted a 30% investment tax credit for solar energy manufacturers, and in January, 2006, California approved the largest solar program in the country’s history, the $3 billion 11-year California Solar Initiative which has a goal to create 3,000 MWs of solar energy by 2017.

As a result of solar power’s benefits and government support, the solar power market has seen sustained and rapid growth. PV panel shipments have increased over 20% per year on average for the past 20 years and over 40% per year for the past five years.

The Solar Power Industry Value Chain

Crystalline silicon-based technologies and thin-film technologies are the two primary technologies currently used in the solar power industry.

The crystalline silicon-based solar power manufacturing value chain starts with the processing of quartz sand to produce metallurgical-grade silicon. This material is further purified to semiconductor-grade or solargrade polysilicon feedstock. In the conventional crystalline silicon-based process, the silicon feedstock is then processed into ingots, which are sliced into solar wafers.

Wafers are manufactured into solar cells through a multiple step manufacturing process that entails etching, doping, coating and applying electrical contacts. Solar cells are then interconnected and packaged to form solar panels, which together with system components such as batteries and inverters, are installed as solar power systems.

The conventional crystalline silicon-based wafer manufacturing process differs substantially from our proprietary String Ribbon technology. Our String Ribbon technology is a cost-effective process for manufacturing ribbons of crystalline silicon that are cut into wafers. These wafers are the primary components of PV cells which, in turn, are used to produce solar panels. With silicon consumption of less than five grams per watt, we believe we are the industry leader in efficient polysilicon consumption and use about half of the silicon used by conventional sawing wafer production processes. We believe that enhancements to our String Ribbon technology and our quad ribbon furnace design will enable us to reduce our silicon consumption to approximately two-and-a-half grams per watt by 2012.

In contrast to the crystalline silicon-based wafer manufacturing process, thin film technology involves depositing several thin layers of complex materials such as Copper Indium Gallium Diselenide, or CIGS, or Cadmium Telluride, or CdTe, on a substrate, such as glass, to make a solar cell. According to Solarbuzz, thin-film-based solar cells represented approximately 7% of solar cell production in 2006. There will continue to be significant efforts to develop alternate solar technologies, such as Amorphous Silicon, CIGS, CdTe, crystalline silicon on glass and polymer and nano technologies. Certain thin film technologies are gaining commercial acceptance and are important to broadening the demand for solar energy products for diverse energy generation applications.

Key Challenges for Solar Power

Although solar power can provide a cost-effective alternative for off-grid applications, we believe the principal challenge to widespread adoption of solar power for on-grid applications is reducing manufacturing costs so that the cost of installed solar panels is equal to or less than the cost of grid-generated electricity without impairing product reliability. This concept is known as reaching grid parity. We believe the following challenges of solar power technology must be overcome in order to reach grid parity:

•	Continued Reliance on Government Support and Incentives. At present, most renewable energy sources would not be cost-competitive compared to traditional energy sources without government support. The PV industry relies on governmental incentives to encourage production and consumption, especially for on-grid systems. Changes in government policies could lead to a reduction in incentives and subsidies to the renewable energy sector, which could in turn seriously hinder the growth of the PV industry.

•	Shortage of Silicon Materials. Efficient use of silicon is imperative for the growth of the industry due to the limited supply and increasing cost of silicon raw material expected at least for the near future. The reduction of raw materials waste, particularly the waste associated with sawing silicon by conventional crystalline silicon wafer production technology, known as kerf loss, is a key factor in lowering manufacturing costs.

•	Simplified and Continuous Processing. Reduce reliance on expensive, multi-step manufacturing processes.

•	Reduced Manufacturing Capital Costs. Decrease the costs and risks associated with new plant investments to lower capital costs per unit of production.

•	Improved Product Design and Performance. Increase product conversion efficiency, longevity and ease of use. Conversion efficiency refers to the fraction of the sun’s energy converted to electricity.

We further believe the two principal solar power technologies, conventional crystalline silicon and thin films, are not adequately addressing these challenges:

•	Crystalline Silicon. Crystalline silicon technology was the earliest practiced solar wafer fabrication technology and continues to be the dominant technology for the market, accounting for approximately 92% of solar market sales in 2006, according to Solarbuzz. Conventional crystalline silicon technology involves sawing thin wafers from solid crystalline silicon blocks. Crystalline silicon products are known for their reliability, performance and longevity. However, factors such as high materials waste from sawing, complex processing procedures and high capital costs have limited the speed at which conventional crystalline silicon wafer manufacturers can reduce manufacturing costs.

•	Thin Films. While most major solar power manufacturers currently rely on crystalline silicon technology for their solar cell production, these manufacturers, and other new entrants, are also developing alternative thin film technologies to achieve lower manufacturing costs. Thin film technology involves depositing several thin layers of complex materials such as CIGS or CdTe on a substrate, such as glass, to make a solar cell. Although thin film technologies generally use certain key materials more efficiently than conventional crystalline silicon manufacturing technology and are not affected by the current polysilicon supply shortage, such technologies have disadvantages such as lower conversion efficiency and, in some cases, reduced product performance and reliability.

OUR BUSINESS

Our Competitive Strengths

We believe we are well-positioned to be a leader in the solar power industry based on the following competitive strengths:

Proven Manufacturing Technology.  Our proprietary String Ribbon technology, combined with our integrated manufacturing process know-how enables us to produce wafers, cells and panels at competitive costs. We have been developing and enhancing our patented String Ribbon technology since 1994 and have achieved what we believe to be the lowest silicon consumption rates in the industry with our dual ribbon wafer furnace, which consumes less than five grams of silicon per watt or approximately 50% of the silicon used by conventional sawing wafer production processes. String Ribbon technology has been successfully demonstrated at EverQ, where there is approximately 100 MW of annual production capacity in place as of December 31, 2007. Our new quad ribbon furnace technology is expected to improve performance over our dual ribbon furnace with significantly increased automation. We believe that our facility in Marlboro, Massachusetts and EverQ, which has been shipping product since June 2006, clearly demonstrate that we can use our String Ribbon technology to reduce the cost of manufacturing solar panels through substantially reduced materials cost, simplified processing and increased scalability.

Established Relationships with Key Suppliers.  Polysilicon is currently in short supply and represents the most costly component in the production of solar cells. We currently have agreements in place for 100% of our anticipated silicon supply needs through 2012. In July 2007, we entered into an eight-year polysilicon supply agreement with Wacker with shipments beginning in 2010. In October 2007, we entered into a supply agreement with Nitol for specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2014. In December 2007, we entered into a 10-year polysilicon supply agreement with Silpro with shipments beginning in 2010. In April 2007 and January 2008 we signed polysilicon supply agreements with DC Chemical for multi-year contracts through 2015. We may enter into additional long-term silicon supply contracts with leading international and domestic suppliers.

Attractive Take-or-Pay Sales Contracts.  Over the past 24 months, we have established long-term business relationships with leading distributors, installers, project developers and other resellers and have signed take-or-pay sales contracts for the sale of solar panels with six distribution partners, PowerLight Corporation (or PowerLight, recently acquired by SunPower Corporation), S.A.G. Solarstrom (or S.A.G.), Donauer Solartechnik (or Donauer), Mainstream Energy (or Mainstream), Sun Edison and Global Resource Options (or groSolar), with a total value of almost $1 billion for deliveries through 2011. Through December 31, 2007, approximately $170 million of sales under these contracts have been fulfilled. These contracts include fixed quantity and timing provisions. Our attractive take-or-pay sales contracts confirm the viability of our products and provide a predictable revenue stream. We will continue to pursue additional favorable contracts with other distributors, installers, project developers and other resellers.

Integrated Manufacturing Capacities.  Our operations currently include the production of wafers, cells and panels, which comprise a significant portion of the solar power value chain. Our String Ribbon technology enables continuous growth of crystalline silicon ribbons that are cut into solar wafers eliminating the need for ingot formation, sectioning and wire sawing necessary in the conventional wafer manufacturing process. The elimination of the need for ingot formation, sectioning and wafer sawing provides us with significant advantages including increasing the speed of, and reducing costs related to, building new production facilities. We aim to leverage the advantages of our unique integrated business model to rapidly expand our manufacturing capacity at reduced costs.

Strong, Experienced Management Team.  Richard Feldt, our President and Chief Executive Officer, and our other executive team members, have guided us from an innovative research and development-focused company to an emerging manufacturing leader in the solar energy industry. Mr. Feldt previously served as Senior Vice President and General Manager of Worldwide Operations at Symbol Technologies where he streamlined the complex supply chain and significantly reduced cycle times and material costs. His 30-year track record in successfully growing global technology and manufacturing businesses is instrumental to our long-term development plan to expand manufacturing capacity. Our executive officers are dedicated to the continuous development of our technologies, including our proprietary quad ribbon wafer furnace design, to enhance our competitive advantage in the cost-efficient production of solar cells. With this talented group of experienced executives from various technology manufacturing and other relevant backgrounds, we expect to execute on our current business plan and drive continued and rapid growth.

OUR GROWTH STRATEGIES

Our fundamental business objective is to use our technologies to become a leader in developing, manufacturing and marketing solar panels throughout the world. We are implementing the following strategies to meet this objective:

Innovate to Lower Cost of Solar to Achieve Grid Parity Cost Structure.  The long-term challenge of solar energy is its higher cost compared to conventional sources of electricity such as fossil fuels. Solar-power product manufacturers who have the ability to manufacture products that can generate electricity at or close to grid parity will consequently have a distinct advantage, including the ability to sell into markets where government subsidies are minimal or non-existent. We expect our String Ribbon technology and other advancements in wafer, cell and panel technology will allow us to lower our manufacturing costs to approximately $1.50 per watt in factories opening in 2011, upon reaching full capacity. We also expect to continue to work with partners further down the value chain to reduce the installed cost of solar. For example, through our alliances with NSTAR, a Boston-based utility, and other utilities, combined with our relationships with PowerLight and Sun Edison, we expect to help reduce the marketing, distribution and installation costs so that electricity generated by our solar panels, as installed, costs the same as or less than electricity generated by conventional sources.

Maintain Our Technology Leadership in Wafer, Cell and Panel Manufacturing through Continuous Innovation.  We employ 77 research and development employees at an approximately 40,000 square foot facility in Marlboro, Massachusetts primarily dedicated to research and development initiatives. Our dual ribbon wafer technology affords us with a significant technology advantage over many of our competitors as it results in silicon consumption rates of less than five grams per watt, which is about 50% of the silicon used by conventional sawing wafer production processes. We are currently focused on further enhancing our String Ribbon technology through the implementation of our proprietary quad ribbon furnace design, which we believe will help us achieve increased manufacturing efficiencies and enable us to reduce our silicon consumption to approximately two-and-a-half grams per watt by 2012. We also have plans to improve cell conversion efficiencies and we are developing processes that will improve factory yields. Through various initiatives, we expect to achieve cell conversion efficiencies of approximately 18% and factory yields approaching 90% by 2012 while continuing to reduce our total manufacturing costs per watt.

Significantly Increase Our Wholly Owned Manufacturing Capacity.  Building upon some of our experience in scaling production using our String Ribbon technology at EverQ, we are currently implementing a plan to expand our own manufacturing capacity starting with the Devens facility, which is expected to increase our production capacity by approximately 160 MW. We expect to have annual production of approximately

125 MW in 2009, 300 MW in 2010, 600 MW in 2011 and 850 MW in 2012. We have agreements in place for 100% of our anticipated silicon supply needs through 2012.

OUR PRODUCTS

Solar panels are generally composed of the following:

•	Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon that can be processed and assembled into a solar cell. Our rectangular wafers measure 80 millimeters by 150 millimeters and are approximately 190 microns thick.

•	Cells. A solar cell is a device made from a silicon wafer that converts sunlight into electricity by means of a process known as the PV effect. Each of our solar cells currently produces approximately 1.7 watts of power. As the conversion efficiency of the solar cell improves, the power of the cell improves as well.

•	Panels. A solar panel is an assembly of solar cells that have been electrically interconnected and laminated in a durable and weather-tight package. The most common solar panels typically range from 160 to 200 watts per panel while some specialty panels are smaller or larger. Our solar panels currently produce up to approximately 195 watts of power.

One or more solar panels can be assembled in a solar system (or solar array) by physically mounting and electrically interconnecting the panels, often with batteries or power electronics, including inverters, to produce electricity. Typical residential on-grid systems produce 2,000 to 6,000 watts of power. Solar panels are our primary product, although we may in the future also sell wafers, cells or systems. We believe our panels are very competitive with other products in the marketplace. They are certified to international standards of safety, reliability and quality. If our development programs are successful, we expect to see continued increases in conversion efficiency and power output from our solar panels as we rapidly expand our manufacturing capacity.

Sales, Marketing and Distribution

We sell our solar panels using domestic and international distributors, system integrators, project developers and other resellers, who often add value through system design by incorporating our solar panels with inverters and other electronics, mounting structures and wiring systems. Most of our distribution partners have a geographic or applications focus. Our distribution partners include companies that are exclusively solar power system resellers as well as others for whom solar power is an extension of their core business, such as engineering design firms or other energy product marketers.

Going forward we expect to collaborate closely with a relatively small number of resellers throughout the world. As of December 31, 2007, we had approximately 10 main resellers worldwide and are actively working to refine our distribution partners by very careful addition of a select few new accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily enter new geographic markets in a cost effective manner, attract new distribution partners and develop advanced solar power applications.

For the year ended December 31, 2007, sales to our five largest distribution partners accounted for approximately 74% of our total product revenues. In that period our largest distribution partner, PowerLight accounted for approximately 31% of our total product revenues. As we continue to expand manufacturing capacity and sales volumes, we anticipate developing relationships with additional distribution partners and decreasing our dependence on any single distribution partner. Additional information regarding the geographic distribution of our sources of revenue may be found in the notes to the financial statements.

In addition, we market our products through trade shows, on-going distribution partner communications, promotional material, our website, direct mail and advertising. Our staff provides customer service and applications engineering support to our distribution partners while also gathering information on current product performance and future product requirements.

MANUFACTURING

Our principal manufacturing objective is to provide for large-scale manufacturing of our solar power products at low cost, thereby enabling us to penetrate price-sensitive solar power markets. We are significantly increasing our manufacturing capacity with the development of a state-of-the-art facility in Devens, Massachusetts. We will manufacture and assemble solar panels in the Devens facility using our quad ribbon furnaces.

The construction of Devens I began in September 2007 and has progressed as scheduled. Foundations have been poured, structural steel members have been erected and the Devens facility was substantially enclosed before the full onset of the New England winter allowing us to continue construction through the winter. If we are able to continue construction at the current pace and our equipment suppliers meet their forecasted delivery deadlines, we believe we will begin manufacturing solar panels at Devens I in mid-2008.

By the second quarter of 2008 we expect to complete the planning and permitting and begin ordering equipment for Devens II. Certain shared elements of Devens I and Devens II have already been designed into and permitted for construction in Devens I. Production in Devens II is expected to commence in early 2009 and reach full capacity by late 2009.

Our current 96,000 square foot facility, at two adjacent sites in Marlboro, Massachusetts, includes approximately 56,000 square feet of manufacturing space, and an additional 40,000 square feet of space for research and development and engineering development. The Marlboro facility includes a complete line of equipment to manufacture String Ribbon wafers, fabricate and test solar cells, and laminate and test panels, with a total capacity of up to approximately 18 MW per year if operated at full capacity. Going forward, however, we expect the Marlboro facility to continue to both manufacture and to test, pilot, validate and benchmark new manufacturing equipment and processes and product designs, and, therefore, we expect actual production from our Marlboro facility to be approximately 15 MW or lower.

We expect that our Devens facility will also include equipment to manufacture string. We use a special form of string in our wafer manufacturing process that is not used by any other wafer manufacturer. We currently meet our string requirements using a single supplier, and as part of our strategy of securing adequate raw material supplies and reducing cost, we are developing our own ability to produce string. We are in the process of permitting this facility and expect to begin production later this year. Together with our current supplier, we will gradually grow our supply of string to meet the expansion plans for both us and EverQ.

In recent years, our EverQ partnership has substantially increased the volume of solar power products being manufactured using our String Ribbon technology. EverQ has increased productive capacity from about 30 MW in 2006 to approximately 100 MW as of December 31, 2007 and we expect its capacity to reach 180 MW by the second half of 2009 as a result of the addition of a third integrated wafer, cell and panel factory. We and our EverQ partners also recently announced plans to expand EverQ’s capacity to 600 MW by 2012.

Because the market opportunity for solar power encompasses numerous applications in both developed and developing nations worldwide, we expect a significant portion of our future sales will be made outside the United States. Over time, we also expect that our manufacturing will become increasingly global. We believe there are several advantages to manufacturing close to local markets, including reduced shipping costs, reduced currency exposure, enhanced brand recognition, avoidance of import tariffs and access to local private or public sector financing. See “Risk Factors — Risks Relating to Our Industry, Products, Financial Results and Operations — We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.”

RESEARCH AND DEVELOPMENT

Continuously improving our technology is an important part of our overall strategy. Therefore, we have maintained and intend to maintain a strong research and development effort. Approximately 40,000 square feet of space is dedicated to research and development and advanced engineering and contains equipment to support the development, fabrication and evaluation of new solar power products and technologies.

INTELLECTUAL PROPERTY

Patents

We believe that our commercial success will significantly depend on our ability to protect our intellectual property rights underlying our proprietary technologies. We seek U.S. and international patent protection for major elements of our technology platform, including our manufacturing process and methods and apparatuses for producing crystalline silicon wafers, solar cells and solar panels. We currently have 22 U.S. patents, seven Indian patents, and six European patents that have been validated with enforceable rights in 10 foreign jurisdictions. These patents begin to expire in 2016 and will all expire by 2023. In addition, we have 20 U.S. patent applications pending and 26 foreign patent applications pending (including PCT applications) related to our business. We devote substantial resources to building a strong patent position and we intend to continue to file additional U.S. and foreign patent applications to seek protection for technology we deem important to our commercial success. Our patents cover the following areas:

•	Crystalline Silicon Wafers. Our String Ribbon wafer fabrication technology, including methods for automated, high-yield production techniques, are covered by 10 U.S. patents, two Indian patents and four European patents that have been validated with enforceable rights in 10 foreign jurisdictions. In addition, for this technology, we also have 13 pending U.S. patent applications, two pending PCT applications, and 10 pending foreign patent applications.

•	Solar Cell Fabrication. Our solar cell processing technology is covered by four U.S. patents. Among other things, these patents relate to methods for forming wrap-around contacts on solar cells and methods for processing solar cells. We also have two pending U.S. patent applications for these cell fabrication inventions.

•	Solar Panels. For our advanced solar panel designs, we currently own eight U.S. patents, five Indian patents, and two European patents that have been validated with enforceable rights in 10 foreign jurisdictions. The U.S. patents primarily relate to solar cell panels with an improved backskin, solar cell panels with an interface mounting system, an encapsulant material for solar cell panels, and a solar cell roof tile system. In addition, for our Solar panel technology, we have pending five U.S. patent applications, two pending PCT applications, and 12 pending foreign patent applications.

Trademarks and Copyrights

We have one U.S. registered trademark we are currently using and three pending U.S. trademarks we presently intend to continue to pursue and several foreign trademark registrations associated with and used in our business, including registrations and applications for the trademarks Evergreen Solar, the Evergreen Solar logo and Think Beyond. Furthermore, we use a number of common law trademarks and service marks, including the trademark String Ribbon. We are working to increase, maintain and enforce our rights in our trademark portfolio, the protection of which is important to our reputation and branding. We also own copyrights relating to our products, services and business, including copyrights in the software we have developed, in our marketing materials and in our product manuals.

Trade Secrets and Other Confidential Information

With respect to, among other things, proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our solar panels and manufacturing processes involve proprietary know-how, technology or data, which are not covered by patents or patent applications, including selected materials, technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect our proprietary know-how, technologies and confidential data, and we continue to explore additional methods of protection. While we require all employees, key consultants and other third parties to enter into confidentiality agreements with us, we cannot be assured that proprietary information will not be disclosed inappropriately, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. Any material leak of confidential or proprietary information into the public domain or to third parties could result in the loss of a competitive advantage in the solar power market.

COMPETITION

The solar power market is intensely competitive and rapidly evolving. According to Solarbuzz, there are over 100 companies which engaged in PV products manufacturing or have announced to do so. Our main competitors are, among others, BP Solar International Inc., First Solar, Inc., Kyocera Corporation, Mitsubishi, RWE Schott Solar, Inc., Sanyo Corporation, Sharp Corporation, Solar World AG, SunPower Corporation and SunTech Power Holdings Co., Ltd. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. We may also face competition from semiconductor manufacturers, several of which have already announced their intention to start production of solar cells.

Many of our existing and potential competitors have substantially greater financial, manufacturing and other resources than we currently do. Our competitors’ greater size and, in some cases, longer operating histories provide them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. For example, those of our competitors that also manufacture semiconductors may source both semiconductor grade silicon wafers and solar grade silicon wafers from the same supplier. As a result, such competitors may have stronger bargaining power with the supplier and have an advantage over us in pricing as well as securing silicon wafer supplies at times of shortages.

We believe that the cost and performance of our technology will continue to have advantages compared to competitive technologies. Our products offer the reliability, efficiency and market acceptance of other crystalline silicon products. We believe our technology provides lower manufacturing costs resulting from significantly better silicon consumption and fewer processing steps, particularly in wafer fabrication. Compared to thin film products, our products offer generally higher performance. Some thin film technologies, such as cadmium telluride, use toxic materials that inhibit their market acceptance, where others, such as copper indium diselenide, rely on raw materials in short supply, such as indium. Other technologies, including all of the polymer and nanomaterial technologies, are still being developed and have not yet reached the commercialization stage.

The entire solar industry also faces significant competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions. Whereas solar generally is cost effective for off-grid applications, the high up-front cost of solar relative to most other solutions is the primary market barrier for on-grid applications. Furthermore, unlike most conventional power generators, which can produce power on demand, solar power cannot generate power where sunlight is not available, although it is often matched with battery storage to provide highly reliable on demand power solutions.

ENVIRONMENTAL, HEALTH AND SAFETY REGULATIONS

We use toxic, volatile or otherwise hazardous chemicals in our research and development and manufacturing activities and generate and discharge hazardous emissions, effluents and wastes from these operations. We are subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use, discharge, emission and disposal of hazardous materials. We are also subject to occupational health and safety regulations designed to protect worker health and safety from injuries and adverse health effects from exposure to hazardous chemicals and working conditions.

We believe that we have all environmental permits necessary to conduct our business. We believe that we have properly handled our hazardous materials and wastes and have not materially contributed to any contamination at any of our past or current premises, although historical contamination may be present at these locations from prior uses. We are not aware of any environmental, health or safety investigation, proceeding or action by foreign, federal or state agencies involving our past or current facilities. If we fail to comply with present or future environmental, health or safety regulations, we could be subject to fines, suspension of production or a cessation of operations. Any failure by us to control the use of, prevent public or employee exposure to, or to restrict adequately the emission and discharge of hazardous substances in accordance with applicable environmental laws and regulations could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, under some foreign, federal and state statutes and regulations, a governmental agency or private party may seek recovery of response costs or damages from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

EMPLOYEES

As of December 31, 2007, we had approximately 400 full-time employees, including approximately 77 engaged in research and development and approximately 276 engaged in manufacturing. Approximately 47 of our employees have advanced degrees, including 19 with Ph.D.s. None of our employees are represented by any labor union nor are they organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good. Devens I and Devens II are expected to increase our number of full-time employees by approximately 410 and 350 respectively.

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

There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. Although we were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products and began shipping product in 1997, we first shipped commercial products from our Marlboro manufacturing facility in September 2001. Relative to the entire solar industry, we have shipped only a limited number of solar power panels manufactured in our Marlboro facility and have recognized limited revenues generated by products produced at this facility.

The solar power market is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our existing Marlboro facility and the planned Devens expansions, and our business model, technologies and processes are unproven at significant scale. Moreover, EverQ is only in the early stages of expansion, and we have limited experience upon which to predict whether it will continue to be successful. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which in turn could materially decrease the value of our common stock.

Since our inception, we have incurred significant net losses, including a net loss of $16.6 million for the year ended December 31, 2007. Principally as a result of ongoing operating losses, we had an accumulated deficit of $136.3 million as of December 31, 2007. We expect to incur substantial losses until Devens I approaches full capacity, and if we do not achieve our expected production targets we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which in turn could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we seek to:

•	expand our manufacturing operations, whether domestically or internationally;

•	develop our distribution network;

•	continue to research and develop our products and manufacturing technologies;

•	implement internal systems and infrastructure to support our growth; and

•	hire additional personnel.

We do not know whether our revenues will grow at all or grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results.

We will need to raise significant additional capital in order to continue to grow our business and fund our operations which subjects us to the risk that we may be unable to grow our business and fund our operations as planned.

We will need to generate cash internally or raise significant additional capital to fund our planned expansion of manufacturing facilities beyond the Devens facility, to acquire complementary businesses, to secure silicon beyond our existing contracts and obtain other raw materials and/or necessary technologies. In addition, the net proceeds from our February 2008 public offering of common stock and cash on hand will not be sufficient to fully construct and equip Devens II and, therefore, we will need to secure additional financing to do so. Furthermore, we, along with REC and Q-Cells, have guaranteed a long-term loan entered into by EverQ. A default by EverQ on this loan could materially impact the availability of our existing funds, and require us to secure additional capital. If adequate capital is not available or is not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In such a case, the stock price of our common stock would likely be materially and adversely impacted.

If we raise a significant amount of capital through the debt markets, we may become subject to the additional risks and uncertainties that are faced by highly leveraged companies. For example, substantial indebtedness could have significant effects on our business, such as, among other things, requiring us to use a substantial portion of our cash flow from operations to service our indebtedness (thereby reducing available cash flow to fund working capital, capital expenditures, development projects and other general corporate purpose) and placing us at a competitive disadvantage compared to our competitors that have less debt.

Our future success depends on our ability to increase our manufacturing capacity through the development of additional manufacturing facilities, including the Devens facility. If we are unable to achieve our capacity expansion goals, which would limit our growth potential and impair our operating results and financial condition.

Our future success depends on our ability to increase our manufacturing capacity mainly with additional manufacturing facilities, including the Devens facility. Our ability to complete the construction and ramp-up of Devens I and Devens II is contingent on our ability to obtain and satisfy all the requirements imposed by certain permits needed to begin operations. Our failure to obtain or satisfy the requirements of these permits could delay construction of Devens I or Devens II. The net proceeds from our February 2008 public offering of common stock will not be sufficient to fully construct and equip Devens II and, therefore, we will need to secure additional financing to do so. There can be no assurance that we will be successful in establishing additional facilities or, once established, that we will attain the expected manufacturing capacity or financial results.

Our ability to complete the planning, construction and equipping of Devens I and Devens II and additional manufacturing facilities is subject to significant risk and uncertainty, including:

•	we will need to raise significant additional capital in order to finance the costs of constructing and equipping of Devens II and any additional facilities, which we may be unable to do so on reasonable terms or at all, and which could be dilutive to our existing stockholders;

•	the build-out of any facilities will be subject to the risks inherent in the development of a new manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals, burdensome permit conditions and delays in the delivery of manufacturing equipment from numerous suppliers;

•	we may be required to depend on third parties or strategic partnerships that we establish in the development and operation of additional production capacity, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them; and

If we are unable to develop and successfully operate additional manufacturing facilities, or if we encounter any of the risks described above, we may be unable to scale our business to the extent necessary to improve results of operations and achieve profitability. Moreover, there can be no assurance that if we do expand our manufacturing capacity that we will be able to generate customer demand for our solar power products at these production levels or that we will increase our revenues or achieve profitability.

We may be unable to effectively manage the expansion of our operations, and the master joint venture agreement that governs our relationship with the other EverQ joint venture participants may impair our ability to expand our manufacturing outside of the United States.

We expect to expand our business significantly in order to satisfy demand for our solar power products and increase our market share. To manage the expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls and expand, train and manage our growing employee base. Our management will also be required to maintain and expand our relationships with distribution partners, suppliers and other third parties and attract new distribution partners and suppliers. In addition, our current and planned operations, personnel, systems and internal procedures and controls might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, and our business and results of operations could be harmed.

Furthermore, under the master joint venture agreement that governs the joint venture parties’ relationship with respect to EverQ, we have agreed to give to each of Q-Cells and REC, respectively, a right of first refusal to participate in specified future joint ventures that we may decide to undertake for development of manufacturing facilities outside the United States. This limitation could have the effect of frustrating attempts we may make to expand our manufacturing outside of the United States.

The actual costs to complete Devens I and plan, construct and equip Devens II may be higher than expected, and we may not have sufficient funds to pay the increased costs.

We intend to use at least half of the net proceeds received from our public offering which closed on February 15, 2008, for the completion of Devens I and the planning, construction and equipping of Devens II. The scheduled completion dates for Devens I and Devens II and the budgeted costs necessary to complete construction assume that there are no material unforeseen or unexpected difficulties or delays. Among other things, a delay in the completion of the plans and specifications for Devens II and a delay in the commencement of construction on Devens II beyond the scheduled commencement date may increase our overall cost for the construction.

The net proceeds from the public offering which closed on February 15, 2008, and cash on hand will not be sufficient to fully construct and equip Devens II and, therefore, we will need to secure additional financing in the future to do so. We may be unable to secure additional financing on reasonable terms or at all, which may force us to modify the scope and schedule of construction. Our inability to pay development costs as they are incurred would negatively affect our ability to complete Devens II on time or within budget and thus could have a material adverse effect on our financial condition and results of operations.

There are significant risks associated with the completion of Devens which may cause budget overruns or delays in completion of the projects.

Construction, equipment or staffing problems or difficulties in obtaining all of the requisite licenses, permits or authorizations from regulatory authorities could delay or prevent the construction or opening or otherwise affect the design and features of Devens. Certain permits, licenses and other approvals necessary for the development, construction and operation of Devens have not yet been obtained. Delays in obtaining these approvals or other unexpected changes or concessions required by local, state or federal regulatory authorities could involve additional costs and result in a delay in the scheduled opening of Devens. Failure to complete Devens within budget or on schedule may have a significant negative effect on our financial condition and results of operations.

If we need more silicon than we have estimated or if our suppliers fail to satisfy their obligations under our silicon supply contracts, the current industry-wide shortage of polysilicon could adversely impact our revenue growth and decrease our gross margins and profitability.

Polysilicon is an essential raw material in our production of PV cells. There is currently an industry-wide shortage of polysilicon and a limited number of polysilicon suppliers, which has resulted in significant price increases and pre-payment requirements under polysilicon agreements. Although we have contracted with vendors for polysilicon supply sufficient for our stated expansion plans, our estimates regarding our supply needs may not be correct and our suppliers may not satisfy their obligations under these contracts. In addition, with respect to our recently announced supply agreements with DC Chemical, Nitol and Silpro, such suppliers must construct new facilities that will be used to manufacture the polysilicon to be delivered to us. The construction of these facilities is a substantial undertaking, requiring several years to complete and subject to numerous risks and uncertainties relating to new construction. Each of DC Chemical, Silpro and Nitol have limited experience in developing polysilicon manufacturing facilities. We have also made significant prepayments with our polysilicon suppliers. In many instances these payments are not refundable or will be difficult to recover if a supplier defaults on its obligations. If DC Chemical, Wacker, Nitol, Silpro or any of our other polysilicon suppliers are unable or unwilling to supply us with polysilicon in accordance with the applicable supply agreements, our ability to meet existing and future customer demand for our products would be impaired. In turn, this could cause us to make fewer shipments, lose distribution partners and market share and generate lower than anticipated revenue, thereby seriously harming our financial condition and results of operations.

Two of our multi-year polysilicon supply agreements entered into in 2007 are denominated in Euros. Unfavorable changes in foreign currency exchange rates could adversely affect the cost to manufacture our products, which could result in lost profits, a reduction of orders and loss of market share.

During 2007, we entered into two multi-year polysilicon supply agreements that were denominated in Euros. While we endeavor to denominate the purchase price of our materials in United State dollars, we are not always successful in doing so. To the extent that such purchases are made in foreign currency, we will be exposed to currency gains or losses. Unfavorable changes in these foreign currency exchange rates could significantly increase the cost of our products, adversely impacting our future financial condition and results of operations.

Our dependence on a limited number of suppliers for raw materials, key components for our solar power products and equipment could adversely affect our ability to manufacture and timely deliver our products, which could result in order cancellations and loss of market share.

We manufacture all of our solar power products using materials and components procured from a limited number of suppliers, which makes us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain, and in many cases, expand our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our distribution partners within required time frames, which in turn could lead to order cancellations and loss of market share. To the extent the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase the costs of our products, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us. Certain of the capital equipment used in the manufacture of our solar power products has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. Consequently, any damage to or breakdown of our manufacturing equipment at a time when we are manufacturing commercial quantities of our products may have a material adverse impact on our business. For example, a supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our manufacturing capacity expansion and otherwise disrupt our production schedule or increase our costs of production.

If the EverQ IPO is completed, our interest in EverQ will be diluted, our future revenue from EverQ may be adversely affected and our shares may be exposed to increased volatility.

Our interest in EverQ will be diluted if the EverQ IPO occurs, which may adversely affect our corporate governance influence over EverQ’s business and decision making. In addition, in preparation for and in connection with the IPO, we have entered into a binding memorandum of understanding with EverQ regarding their rights to our intellectual property and may need to modify our other material agreements with EverQ, or enter into additional agreements, such as additional license and technology transfer agreements and transition agreements, with EverQ. Such modifications, adjustments or renegotiations of the terms and conditions of these agreements may adversely affect future revenues we receive from EverQ, including, without limitation, royalties and fees under the license and technology transfer agreement and the sales representative agreement.

We also can give no assurance regarding whether the IPO can be successfully completed and, if completed, we can give no assurance regarding the level of the initial offering price or the market performance of EverQ shares after the IPO. Our shares may experience additional volatility following an EverQ IPO as a result of changes in the price of EverQ shares.

We continue to invest significantly in research and development, and these efforts may not result in improved products or manufacturing processes.

We have historically invested heavily in research and development related to new product development and improving our manufacturing processes, and expect to continue to invest heavily in research and development in the future. If we fail to develop successfully our new solar power products or technologies, we will likely be unable to recover the costs we have incurred to develop these products and technologies and may be unable to increase our revenues and to become profitable. Some of our new product and manufacturing technologies are unproven at commercial scale and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. In addition, we invest significantly in developing new manufacturing processes designed to reduce our total costs of production. Our new manufacturing technologies, including our quad ribbon wafer furnace design, have been tested only in our Marlboro facility and, in most cases, only limited pre-production prototypes of our new products have been field-tested and/or sold in limited quantities. If our development efforts regarding new manufacturing technologies are not successful, and we are unable to increase the efficiency and decrease the costs of our manufacturing process, we may not be able to reduce the price of our products, which might prevent our products from gaining wide acceptance, and our gross margins may be negatively impacted.

Our solar power products may not gain market acceptance, which would prevent us from achieving increased revenues and market share.

The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;

•	our failure to produce solar power products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance;

•	whether or not customers will accept our new panel designs under development; and

•	our failure to develop and maintain successful relationships with distributors, systems integrators, project developers and other resellers, as well as strategic partners.

If our solar power products fail to gain market acceptance, we would be unable to increase our revenues and market share and to achieve and sustain profitability.

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline.

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency, higher power output and lower price. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. A variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

Our ability to increase market share and revenues depends on our ability to successfully maintain our existing distribution relationships and expand our distribution channels.

We currently sell our solar power products primarily to domestic and international distributors, system integrators, project developers and other resellers, which typically resell our products to end users on a global basis. During our year ended December 31, 2007, we sold our solar power products to approximately 38 distributors, system integrators, project developers and other resellers. Substantially all of our products were sold to just 10 of these distribution partners. If we are unable to refine successfully our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our revenues by entering new markets in which we have little experience selling our products, our ability to increase market share and revenues will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

Our product revenues outside of the United States, which excludes sales by EverQ for the year ended December 31, 2007, constituted approximately 18% and 63% of our total product revenues for the year ended December 31, 2007 and 2006, respectively. We expect that in the near future our revenues both from resellers and distributors outside of the United States and through our resellers and distributors to end users outside of the United States, will represent a majority of our total product revenues, particularly as we increase our production capacity. Significant management attention and financial resources will be required to develop successfully our international sales channels. In addition, the marketing, distribution and sale of our solar power products outside the United States expose us to a number of markets in which we have limited experience. If we are unable to manage effectively these risks, it could impair our ability to grow our business abroad. These risks include:

•	difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

•	difficulty in interpreting and enforcing contracts governed by foreign law, which may be subject to multiple, conflicting and changing laws, regulations and tax systems;

•	inability to obtain, maintain or enforce intellectual property rights;

•	encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries;

•	unavailability of government grants from German or other foreign sources, or for government grants that have been approved, risk of forfeiture or repayment in whole or in part:

•	fluctuations in currency exchange rates relative to the U.S. dollar;

•	limitations on dividends or restrictions against repatriation of earnings;

•	difficulty in recruiting and retaining individuals skilled in international business operations;

•	increased costs associated with maintaining international marketing efforts; and

•	inability to develop, manufacture, market and sell our products and services in Germany and other international markets due to, for example, third-party intellectual property rights.

Our strategy may include establishing local manufacturing facilities in international markets. As we implement our strategy, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to establish our manufacturing facilities in certain countries. In addition, we may potentially forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries in which we choose to locate our manufacturing facilities. Furthermore, under the master joint venture agreement that governs the joint venture parties’ relationship with respect to EverQ, we have agreed to give to each of Q-Cells and REC, respectively, a right of first refusal to participate in specified future joint ventures that we may decide to undertake for development of manufacturing facilities outside the United States. This limitation could have the effect of frustrating attempts we may make to expand our manufacturing outside of the United States.

Our dependence on a small number of distribution partners may cause significant fluctuations or declines in our product revenues.

As of December 31, 2007, approximately 31%, 14% and 12% of our product revenues were generated from sales to PowerLight, Sun Edison and groSolar. These companies are in various stages of development and the loss of sales to any of them or the decline of any of their businesses could materially adversely affect our business, financial condition and results of operation. We anticipate that sales of our solar power products to a limited number of distribution partners will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:

•	reduction, delay or cancellation of orders from one or more of our significant distribution partners;

•	selection by one or more of our significant distribution partners of products competitive with ours;

•	loss of one or more of our significant distribution partners and our failure to recruit additional or replacement distribution partners; and

•	failure of any of our significant distribution partners to make timely payment of our invoices.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

Consistent with standard practice in the solar industry, the duration of our product warranties is lengthy. Our current standard product warranty includes a five-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance beyond specified levels. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold solar panels since 1997, the substantial majority of them have been operating for less than two years. The possibility of future product failures could cause us to incur substantial expenses to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships could adversely affect our market penetration and revenue growth.

Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. Furthermore, under the master joint venture agreement that governs the joint venture parties’ relationship with respect to EverQ, we have agreed to give to each of Q-Cells and REC, respectively, a right of first refusal to participate in specified future joint ventures that we may decide to undertake for development of manufacturing facilities outside the United States. This limitation could have the effect of frustrating attempts we make to establish strategic relationships with third parties. We can provide no assurance that we will be able to establish new strategic relationships in the future.

In addition, strategic alliances that we may establish, will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement, require us to issue additional shares of our common stock and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control.

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

We had approximately 400 employees as of December 31, 2007, and we anticipate that we will need to hire approximately 410 employees and 350 employees, respectively, in connection with Devens I and Devens II. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

Because we utilize highly flammable materials in our manufacturing processes, we are subject to the risk of losses arising from explosions and fires, which could materially adversely affect our financial condition and results of operations.

We utilize highly flammable materials such as silane and methane in our manufacturing processes. By utilizing these materials, we are subject to the risk of losses arising from explosions and fires. Our inability to fill customer orders during an extended business interruption could materially adversely impact existing distribution partner relationships resulting in market share decreases and reduced revenues.

The reduction or elimination of government subsidies and economic incentives for solar technology could cause our revenues to decline.

We believe that the growth of the majority of our target markets, depends on the availability and size of government subsidies and economic incentives for solar technology. Today, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid. As a result, federal, state and local governmental bodies in many countries, most notably the United States, Japan and Germany, have provided subsidies in the form of cost reductions, tax incentives and other incentives to end users, distributors, systems integrators, other resellers and manufacturers of solar power products to promote the use of solar energy and to reduce dependency on other forms of energy. In the future, these government subsidies and economic incentives could be reduced or eliminated altogether. For example, German subsidies decline at a rate of 5.0% to 6.5% per year (based on the type and size of the PV system) and the German Federal Ministry for the Environment recently announced a gradual increase of two percentage points from 2010 through 2011 and three percentage points in 2012 in the rate at which German subsidies decline. In addition, the Emerging Renewables Program in California has finite funds that may not last through the current program period. California subsidies have declined in the past and will continue to decline as cumulative installations exceed stated thresholds. Net metering policies in California, which currently only require each investor owned utility to provide net metering up to 2.5% of its aggregate customer peak demand, could also limit the amount of solar power installed within California. Further, the 30% investment tax credit for solar energy manufacturers provided in the Energy Policy Act of 2005 is set to expire after 2008 if not extended by the United States federal government. The reduction or elimination of government subsidies and economic incentives would likely reduce the size of these markets and/or result in increased price competition, which could cause our revenues to decline.

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

The solar power market is intensely competitive and rapidly evolving. According to Solarbuzz, there are over 100 companies that are engaged in manufacturing PV products or have announced an intention to do so. Many of our competitors have established a market position more prominent than ours, and if we fail to attract and retain distribution partners and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are a large number of companies in the world that produce solar power products, including BP Solar International Inc., First Solar, Inc., Kyocera Corporation, Mitsubishi, RWE Schott Solar, Inc., Sanyo Corporation, Sharp Corporation, Solar World AG, SunPower Corporation and SunTech Power Holdings Co., Ltd. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. In the future, as EverQ becomes an independent company, it may also compete directly with us. In addition, we may face competition from semiconductor manufacturers, several of which have already announced their intention to start production of solar cells. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we currently do. Our competitors’ greater size and, in some cases, longer operating histories provide them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. For example, those of our competitors that also manufacture semiconductors may source both semiconductor grade polysilicon and solar grade polysilicon from the same supplier. As a result, such competitors may have stronger bargaining power with such supplier and have an advantage over us in pricing as well as securing polysilicon at times of shortages. Many also have greater name recognition, more established distribution networks and larger installed bases of customers. In addition, many of our competitors have well-established relationships with our current and potential resellers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the solar power market.

Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes by obtaining, maintaining, and enforcing our intellectual property rights through a combination of patents, copyrights, trademarks, and trade secrets and also through unfair competition laws. We may not be able to obtain, maintain or enforce adequately our intellectual property and may need to defend our products against infringement or misappropriation claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims in our issued patents are or will be sufficiently broad to prevent others form developing or using technology similar to ours or in developing, using, manufacturing, marketing or selling products similar to ours;

•	given the costs of obtaining patent protection, we may choose not to file patent applications for or not to maintain issued patents for certain innovations that later turn out to be important, or we may choose not to obtain foreign patent protection at all or to obtain patent protection in only some of the foreign countries, which later turn out to be important markets for us;

•	although we have a number of foreign patents and applications, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and we may encounter difficulties in protecting and defending our rights in such foreign jurisdictions;

•	third parties may design around our patented technologies, and there is no assurance that our patents and other intellectual property rights will be sufficient to deter infringement or misappropriation of our intellectual property rights by others;

•	third parties may seek to challenge or invalidate our patents, which can result in a narrowing of or invalidating our patents, or rendering our patents unenforceable;

•	we may have to participate in proceedings such as interference, cancellation, or opposition, before the United States Patent and Trademark Office, or before foreign patent and trademark offices, with respect to our patents, patent applications, trademarks or trademark applications or those of others, and these actions may result in substantial costs to us as well as a diversion of management attention;

•	although we are not currently involved in any litigation involving intellectual property rights, we may need to enforce our intellectual property rights against third parties for infringement or misappropriation or defend our intellectual property rights through lawsuits, which can result in significant costs and diversion of management resources, and we may not be successful in those lawsuits;

•	we rely on trade secret protections to protect our interests in proprietary know-how and processes for which patents are difficult to obtain or enforce; however, we may not be able to protect our trade secrets adequately; and

•	the contractual provisions on which we rely to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached, and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public, or others may independently develop technology equivalent to our trade secrets and proprietary information.

Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the United States or other countries that are pertinent to our products or business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our current and future solar power products may be subject to claims that they infringe the patents or proprietary rights of others. The success of our business will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others. Third parties may allege that we infringe patents, trademarks or copyrights, or that we misappropriated trade secrets. These allegations could result in significant costs and diversion of the attention of management.

If a successful claim were brought against us and we are found to infringe a third party’s intellectual property right, we could be required to pay substantial damages, including treble damages if it is determined that we have willfully infringed such rights, or be enjoined from using the technology deemed to be infringing or using, making or selling products deemed to be infringing. If we have supplied infringing products or technology to third parties, we may be obligated to indemnify these third parties for damages they may be required to pay to the patent holder and for any losses they may sustain as a result of the infringement. In addition, we may need to attempt to license the intellectual property right from such third party or spend time and money to design around or avoid the intellectual property. Any such license may not be available on reasonable terms, or at all. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities and/or disrupt our business.

We may be unable to protect adequately or enforce our proprietary information, which may result in its unauthorized use, reduced revenues or otherwise reduce our ability to compete.

Our business and competitive position depend upon our ability to protect our proprietary technology, including any manufacturing processes and solar power products that we develop. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Any patents issued in connection with our efforts to develop new technology for solar power products may not be broad enough to protect all of the potential uses of the technology.

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

Licenses for technologies and intellectual property may not be available to us.

We have entered into license agreements for technologies and intellectual property rights, including an agreement relating to the manufacture of string we intend to use to produce String Ribbon wafers. Any of our license agreements may be subject to terms and conditions which may limit our ability to use the licensed intellectual property under certain circumstances. For example, our string-related license may terminate if we materially breach the license agreement or if we abandon the construction of a manufacturing facility to exploit the licensed technology. We may need to enter into additional license agreements in the future for other technologies or intellectual property rights of third parties. Such licenses, however, may not be available to us on commercially reasonable terms or at all.

Existing regulations and changes to such regulations concerning the electrical utility industry may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

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

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in potentially significant monetary damages and penalties and adverse publicity.

If we fail to comply with present or future environmental laws or regulations we may be required to pay substantial civil or criminal penalties, incur significant capital expenditures, suspend or limit production or cease operations. We use toxic, volatile and otherwise hazardous chemicals in our research and development and manufacturing activities, and generate and discharge hazardous emissions, effluents and wastes from these operations. Any failure by us to control the use of or generation of, or to restrict adequately the discharge or disposal of, hazardous substances or wastes or to otherwise comply with the complex, technical environmental regulations governing our activities could subject us to potentially significant monetary damages and penalties, criminal proceedings, third party property damage or personal injury claims, natural resource damage claims, cleanup costs or other costs, or restrictions or suspensions of our business operations. In addition, under some foreign, federal and state statutes and regulations governing liability for releases of hazardous substances or wastes to the environment, a governmental agency or private party may seek recovery of response costs or damages from generators of the hazardous substances or operators of property where releases of hazardous substances have occurred or are ongoing, even if such party was not responsible for the release or otherwise at fault. Also, federal, state or international environmental laws and regulations may ban or restrict the availability and use of certain hazardous or toxic raw materials that are or may be used in producing our products, and substitute materials may be more costly or unsatisfactory in performance. We believe that we either have all environmental permits necessary to conduct our business or have initiated the process to obtain additional or modified environmental permits needed to conduct our business. While we are not aware of any outstanding, material environmental claims, liabilities or obligations, future developments such as the implementation of new, more stringent laws and regulations, more aggressive enforcement policies, or the discovery of unknown environmental conditions associated with our current or past operations or properties may require expenditures that could have a material adverse effect on our business, results of operations or financial condition. Any noncompliance with or incurrence of liability under environmental laws may subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties and adverse publicity.

Our manufacturing operations and research and development activities involve the use of mechanical equipment and hazardous chemicals, which involve a risk of potential injury to our employees. These operations are subject to regulation under the Occupational Safety and Health Act, or OSHA. If we fail to comply with OSHA requirements, or if an employee injury occurs, we may be required to pay substantial penalties, incur significant capital expenditures, suspend or limit production or cease operations. Also, any such violations, employee injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products we sell results in injury. Since our products are electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since revenues generated from our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate to cover these claims, they could require us to make significant payments. Also, any product liability claims and any adverse outcomes with respect thereto may subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products.

A material portion of our revenue has been generated from our relationship with EverQ and EverQ faces many of the same risks and uncertainties we face.

Recently, due to the expansion of EverQ’s production, we have realized substantial revenue and income associated with royalties, selling fees and our share of EverQ’s net income. Since EverQ is engaged in the same business and utilizes our String Ribbon technology, EverQ is subject, in many ways, to the same risks and uncertainties we face. As such, if any of these risks and uncertainties substantially and adversely impacts EverQ, our future revenue and share of EverQ’s profits could be adversely affected.

Risks Related to Our Common Stock

The issuance or sale of equity, convertible or exchangeable securities in the market, or the perception of such future sales or issuances, could lead to a decline in the price of our common stock.

Any issuance of equity, convertible or exchangeable securities, including for the purposes of financing acquisitions and the expansion of our business, may have a dilutive effect on our existing stockholders. In addition, the perceived risk associated with the possible issuance of a large number of shares or securities convertible or exchangeable into a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. Subsequent sales of our common stock in the open market or the private placement of our common stock or securities convertible or exchangeable into our common stock could also have an adverse effect on the market price of the shares. If our stock price declines, it may be more difficult for us to or we may be unable to raise additional capital.

In addition, future sales of substantial amounts of our currently outstanding common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sales, will have on the market price of our stock. As of December 31, 2007, we had:

•	102,252,965 shares of common stock outstanding;

•	4,184,789 shares of common stock underlying options outstanding at a weighted average exercise price of $4.43 per share;

•	1,302,347 shares of common stock available and reserved for future issuance or future grant under our Amended and Restated 2000 Stock Option and Incentive Plan;

•	388,335 shares of common stock available and reserved for future issuance or future grant under our Amended and Restated 2000 Employee Stock Purchase Plan;

•	467,328 shares of common stock underlying warrants outstanding with an exercise price of $3.34 per share; and

•	12,179,000 shares of common stock issuable upon the conversion of our outstanding convertible subordinated notes in the aggregate principal amount of $90.0 million at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $7.39 per share).

In connection with a multi-year polysilicon supply agreement and pursuant to a stockholders agreement, each of which we entered into with DC Chemical in April 2007, DC Chemical owns 10,750,000 shares of our restricted common stock. The restrictions on the stock will lapse upon the satisfaction of certain conditions related to DC Chemical’s delivery of polysilicon under the supply agreement, at which time we will be obligated to file a registration statement pursuant to which such shares will become freely tradable. We currently expect DC Chemical to satisfy this delivery obligation in early 2010.

In connection with our recent public offering, we, our executive officers and directors, and DC Chemical entered into lock-up agreements which restrict the sale of shares of common stock until about May 15, 2008. The shares held by our executive officers and directors, and DC Chemical represent approximately 18,186,145 shares, or 15%, of our outstanding common stock as of February 15, 2008. Following the termination of these lock-up periods, these stockholders will have the ability to sell a substantial number of shares of common stock in the public market in a short period of time. In addition, following the expiration of the lock-up period, we will not be contractually prohibited from issuing and selling shares of our common stock. Sales of a substantial number of shares of common stock in the public trading markets, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect on volatility and market price of our common stock.

DC Chemical owns a large portion of our outstanding voting power and may be able to influence significantly the outcome of any stockholder vote.

DC Chemical owns 15,699,441 shares of our common stock (which number includes 10,750,000 shares of restricted common stock, which have full voting rights), representing approximately 13% of our voting power outstanding as of February 15, 2008. In addition, pursuant to the stockholders agreement we entered into with DC Chemical, DC Chemical has the right to purchase securities in future offerings. Accordingly, DC Chemical can significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The interests of DC Chemical may differ from yours and DC Chemical may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, and might ultimately affect the market price of our common stock.

The price of common stock may fluctuate significantly, which could result in substantial losses for our stockholders and subject us to litigation.

Our common stock is quoted on The Nasdaq Global Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by The Nasdaq Global Market, have ranged from $8.17 to $18.84 for the 52-week period from February 17, 2007 to February 15, 2008. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this risk factors section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The Nasdaq Global Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. In addition, some companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.

Our quarterly revenue, operating results and market price of our common stock have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:

•	the size and timing of orders from distribution partners for or shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our StringRibbon technology;

•	our ability to establish and expand key distribution partners and supplier relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to open Devens I and Devens II and other potential capacity expansions within budget and within the time frame that we expect;

•	EverQ’s ability to expand within budget and within the time frame that they expect;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors;

•	the timing of adding the personnel necessary to execute our growth plan; and

•	the other risks and uncertainties described in “Risk Factors.”

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

Because we do not intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain our future earnings, if any, to support our operations and to finance the growth and development of our business and do not expect to pay cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in the value of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain its current price.

We are subject to anti-takeover provisions in our charter and by-laws and under Delaware law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation and by-laws, each as amended, as well as Delaware law, could make it more difficult and expensive for a third party to pursue a tender offer, change in control transaction or takeover attempt that is opposed by our board of directors. Stockholders who wish to participate in these transactions may not have the opportunity to do so. We also have a staggered board of directors, which makes it difficult for stockholders to change the composition of our board of directors in any one year. If a tender offer, change in control transaction, takeover attempt or change in our board of directors is prevented or delayed, the market price of our common stock could decline. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

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

Our certificate of incorporation authorizes us to issue up to 27,227,668 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of stockholders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the stockholders of our common stock;

•	discourage bids for our common stock at a premium and make it more difficult for a third party to acquire a majority of our common stock;

•	limit or eliminate any payments that the stockholders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.

We have in the past and we may in the future issue additional shares of authorized preferred stock at any time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of December 31, 2007, we lease the following locations pursuant to long-term leases:

Location	Area (Sq. Ft)	Purpose

138 Bartlett Street, Marlboro, MA	30,000	Corporate Headquarters & Warehouse
259 Cedar Hill Street, Marlboro, MA	56,000	Manufacturing
257 Cedar Hill Street, Marlboro, MA	40,000	Research & Development

Barnum Road, Devens, MA	476,000	Manufacturing (facility under construction)

Our leases expire on various dates between June 2009 and January 2013 other than our Devens lease which continues until 2037 and can be extended to 2057. As of December 31, 2007, we were productively utilizing substantially all of the space in our facilities other than the Devens facility which is now under construction.

Our Devens facility is being constructed on property in Devens, Massachusetts we are leasing from a Massachusetts state agency for an annual rent of $1. Combined, our Devens I, Devens II, and string factory will occupy approximately 476,000 square feet. We have an option to purchase this property on or before November 20, 2012 for a purchase price of $2.7 million or thereafter for the remainder of the initial 30-year term of the lease for the greater of $2.7 million and the fair market value of the property.

We believe that our facilities are suitable and adequate for our present needs and we periodically evaluate whether additional facilities are necessary. We will need to lease or acquire additional properties in the future and develop those properties to accommodate our long-term capacity expansion plans.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “ESLR”. The following table sets forth for the calendar periods indicated, the high and low sales price of our common stock on the Nasdaq Global Market.

	High	Low

Year ended December 31, 2006
First Quarter	$17.50	$10.77
Second Quarter	$16.25	$10.00
Third Quarter	$13.50	$7.90
Fourth Quarter	$9.80	$7.27
Year ended December 31, 2007
First Quarter	$10.98	$6.97
Second Quarter	$13.21	$8.11
Third Quarter	$10.49	$7.95
Fourth Quarter	$18.85	$8.95

On February 15, 2008, the last reported sale price for our common stock on the Nasdaq Global Market was $10.47 per share. As of February 15, 2008, there were 120,987,715 shares of our common stock outstanding held by approximately 326 holders of record.

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends on our common stock in the foreseeable future.

Information about our equity incentive plans can be found in note 7 and note 8 to our consolidated financial statements contained within this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock against the cumulative total return of (i) the Hemscott Weighted Nasdaq Index (the “NASDAQ Market Index”) and (ii) an SIC Index that includes all organizations in the Hemscott Group 836 Code Index — Diversified Electronics (the “SIC Code Index”) for the five fiscal years beginning January 1, 2003 and ending December 31, 2007. The comparison assumes $100 was invested at the close of business on December 29, 2002, the last trading day before the beginning of the Company’s fifth preceding fiscal year, in our common stock and in each of the foregoing indices and assumes dividends, if any, were reinvested. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
EVERGREEN SOLAR, INC., SIC CODE INDEX
AND NASDAQ MARKET INDEX

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG EVERGREEN SOLAR, INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC. 31, 2007

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Evergreen Solar, Inc.	$100.00	$130.23	$338.76	$825.58	$586.82	$1,338.76
SIC Code Index	$100.00	$156.97	$154.28	$152.34	$165.84	$206.13
NASDAQ Market Index	$100.00	$150.36	$163.00	$166.58	$183.68	$201.91

(1)	The preceding Stock Performance Graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Information used on the graph was obtained from Hemscott, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6.	SELECTED FINANCIAL DATA:

You should read the data set forth below in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2005, 2006, and 2007 and the balance sheet data at December 31, 2006 and 2007 have been derived from our audited financial statements which appear elsewhere in this filing. The statement of operations data presented below for the years ended December 31, 2003 and 2004, and the balance sheet data at December 31, 2003, 2004 and 2005 have been derived from our audited financial statements, which are not included in this filing. As of December 31, 2005 we owned 64% of EverQ. On December 19, 2006 we reduced our interest to one-third. As a result of our reduction in ownership to one-third, effective December 20, 2006, we account for our ownership interest in EverQ using the equity method of accounting. Under the equity method of accounting, we report our one-third share of EverQ’s net income or loss as a single line item in our income statement and our investment in EverQ as a single line item on our balance sheet. Prior to December 20, 2006, we consolidated EverQ’s results of operations into our results of operations. Therefore, our results of operations from prior periods are not comparable with our results of operations since December 20, 2006. Under our sales agreement with EverQ, we continue to market and sell all solar panels manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts, for which we receive fees. We do not report product revenue or cost of revenue for the sale of EverQ panels. We also receive royalty payments pursuant to our technology license agreement with EverQ.

	For the Year Ended December 31
	2003	2004	2005	2006	2007

STATEMENT OF OPERATIONS DATA:
Revenues:
Product	$7,746	$22,240	$43,627	$102,252	$58,334
Royalty and fee	—	—	—	—	11,532

Total Revenues	7,746	22,240	43,627	102,252	69,866
Cost of revenue	15,379	29,717	39,954	90,310	52,838

Gross profit (loss)	(7,633)	(7,477)	3,673	11,942	17,028

Operating Expenses:
Research and development	2,226	3,392	10,622	18,390	20,594
Selling, general and administrative	5,337	8,040	12,708	21,890	20,608
Facility start-up	—	—	—	—	1,404
Loss on disposal of fixed assets	—	—	—	1,526	—

Total operating expenses	7,563	11,432	23,330	41,806	42,606

Operating loss	(15,196)	(18,909)	(19,657)	(29,864)	(25,578)
Other income (expense), net	222	(454)	1,146	1,851	6,806

Loss before minority interest, equity income and accretion	(14,974)	(19,363)	(18,511)	(28,013)	(18,772)
Minority interest in EverQ	—	—	1,195	849	—
Equity income from interest in EverQ	—	—	—	495	2,170
Accretion, dividends and conversion premiums on Series A convertible preferred stock	(13,498)	(2,904)	—	—	—

Net loss	$(28,472)	$(22,267)	$(17,316)	$(26,669)	$(16,602)

Net loss per share (basic and diluted)	$(2.39)	$(0.67)	$(0.29)	$(0.41)	$(0.19)
Weighted average shares used in computing basic and diluted net loss per share	11,899	33,204	59,631	65,662	86,799

	As of December 31
	2003	2004	2005	2006	2007

BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities*	$20,340	$11,942	$116,207	$49,421	$140,703
Investment in and advances to EverQ	—	—	—	70,460	87,894
Working capital	22,039	14,281	124,404	57,590	112,228
Total assets	45,976	49,721	228,959	207,251	553,255
Subordinated convertible notes	—	—	90,000	90,000	90,000
Convertible preferred stock	27,032	—	—	—	—
Total stockholders’ equity	16,944	41,520	87,450	92,847	393,293

*	Includes restricted cash at December 31, 2007

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

EXECUTIVE OVERVIEW

We develop, manufacture and market solar panels utilizing our proprietary String Ribbontm technology. String Ribbon technology is a cost effective process for manufacturing ribbons of crystalline silicon that are then cut into wafers. These wafers are the primary components of photovoltaic, or PV, cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies, combined with our integrated manufacturing process know-how, offer significant cost and manufacturing advantages over competing polysilicon-based PV technologies. With silicon consumption of less than five grams per watt, we believe we are the industry leader in efficient polysilicon consumption and use approximately 50% of the silicon used by conventional sawing wafer production processes.

Through intensive research and design efforts we have significantly enhanced our String Ribbon technology and our ability to manufacture crystalline silicon wafers by developing a quad ribbon wafer furnace, which enables us to grow four silicon ribbons from one furnace compared to two silicon ribbons grown with our dual ribbon furnace presently in use in our prototype facility in Marlboro, Massachusetts. Our quad ribbon furnace incorporates a state of the art automated ribbon cutting technology that we expect will improve our manufacturing process when it is used in our future factories. We have used quad ribbon furnaces to produce a limited quantity of solar panels in our Marlboro facility which have been sold to our distribution partners and will use quad furnaces in our new manufacturing facility in Devens, Massachusetts.

Our revenues today are primarily derived from the sale of solar panels, which are assemblies of PV cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. The primary applications for our current products is on-grid generation, in which supplemental electricity is provided to an electric utility grid, but has in the past and is expected in the future to include off-grid generation for markets where access to conventional electric power is not economical or physically feasible. Our products are currently sold primarily in the United States, Germany and Korea.

We began construction in Devens, Massachusetts in September 2007 and expect to begin production of solar panels there in mid-2008. Upon reaching full production capacity in Devens I, which we expect to take place in early 2009, Devens I is expected to increase our current manufacturing capacity of 15 MW by approximately 80 MW. In addition, Devens II, which is expected to add a second production line in early 2009, should increase our production capacity at the Devens facility to approximately 160 MW by late 2009. Our String Ribbon technology is also used by EverQ, which has grown its annual production capacity to approximately 100 MW as of December 31, 2007. EverQ is currently planning to expand its annual manufacturing capacity to 600 MW by 2012 using our quad ribbon wafer furnaces.

In connection with our manufacturing expansion plans, we have entered into multi-year polysilicon supply agreements and multi-year panel sales agreements. Under our silicon supply agreements with DC Chemical, Wacker, Nitol and Silpro, including an agreement entered into with DC Chemical in January 2008, we have silicon under contract to reach annual production levels of approximately 125 MW in 2009, 300 MW in 2010, 600 MW in 2011 and 850 MW in 2012. We plan to expand our manufacturing operations accordingly. The combined production of our Marlboro facility, Devens I and Devens II and EverQ will be used to satisfy the requirements of the sales agreements that we have entered with six customers, including for the sale of approximately $900 million in solar panels over the next four years.

On February 15, 2008, we completed an underwritten public offering of 18.4 million shares of our common stock, which included the exercise of an underwriters’ option to purchase 2.4 million additional shares. We received net proceeds of approximately $166.9 million (net of underwriting discounts). The shares of common stock were sold at a per share price to the public of $9.50.

We believe that our current cash, cash equivalents, marketable securities and access to the capital markets will be sufficient to fund our planned capital programs and to fund our operating expenditures over the next twelve months, including the completion of construction of Devens I in mid-2008 and the development of Devens II beginning in March of 2008. We will be required to raise additional capital to provide further funding to complete Devens II, secure raw materials or necessary technologies. We do not know whether we will be able to raise additional financing or whether we will be able to do so on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

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

Accounting for EverQ

On December 19, 2006, we became equal partners in EverQ with Q-Cells and REC and now share equally in its prospective net income or loss. As a result of our reduction in ownership to one-third, we are required to account for our interest in EverQ under the equity method of accounting, as opposed to consolidating the operating results of EverQ as we had in the past. Under the equity method of accounting, we report our one-third share of EverQ’s net income or loss as a single line item in our statement of operations and our investment in EverQ as a single line item in our balance sheet. We began applying the equity method with respect to EverQ on December 20, 2006.

We market and sell all solar panels manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We receive fees from EverQ and no longer consolidate their gross revenue or cost of goods sold resulting from the sale of EverQ’s solar panels. During 2007, we received a fee of 1.7% of gross EverQ revenue relating to the sales and marketing of solar panels. In addition, we received royalty payments for our ongoing technology agreement with EverQ. Taken together, the sales and marketing fee and royalty payments totaled approximately 6.0% of gross EverQ revenue for fiscal 2007. We also received payments from EverQ of approximately $1.9 million in fiscal 2007 to reimburse us for certain research and development and other support costs we incurred that could benefit EverQ. Income statement classification of these research and development reimbursement payments depend on how we are reimbursed.

A best efforts arrangement allows for the reimbursement to offset expenses whereas a specific performance arrangement requires us to record both revenue and an offsetting cost of revenue. These reimbursements in fiscal 2007 were best efforts in nature and therefore are shown as a reduction of our expenses.

Revenue Recognition and Allowance for Doubtful Accounts

We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell our products to end users throughout the world. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by EverQ.

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

Warranty

We have provided for estimated future warranty costs of approximately $705,000 as of December 31, 2007, representing our best estimate of the likely expense associated with fulfilling our obligations under such warranties. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

Stock-based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 — (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. We selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Total equity compensation expense recognized during the years ended December 31, 2006 and 2007, was approximately $5.1 million and $6.4 million, respectively. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods.

During 2007 and 2006, we granted 900,000 shares and 800,000 shares, respectively, of performance-based restricted stock, all of which immediately vest upon the achievement of specific financial performance targets prior to 2012 and 2011, respectively. We have assumed that none of these performance-based awards will vest and accordingly have not provided for compensation expense associated with the awards. We periodically evaluate the likelihood of reaching the performance requirements and will be required to recognize compensation expense of approximately $18.2 million associated with these performance-based awards if such awards should vest.

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

Results of Operations

Description of Our Revenues, Costs and Expenses

Revenues.  Our total revenues consist of revenues from the sale of products, royalty revenue associated with our ongoing technology agreement with EverQ, and fees from EverQ for our marketing and selling activities associated with sales of product manufactured by EverQ under the Evergreen Solar brand. Product revenues consist of revenues primarily from the sale of solar cells, panels and systems. Reported product revenues represented 83%, 100% and 100% of total revenues, in 2007, 2006 and 2005, respectively.

As a result of our reduction in ownership in EverQ to one-third on December 19, 2006, we have applied the equity method of accounting for our share of EverQ results from December 20, 2006 forward. Due to this transition, a significant portion of our product revenue is generated from United State customers. International product sales accounted for approximately 18%, 63% and 71% of total product revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Cost of revenues.  Cost of product revenues consists primarily of material expenses, salaries and related personnel costs, including stock based compensation, depreciation expense, maintenance, rent and other support expenses associated with the manufacture of our solar power products.

Research and development expenses.  Research and development expenses consist primarily of salaries and related personnel costs, including stock based compensation costs, consulting expenses and prototype costs related to the design, engineering, development, testing and enhancement of our products, manufacturing equipment and manufacturing technology. We expense our research and development costs as incurred. We also may receive payments from EverQ and other third parties as reimbursement of certain research and development costs we will incur. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses consist primarily of salaries and related personnel costs, including stock based compensation costs, employee recruiting costs, accounting and legal fees, rent, insurance and other selling and administrative expenses. We expect that selling expenses will continue to increase in absolute dollars as we increase our sales efforts to support our anticipated growth, hire additional sales personnel and initiate additional marketing programs.

Facility start-up.  Facility startup expenses consist primarily of salaries and personnel-related costs and costs of operating a new facility before it has been qualified for full production. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant expansion program, to the extent we cannot capitalize these expenditures. We expect to incur significant facility start-up expenses as we continue to plan, construct and qualify new facilities, including costs associated with our new facility currently under construction in Massachusetts.

Other income (expense).  Other income (expense) consists of interest income primarily from interest earned on the holding of short-term marketable securities, bond premium amortization (or discount accretion), interest expense on outstanding debt and net foreign exchange gains and losses.

Equity income from interest in EverQ.  As of December 20, 2006, we began accounting for our share of EverQ’s results under the equity method of accounting, which requires us to record our one-third share of EverQ’s net income or loss as one line item in our consolidated statement of operations. During the period from December 20, 2006 to December 31, 2006, EverQ recorded approximately $1.5 million in net income, of which we recorded approximately $495,000 in our consolidated statement of operations. For the year ended December 31, 2007, EverQ recorded approximately $6.5 million in net income, of which we recorded approximately $2.2 million in our consolidated statement of operations.

Minority interest.  Through December 19, 2006, we consolidated the financial results of EverQ in our financial statements. Through December 19, 2006, EverQ incurred losses of $2.4 million, which are consolidated in our financial statements. However, $849,000 of those losses represents the portion of EverQ losses attributable to the Q-Cells and REC minority interests for the period ended December 19, 2006.

COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006

Through December 19, 2006, we owned 64% of EverQ and consolidated the financial statements of EverQ. As a result of our reduction in ownership in EverQ to one-third on December 19, 2006, we have applied the equity method of accounting for our share of EverQ’s operating results from December 20, 2006. This change in accounting has significantly impacted year-over-year comparability.

Revenues.  Our product revenues for the year ended December 31, 2007 were $58.3 million, a decrease of $43.9 million, or 43%, from $102.3 million for the year-ended December 31, 2006. This decrease in reported revenues is attributable to EverQ product revenues, which we consolidated with our product revenues through December 19, 2006 but are not consolidated with our product revenues in 2007. EverQ, which began shipping product in 2006, accounted for approximately $57.3 million of consolidated revenues for the year ended December 31, 2006. The decline in product revenues is partially offset by royalty revenue and marketing and selling fees from EverQ in 2007 of approximately $11.5 million.

In order to efficiently manage worldwide distribution of product based on String Ribbon technology, we fulfill orders largely based on geography. More than half of the product produced at EverQ is distributed to customers in Europe and the majority of the product produced at our Marlboro facility is distributed to customers in the United States. International product revenues accounted for approximately 18% and 63% of total revenues for the years ended December 31, 2007 and 2006, respectively. This decline in international revenues is attributable to EverQ which began product shipments in the second quarter of 2006 and now primarily fulfills European customer orders. As we increase our own capacity, including our new facility in Devens, we expect that our worldwide customer geographic mix will become more balanced.

The following table summarizes the concentration of our product revenues by geography and customer:

	2005	2006	2007

By geography:
United States	28%	37%	82%
Germany	63%	48%	7%
Spain	—	13%	—
All other	9%	2%	11%

	100%	100%	100%

By customer:
PowerLight	—	10%	31%
SunEdison	—	—	14%
groSolar	—	6%	12%
Krannich Solartechnik	20%	3%	—
Donauer Solartechnik	19%	13%	1%
All other	61%	68%	42%

	100%	100%	100%

Cost of product revenues and gross margin.  Our cost of product revenues for the year ended December 31, 2007 was $52.8 million, a decrease of approximately $37.5 million, or 41%, from $90.3 million for the same period in 2006. Cost of product revenue for the year ended December 31, 2006 included approximately $48.1 million in costs associated with EverQ. None of EverQ’s cost of product revenue is included in our financial statements for the year ended December 31, 2007. Gross margin for the year ended December 31, 2007 was 24.4% as compared to 11.7% for the year ended December 31, 2006. The increase in gross margin primarily resulted from the royalty and selling fees earned from EverQ in the year ended December 31, 2007, in addition to improved operating efficiencies and higher production volumes at our Marlboro pilot manufacturing facility and costs allocated to research and development supporting pilot programs.

The main purpose of our Marlboro facility is to develop and prototype new manufacturing process technologies which, when developed, will be employed in new factories. As such, our manufacturing costs incurred in Marlboro are substantially burdened by additional engineering costs and also reflect inefficiencies typically inherent in pilot and development operations.

As royalty and selling fees from EverQ increase in the future as a result of sales volume increases associated with factory expansion, we expect our gross margin to increase as well. There are no significant incremental sales and marketing costs incurred, or expected to be incurred, in future periods in connection with the sales and marketing agreements with EverQ. Due to the pilot manufacturing nature of our existing Marlboro facility, we do not expect substantial improvement in gross margins generated by product sold from this facility. We do expect, however, that as we scale to capacity with our new 80 MW factory that product gross margins should improve substantially.

Research and development expenses.  Our research and development expenses for the year ended December 31, 2007 were $20.6 million (net of $1.9 million of reimbursements from EverQ), an increase of $2.2 million, or 12%, from $18.4 million for the same period in 2006. The increase is primarily attributable to increased compensation and related costs, including costs supporting piloting programs, and higher depreciation and operating costs associated with expanded R&D facilities.

Loss on disposal of fixed assets.  During the year ended December 31, 2006, as a result of the successful introduction of new manufacturing technology, we disposed of equipment with a total net book value of $1.5 million in order to replace them with more technologically advanced equipment expected to improve the operational performance of our technology.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended December 31, 2007 were approximately $20.6 million, a decrease of $1.3 million, or 6%, from $21.9 million in 2006. EverQ costs, which were approximately $4.9 million for the year ended December 31, 2006, were included in our consolidated selling, general and administrative expenses for the year ended December 31, 2006, and are not included in the comparable period for 2007. This decline was primarily offset by increases in compensation and related costs associated with additional personnel and higher management incentive compensation. In addition, increased costs associated with marketing communications, including our effort to re-brand Evergreen with a new logo, and increased insurance and legal costs associated with the growth of our operations and routine regulatory filings were incurred. As we begin to hire employees and scale operations for our planned expansion, we expect that selling, general, and administrative expenses will increase in future periods.

Facility start-up.  Facility start-up costs for the year ended December 31, 2007 of $1.4 million were comprised primarily of salaries and personnel related costs and legal costs associated with the construction of our new facility in Massachusetts which began in September 2007.

Other income (expense) net.  Other income, net of $6.8 million for the year ended December 31, 2007 was comprised of $444,000 in net foreign exchange gains, $9.8 million in interest income, and $3.4 million in interest expense. Other income for the period ended December 31, 2006 consisted of $3.3 million in net foreign exchange gains, $4.6 million in interest income and $6.1 million in interest expense. The increase in interest income is attributable to our higher cash balance that resulted from additional capital raised during the year ended December 31, 2007. The decline in interest expense was primarily due to the interest cost associated with the EverQ loan facility with Deutsche bank, which we consolidated with our interest expense for the year ended December 31, 2006 but is not consolidated with our interest expense in the comparable period in 2007. In addition, we have higher capitalized interest costs in 2007 associated with our on-going infrastructure improvement initiatives.

Equity income from interest in EverQ.  The equity income from our interest in EverQ of $2.2 million for the year ended December 31, 2007 represents our one-third share of EverQ’s net income of $6.5 million. EverQ’s increased net income resulted primarily from incremental production volume.

Net loss.  Net loss was $16.6 million and $26.7 million for the years ended December 31, 2007 and December 31, 2006, respectively. The decrease in our net loss was due primarily to the royalty revenue and marketing and selling fees earned from EverQ in 2007 of approximately $11.5 million offset by an overall increase in our Marlboro net operating loss as we continue to scale-up our operations. The increase in our other income, net, of approximately $5.0 million, also contributed to the decline in our net loss.

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

Cost of product revenues and gross margin.  Our cost of product revenues for the year ended December 31, 2006 was $90.3 million, an increase of $50.3 million, or 126%, from $40.0 million for the same period in 2005. The increase was due to the cost of product revenues associated with production at EverQ, which accounted for approximately $48.1 million of total cost of product revenue. Product gross margin for the year ended December 31, 2006 was 11.7% versus 8.4% for the year ended December 31, 2005. The year-over-year improvement in product gross margin primarily resulted from improving gross margins of EverQ as manufacturing reached full capacity at its first manufacturing facility. Further improvements in gross margin may result from increases in manufacturing scale and technology improvements.

Research and development expenses.  Our research and development expenses for the year ended December 31, 2006 were $18.4 million, an increase of $7.8 million, or 73%, from $10.6 million for the same period in 2005. Approximately 54% of the increase was due to increased labor costs (including $1.6 million of expense related to the adoption of SFAS 123R) and approximately 23% of the increase was due to increases in material costs associated with internal initiatives aimed at improving our manufacturing technology.

Loss on disposal of fixed assets.  During the year, as a result of the successful introduction of new manufacturing technology, we disposed of existing equipment in order to replace them with more technologically advanced equipment expected to improve operational performance of our technology. Equipment with a total net book value of $1.5 million was disposed of.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended December 31, 2006 were $21.9 million, an increase of $9.2 million, or 72%, from $12.7 million in 2005. Approximately 51% of the increase was due to increased compensation costs associated with additional personnel (including $3.0 million of expense related to the adoption of SFAS 123R, net of terminations), approximately 25% of the increase was due to general and administrative costs incurred by EverQ which are included in our consolidated statement of operations through December 19, 2006, approximately 9% related to increased legal and accounting expenses and most of the remainder was due to an increase in sales and marketing expenses incurred to support the increase in worldwide sales.

Other income.  Other income for the period ended December 31, 2006 was comprised of $3.3 million in net foreign exchange gains, $4.6 million in interest income and $6.1 million in interest expense. Other income for the period ended December 31, 2005 consisted of $5,000 in foreign exchange gains, $527,000 of gain on the sale of a portion of our EverQ interest to REC, $3.1 million in interest income and $2.5 million in interest expense. The increase in interest income was due to the larger average cash, cash equivalents and marketable securities balances during 2006 due to the 2005 common stock and subordinated convertible debt financings. Interest expense increased due to interest charges associated with increased debt incurred by EverQ as well as the impact of a full year’s worth of interest expense related to the convertible notes.

Net loss.  Net loss was $26.7 million and $17.3 million for the years ended December 31, 2006 and December 31, 2005, respectively. The increase in net loss was due primarily to the overall increase in net operating losses associated with the scale-up of EverQ operations as well as the impact of recognizing $5.1 million in expense related to the adoption of SFAS 123R.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements primarily through sales of capital stock, issuance of debt and, to a lesser extent, product revenues; and beginning in 2007, fees from EverQ for our marketing and sale of EverQ panels and royalty payments for our technology contribution to EverQ. Research and development expenditures have historically been partially funded by government research contracts. At December 31, 2007, we had working capital of $112.2 million, including cash, cash equivalents and marketable securities of $140.7 million which includes our restricted cash on deposit with Deutsche Bank AG of $41.0 million.

Net cash used in operating activities was $7.3 million, $10.3 million and $12.0 million for the years ended December 31, 2005, 2006 and 2007, respectively. The use of cash for operating activities in the year ended December 31, 2007 was due primarily to losses from our operations of $5.7 million, net of non-cash charges, increases in inventory levels of $3.3 million, primarily silicon, in addition to prepaid cost of inventory of $23.1 million associated with new silicon supply agreements, and increases in other current assets, primarily VAT receivables. These uses were offset by reductions in accounts receivable of approximately $11.0 million associated with customer payments, and increases in accounts payable of $16.6 million. The use of cash for operating activities in the year ended December 31, 2006 was due primarily to our loss of $26.7 million, increases in accounts receivable of $12.4 million, increases in inventory of $11.0 million, and increases in other current assets of $6.7 million offset by a net increase in deferred grants funding of $19.0 million, increases in accrued expenses of $15.3 million and depreciation expense and losses on fixed assets disposals of $11.7 million. In general, net cash used in operating activities for the year ended December 31, 2006 was primarily due to supporting the increase in working capital requirements of EverQ as the first manufacturing facility ramped to full production by the end of the third quarter of 2006. The use of cash for operating activities in the year ended December 31, 2005 was due primarily to the net loss of $17.3 million and an increase in other current assets of $2.7 million, offset by increases in accounts payable of $9.3 million, a decrease in accounts receivable of $2.1 million and depreciation expense and losses on fixed asset disposals of $4.2 million.

Net cash used in investing activities was $137.3 million, $85.5 million and $140.5 million for the years ended December 31, 2005, 2006 and 2007, respectively. Net cash used in investing activities for the years ended December 31, 2005, 2006 and 2007 was primarily due to purchases of equipment and marketable securities, partially offset by proceeds from the sale and maturity of marketable securities. For the year ended December 31, 2007, we deposited approximately $41.0 million with Deutsche Bank associated with the guarantee of the EverQ loan. In addition, a loan of approximately $21.9 million was provided to Silicium De Provence (Silpro) as part of our silicon supply agreement with them. As of December 31, 2006, we no longer consolidate the balance sheet of EverQ and therefore, our cash balance at December 31, 2006 excludes EverQ’s cash balances, and the decrease in EverQ’s cash balance is reflected as a use of cash in investing activities.

Capital expenditures were $57.7 million (which includes $8.2 million of deposits for the manufacture of fixed assets), $107.7 million (which includes $7.0 million of deposits for the manufacture of fixed assets) and $50.7 million for the years ended December 31, 2005, 2006 and 2007, respectively. Capital expenditures for the years ended December 31, 2005 and 2006 were primarily for equipment needed for our Marlboro manufacturing facility and equipment for EverQ. The 2007 expenditures were primarily for facility improvements and equipment for our Marlboro manufacturing facility in addition to expenditures for construction of our new Devens, Massachusetts manufacturing facility, which will increase our production capacity in Massachusetts by approximately 160 MW in two 80 MW phases and increase our employee base to approximately 1,000 by mid 2009. The Commonwealth of Massachusetts support program is expected to include up to $23.5 million in grants, up to $17.5 million in low interest loans and a low-cost, 30-year land lease. As of December 31, 2007, we had outstanding commitments for capital expenditures of approximately $111.2 million. Most of our commitments for capital expenditures are associated with our new Devens facility and infrastructure improvements and equipment purchases for our Marlboro facility.

Net cash provided by financing activities was $171.2 million, $75.0 million and $175.1 million for the years ended December 31, 2005, 2006 and 2007, respectively. The cash provided by financing activities for the year ended December 31, 2007 resulted primarily from the net proceeds of 17,250,000 shares of our common stock sold in a public offering at $8.25 per share and which closed on May 30, 2007. An additional 3.0 million shares of our common stock were sold to DC Chemical for $12.07 per share in conjunction with a stock purchase agreement. On April 6, 2007, we entered into a Loan and Security Agreement with a bank for a credit facility that provides for a $25.0 million secured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on our behalf, and includes a foreign exchange sublimit and cash management services sublimit. The cash provided by financing activities for the year ended December 31, 2006 primarily represents an increase in EverQ debt through December 19, 2006 and cash received upon the exercise of stock options and warrants. The cash provided by financing activities for the year ended December 31, 2005 primarily represents net proceeds from common stock issued in conjunction with the common stock public offering completed in February 2005 as well as the convertible subordinated debt issuance in June 2005.

In February 2005, we completed a $62.3 million common stock offering, net of offering costs of approximately $4.4 million, to satisfy existing capital requirements and to fund the continuing capacity expansion of our Marlboro, Massachusetts manufacturing and development facilities and the expenditures necessary for the initial build-out and initial operation of EverQ. For this common stock offering, we issued 13,346,000 shares of our common stock. The shares of common stock were sold at a per share price of $5.00 (before deducting underwriting discounts).

In June 2005, we issued convertible subordinated notes (“Notes”) in the aggregate principal amount of $90.0 million, and we received proceeds of $86.9 million, net of offering costs. A portion of the proceeds from the financing was used to increase research and development spending on promising next generation technologies, to explore further expansion opportunities and to fulfill our commitments with EverQ. Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. However, the Notes are convertible at any time prior to maturity, redemption or repurchase, into shares of our common stock at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share), subject to adjustment. On or after July 1, 2010, we may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

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

We incurred financing costs of approximately $3.1 million which are being amortized ratably over the seven year term of the Notes. For the years ended December 31, 2006 and 2007, we recorded approximately $3.6 million and $3.0 million, respectively, in interest expense associated with the Notes, net of capitalized interest of approximately $350,000 and $983,000, respectively.

EverQ Debt Guarantee

On April 30, 2007, we entered into a Guarantee and Undertaking Agreement with Q-Cells AG and Renewable Energy Corporation ASA in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, we along with Q-Cells AG and Renewable Energy Corporation ASA, each agreed to guarantee a one-third portion of the loan outstanding, up to

30.0 million Euros of EverQ’s repayment obligations under the loan agreement. As of December 31, 2007, we have $41.0 million deposited with Deutsche Bank AG fulfilling our obligation under the Guarantee, which is classified as restricted cash in our balance sheet. Upon EverQ reaching certain milestones, expected to be achieved in the next 12 months, the guarantee will be cancelled. As of December 31, 2007, the total amount of debt outstanding under the loan agreement was 110.0 million Euros (approximately $160.6 million at December 31, 2007 exchange rates) of which 57.5 million Euros was current (approximately $84.0 million at December 31, 2007 exchange rates). Repayment of the loan is due in quarterly installments through September 30, 2010.

Evergreen Solar Loans to EverQ

In November 2005, we entered into a Shareholder Loan Agreement to provide EverQ with a loan totaling 8.0 million Euros. Under the terms of the Shareholder Loan Agreement, the loan carried a fixed interest rate of 5.4%, had a term of four years and was subordinated to all other outstanding debt of EverQ. In addition, during 2006 we provided EverQ with additional loans to help fund the initial financing requirement of the first two factories. In January 2007, we, REC and Q-Cells entered into a new shareholder loan agreement with EverQ. Under the terms of the shareholder loan agreement, EverQ repaid all outstanding shareholder loans, plus accrued interest, in exchange for a new shareholder loan of 30 million Euros from each shareholder. The table below summarizes the principal and terms of our share of this outstanding loan as of December 31, 2007:

Date of Loan	Principal (EUR)	Principal (USD)	Interest Rate	Date Due

January 25, 2007	€30,000,000	$43,809,000	5.43%	December 31, 2009

We believe that our current cash, cash equivalents, marketable securities and access to the capital markets will be sufficient to fund our planned capital programs and to fund our operating expenditures over the next twelve months, including the completion of construction of Devens I in 2008 and the development of Devens II beginning in March of 2008. However, the net proceeds from our February 2008 public offering of common stock and cash on hand will not be sufficient to fully construct and equip Devens II and; therefore, we will need to secure additional financing to do so, and to secure raw materials or necessary technologies. We do not know whether we will be able to raise additional financing or whether we will be able to do so on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

Off-Balance Sheet Arrangements

We have routine operating leases associated with our Marlboro facilities. In addition, we have subordinated convertible notes which holders may convert into shares of our common stock at any time.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than
	Years	1 Year	1-3 Years	4-5 Years	After 5 Years

Non-cancelable operating leases	$4,384	$1,425	$2,602	$357	$—
Maturity of Convertible Debt	90,000	—	—	90,000	—
Interest expense associated with Convertible Debt	19,688	5,906	11,813	1,969	—
Capital expenditure obligations	111,166	111,166	—	—	—
Raw materials purchase commitments	629,492	45,290	194,827	177,022	212,353

Total contractual cash obligations	$854,730	$163,787	$209,242	$269,348	$212,353

During 2007, we entered into four multi-year polysilicon supply agreements with various terms and conditions. Following is a brief summary of each of these agreements.

On April 17, 2007, we entered into a multi-year polysilicon supply agreement with DC Chemical Co., Ltd. (“DC Chemical”) under which DC Chemical will supply us with polysilicon at fixed prices beginning in late 2008 and continuing through 2014. Concurrent with the execution of the supply agreement, we entered into a stock purchase agreement (the “Purchase Agreement”) with DC Chemical pursuant to which DC Chemical purchased 3.0 million shares of our common stock for $12.07 per share, representing the closing price of our common stock on the Nasdaq Global Market on April 16, 2007. Pursuant to the Purchase Agreement, we issued an additional 4.5 million shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock to DC Chemical. The preferred stock automatically converted into 6.25 million shares of transfer restricted common stock in May 2007 upon the termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The restrictions on the common stock will lapse upon the delivery of specified quantities of polysilicon to us by DC Chemical. Issuance of the restricted shares represented a prepayment of inventory cost valued at approximately $119.9 million, based on the issuance date market price of our common stock adjusted for a discount to reflect the transfer restriction, and will be amortized as an additional cost of inventory as silicon is delivered by DC Chemical and utilized by us. When the transfer restriction on these shares lapse, we will record an additional cost of inventory equal to the value of the discount associated with the restriction at that time if the stock price on that date is higher than $12.07 which will be amortized as an incremental cost of inventory as silicon is delivered by DC Chemical and utilized by us. In January 2008 we entered into a second multi-year polysilicon supply agreement with DC Chemical which is further described in Recent Developments.

On July 24, 2007, we entered into a multi-year polysilicon supply agreement with Wacker Chemie AG (“Wacker”). This supply agreement provides the general terms and conditions pursuant to which Wacker will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2018. In connection with the agreement we made a payment of approximately 9.0 million Euros to Wacker.

On October 24, 2007, we entered into a multi-year polysilicon supply agreement with Nitol. This supply agreement provides the general terms and conditions pursuant to which Nitol will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2014. In connection with the agreement we made a $10.0 million prepayment to Nitol. An additional prepayment of $5.0 million will be required within 15 days of the completion of certain milestones which is expected to occur in the first half of 2008.

On December 7, 2007, we entered into a multi-year polysilicon supply agreement with Silpro. This supply agreement provides the general terms and conditions pursuant to which Silpro will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, we agreed to loan Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The initial 15.0 million euro installment of the loan was disbursed to Silpro in December 2007. The second 15.0 million euro installment of the loan will be disbursed to Silpro during the first quarter of 2008.

INCOME TAXES

As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $94.0 million and $60.8 million, respectively, available to reduce future taxable income which begin to expire in 2009 and 2008, respectively. In addition, we have excess tax deductions of approximately $18.7 million related to equity compensation for which the benefit, when realized, will be recognized in our financial statements when it results in a reduction of taxes payable with a corresponding credit to additional paid in capital income in accordance with SFAS 123R. We also has federal and state research and development tax credit carryforwards of approximately $2.0 million and $1.2 million, respectively, which begin to expire in 2010 and state Investment Tax Credit carryforwards of approximately $1.6 million which began to expire in 2008, available to reduce future tax liabilities.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. As of the adoption date of January 1, 2007 and at December 31, 2007, we had no accrued interest related to uncertain tax positions.

We have evaluated the positive and negative evidence bearing upon the realization of our deferred tax assets. We have considered our history of losses and, in accordance with the applicable accounting standards, have fully reserved the deferred tax asset.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a FASB Statement of Position that amends SFAS No. 157 to delay its effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits entities to choose to measure certain financial instruments and other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the fiscal year beginning January 1, 2008. We do not expect that the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the year ending December 31, 2009, and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R) “Business Combinations”. This statement is effective for fiscal years, beginning on or after December 15, 2008, which for us is the year ending December 31, 2009. The objective of the statement is to establish principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial statements.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

For the year ended December 31, 2007, approximately 7% of our product revenues were denominated in Euros. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. During 2007, we entered into multi-year polysilicon supply agreements with four suppliers. The agreements have varied start and end dates and two of these agreements are denominated in Euros. Additionally, from time to time we may agree to purchase equipment and other materials internationally with delivery dates as much as six to twelve months in the future. We endeavor to denominate the purchase price of this equipment and materials in United State dollars, but are not always successful in doing so. To the extent that such purchases are made in foreign currency, we will be exposed to currency gains or losses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and related Notes and the Report of the Independent Registered Public Accounting Firm are included beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date our disclosure controls and procedures were effective at the reasonable assurance level. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgement in evaluating and implementing possible controls and procedures.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION.

We expect to hold our 2008 Annual Meeting of Stockholders on or about June 4, 2008.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

Our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) for our Chief Executive Officer, Chief Financial Officer and all other members of management, all directors and all employees and agents of the Company. The Code of Ethics is intended to promote the highest standards of honest and ethical conduct throughout the Company, full, accurate and timely reporting, and compliance with law, among other things. A copy of the Code of Ethics is posted on our website at www.evergreensolar.com.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5. in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements. The financial statements included in Item 8 of Part II which appear beginning on page F-1 of this Annual Report on Form 10-K.

2. Index to Financial Statements and Schedule. Certain financial statement schedules are omitted as the information is included in the Consolidated Financial Statements and notes thereto in Item 8 of Part II which appear beginning on page F-1 of this Annual Report on Form 10-K. Schedules not listed in the index are omitted because they are not required.

3. Exhibits. Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

(c) See Item 15(a)(2).

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Evergreen Solar, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Evergreen Solar, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2008

EVERGREEN SOLAR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$6,828	$29,428
Marketable securities	42,593	70,275
Restricted cash	—	41,000
Accounts receivable, net of allowance for doubtful accounts of $100 and $85 at December 31, 2006 and December 31, 2007, respectively	20,249	9,297
Grants receivable	—	5,818
Inventory	4,767	8,094
VAT receivable, net	628	10,549
Other current assets	6,929	7,729

Total current assets	81,994	182,190
Investment in and advances to EverQ	70,460	87,894
Restricted cash	414	414
Deferred financing costs	2,434	1,991
Loan receivable from silicon supplier	—	21,904
Prepaid cost of inventory	—	143,035
Fixed assets, net	50,516	114,641
Other assets	1,433	1,186

Total assets	$207,251	$553,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,465	$57,005
Other accrued expenses	2,443	5,408
Accrued employee compensation	2,791	4,875
Accrued interest	—	1,969
Accrued warranty	705	705

Total current liabilities	24,404	69,962
Subordinated convertible notes	90,000	90,000

Total liabilities	114,404	159,962
Commitments and Contingencies (Notes 11 and 14)
Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized, 68,066,204 and 102,252,965 issued and outstanding at December 31, 2006 and December 31, 2007, respectively	681	1,023
Additional paid-in capital	211,053	521,695
Accumulated deficit	(119,678)	(136,280)
Accumulated other comprehensive income	791	6,855

Total stockholders’ equity	92,847	393,293

Total liabilities and stockholders’ equity	$207,251	$553,255

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2006	2007
	(In thousands, except per share data)

Revenues:
Product	$43,627	$102,252	$58,334
Royalty and fee	—	—	11,532

Total revenues	43,627	102,252	69,866
Cost of revenue	39,954	90,310	52,838

Gross profit	3,673	11,942	17,028

Operating expenses:
Research and development	10,622	18,390	20,594
Selling, general and administrative	12,708	21,890	20,608
Facility start-up	—	—	1,404
Loss on disposal of fixed assets	—	1,526	—

Total operating expenses	23,330	41,806	42,606

Operating loss	(19,657)	(29,864)	(25,578)
Other income (expense):
Foreign exchange gains, net	5	3,322	444
Gain on investment in EverQ	527	—	—
Interest income	3,140	4,613	9,774
Interest expense	(2,526)	(6,084)	(3,412)

Other income, net	1,146	1,851	6,806

Loss before minority interest and equity income	(18,511)	(28,013)	(18,772)
Minority interest in EverQ	1,195	849	—
Equity income from interest in EverQ	—	495	2,170

Net loss	$(17,316)	$(26,669)	$(16,602)

Net loss per share (basic and diluted)	$(0.29)	$(0.41)	$(0.19)
Weighted average shares used in computing basic and diluted net loss per share	59,631	65,662	86,799

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Loss
	(In thousands)

Balance at January 1, 2005	47,542	$475	$116,764	$—	$(75,693)	$(26)	$41,520
Issuance of common stock pursuant to exercise of options	750	8	1,709				1,717
Issuance of common stock pursuant to exercise of warrants	224	2	606				608
Shares of common stock issued under ESPP	3		23				23
Restricted stock grant	100	1	1,042	(1,043)			—
Compensation expense associated with restricted stock				7			7
Issuance of common stock in connection with private equity financing, net of offering costs	13,346	134	62,201				62,335
Comprehensive loss:
Net loss					(17,316)		(17,316)	$(17,316)
Unrealized losses on marketable securities						(43)	(43)	(43)
Foreign currency translation adjustment						(1,401)	(1,401)	(1,401)

Comprehensive loss								$(18,760)

Balance at December 31, 2005	61,965	620	182,345	(1,036)	(93,009)	(1,470)	87,450
Issuance of common stock pursuant to exercise of options	988	10	2,480				2,490
Issuance of common stock pursuant to exercise of warrants	4,007	40	13,406				13,446
Shares of common stock issued under ESPP	45	—	341				341
Reclassification on adoption of SFAS No. 123R			(1,036)	1,036			—
Gain on investment in EverQ by REC and Q-Cells			8,466				8,466
Compensation expense associated with equity compensation plans, including restricted share grants	1,061	11	5,051				5,062
Comprehensive loss:							—
Net loss					(26,669)		(26,669)	$(26,669)
Unrealized gains on marketable securities						71	71	71
Foreign currency translation adjustment						2,190	2,190	2,190

Comprehensive loss								$(24,408)

Balance at December 31, 2006	68,066	681	211,053	—	(119,678)	791	92,847
Issuance of common stock pursuant to exercise of options	1,031	10	3,289				3,299
Issuance of common stock pursuant to exercise of warrants	256	3	664				667
Shares of common stock issued under ESPP	59	1	426				427
Issuance of common stock in connection DC Chemical Agreement	3,000	30	36,180				36,210
Issuance of restricted stock in connection DC Chemical Agreement	10,750	107	119,914				120,021
Issuance of common stock in connection with public offering, net of offering costs	17,250	173	134,254				134,427
Compensation expense associated with equity compensation plans, including restricted share grants	1,841	18	6,389				6,407
Gain on investment in EverQ by REC and Q-Cells			9,526				9,526
Comprehensive loss:
Net loss					(16,602)		(16,602)	$(16,602)
Unrealized gains on marketable securities						59	59	59
Foreign currency translation adjustment						6,005	6,005	6,005

Comprehensive loss								$(10,538)

Balance at December 31, 2007	102,253	$1,023	$521,695	$—	$(136,280)	$6,855	$393,293

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2006	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,316)	$(26,669)	$(16,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,134	9,311	7,418
Amortization of deferred grant credits	—	(2,004)	—
Loss on disposal of fixed assets	56	2,383	—
Minority interest in EverQ	(1,195)	(849)	—
Equity income from EverQ	—	(495)	(2,170)
Amortization of deferred debt financing costs	224	443	444
Bad debt expense and provision for early payment discounts	(19)	85	(1)
Accretion of bond discount	(595)	(955)	(1,210)
Compensation expense associated with employee equity awards	7	5,062	6,382
Gain on investment in EverQ	(527)	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,062	(12,415)	10,952
Grants receivable	—	18,962	—
Inventory	(729)	(10,958)	(3,327)
Prepaid cost of inventory	—	—	(23,121)
Interest receivable	(484)	(134)	13
Other current assets	(2,685)	(6,652)	(10,687)
Accounts payable	9,317	(728)	16,588
Accrued expenses	927	15,285	1,872
Interest payable	—	—	1,352
Deferred revenue	(440)	—	—
Other	—	—	101

Net cash used in operating activities	(7,263)	(10,328)	(11,996)

Cash flows from investing activities:
Purchases of fixed assets, deposits on fixed assets under construction	(57,729)	(107,667)	(50,744)
Decrease in cash related to conversion of EverQ consolidated entity to equity method affiliate	—	(22,274)	—
Decrease (increase) in restricted cash	(1,194)	891	(41,000)
Decrease in EverQ loan	—	(389)	—
Increase in other loans	—	—	(22,386)
Purchases of marketable securities	(119,300)	(63,290)	(108,386)
Proceeds from sale and maturity of marketable securities	40,950	107,186	81,975

Net cash used in investing activities	(137,273)	(85,543)	(140,541)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of offering costs	62,335	—	170,637
Proceeds from issuance of DC Chemical restricted shares	—	—	107
Proceeds from convertible debt financing, net of offering costs	86,899	—	—
Increase in EverQ debt	7,687	58,708	—
Capital contributions to EverQ from minority interest holder	9,331	—	—
Proceeds from the sale of EverQ interest to REC	4,060	—	—
Decrease in short-term debt	(1,500)	—	—
Proceeds from exercise of stock options and warrants, and shares purchased under Employee Stock Purchase Plan	2,348	16,277	4,393

Net cash flow provided by financing activities	171,160	74,985	175,137

Effect of exchange rate changes on cash and cash equivalents	(1,261)	(3,028)	—

Net increase (decrease) in cash and cash equivalents	25,363	(23,914)	22,600

Cash and cash equivalents at beginning of year	5,379	30,742	6,828

Cash and cash equivalents at end of year	$30,742	$6,828	$29,428

Supplemental cash flow information:
Interest paid	2,526	5,201	986
Gain on investment in EverQ by Q-Cells and REC	—	8,466	9,526
Common stock issued for prepaid inventory	—	—	119,914

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Evergreen Solar, Inc. (the “Company”), incorporated in August 1994, develops, manufactures and markets solar power products, including solar cells, panels and systems. In April 1997, the Company commenced product sales. The Company has incurred losses since inception and has an accumulated deficit. The Company has historically financed its operations and met its capital expenditure requirements primarily through sales of its capital stock, issuance of debt and, to a lesser extent, product revenues

In January 2005, the Company entered into a strategic partnership agreement with Q-Cells AG (“Q-Cells”). The agreement provided for the organization and capitalization of EverQ GmbH (“EverQ”), which is a limited liability company incorporated under the laws of Germany. In November 2005, Q-Cells and the Company entered into an agreement with Renewable Energy Corporation ASA (“REC”), whereby REC acquired from the Company and Q-Cells for 4.7 million Euros, a 15% ownership position in EverQ. REC obtained 11.1% of the outstanding equity of EverQ directly from the Company and 3.9% of the outstanding equity of EverQ directly from Q-Cells. The Company received $4.1 million from REC which resulted in a gain on the sale of EverQ interest of $527,000. In December 2006, REC and Q-Cells purchased additional shares of EverQ, which resulted in a reduction in the Company’s ownership interest in EverQ to one-third and an associated gain on an increase of the Company’s carrying value of its interest in EverQ’s net assets of approximately $8.5 million. In connection with the December 2006 transaction, REC and Q-Cells made an additional capital contribution of approximately 19.6 million Euros in December 2007 resulting in a gain of approximately $9.5 million to the Company. Both the $8.5 million gain and the $9.5 million gain are recorded as adjustments to additional paid-in capital. As a result of the December 2006 purchase, the Company, REC and Q-Cells each have equal ownership in EverQ. The purpose of EverQ is to operate facilities to manufacture, market and sell solar products based on the Company’s proprietary String Ribbon technology. EverQ has accelerated the availability of wafer, cell and panel manufacturing capacity based on String Ribbon technology and provided the Company with greater access to the European Union solar market.

The Company markets and sells all solar panels manufactured by EverQ under the Evergreen Solar brand, as well as manages customer relationships and contracts. The Company receives fees from EverQ and does not report gross revenue or cost of goods sold resulting from the sale of EverQ’s solar panels. The Company currently receives a fee of 1.7% of gross EverQ revenue. In addition, the Company receives royalty payments for its ongoing technology contributions to EverQ.

In September 2007, the Company began constructing its own manufacturing facility in Devens, Massachusetts. The Company expects to begin production of solar panels at the Devens facility upon completion of phase I of its development (“Devens I”), which is scheduled to occur in mid-2008. Upon reaching full production capacity, which the Company expects to take place in early 2009, Devens I is expected to increase the Company’s current manufacturing capacity of 15 MW by approximately 80 MW. In addition, by March of 2008 the Company expects to substantially complete the planning and permitting and begin construction of phase II of the Devens facility (“Devens II”), which will add a second production line to the facility. Upon reaching full production capacity, which the Company expects to occur in late 2009, Devens II should increase our production capacity at the Devens facility to approximately 160 MW.

In connection with the Company’s manufacturing expansion plans, it has entered into multi-year polysilicon supply agreements with DC Chemical Co., Ltd. (“DC Chemical”), Wacker Chemie AG (“Wacker”), Solaricos Trading, LTD (“Nitol”) and Silicium de Provence S.A.S. (“Silpro”). The Company has silicon under contract to have annual production of approximately 125 MW in 2009, 300 MW in 2010, 600 MW in 2011 and 850 MW in 2012, and plans to expand its manufacturing operations accordingly.

In October 2007, EverQ agreed to license our new wafer furnace technology, the quad ribbon wafer furnace, and the Company and its two EverQ partners approved the construction of EverQ’s third manufacturing facility, EverQ 3, in Thalheim, Germany, which is expected to increase EverQ’s annual production capacity

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from approximately 100 MW to approximately 180 MW by the second half of 2009. EverQ agreed to pay the Company a market-based royalty based on actual cost savings realized using the quad ribbon furnaces in EverQ 3 as compared to the Company’s current dual ribbon furnaces, which are in use at EverQ’s two current facilities. The Company and its partners have also agreed to pursue an initial public offering, of EverQ’s stock and expand EverQ’s annual production capacity to approximately 600 MW by 2012. Provided that EverQ becomes publicly traded prior to December 31, 2009, REC has offered EverQ an additional supply agreement for polysilicon to support this planned capacity expansion.

The Company believes that its current cash, cash equivalents, marketable securities, coupled with its ability to access the equity and debt capital markets and borrowings available under its line of credit facility, will be sufficient to fund the Company’s planned capital expenditure programs, including the planned Massachusetts expansion, current commitments with EverQ and operating expenditures over the next twelve months. The Company will be required to raise additional capital to fund the completion of the second phase of the development of its manufacturing facility in Devens, Massachusetts, to provide further funding for EverQ, if any is needed, to secure silicon beyond current contracts and other raw materials and/or necessary technologies. The Company does not know whether it will be able to raise additional capital on favorable terms or at all. If adequate capital is not available or are not available on acceptable terms, the Company’s ability to fund its operations, further develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Through December 19, 2006, the Company owned 64% of EverQ GmbH (“EverQ”), a joint venture created to develop and operate facilities in Germany, and consolidated the financial statements of EverQ in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result of the Company’s reduction in ownership in EverQ to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of EverQ’s operating results from December 20, 2006 forward in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” Therefore, the Company’s Consolidated Statements of Operations and of Cash Flows include the consolidated results of operations of EverQ through December 19, 2006 and the Company’s one-third share of EverQ net income for the period December 20, 2006 through December 31, 2006 and the year ended December 31, 2007. The Company’s Consolidated Balance Sheets at December 31, 2006 and December 31, 2007 include the Company’s investment in EverQ as a single line item. The functional currency for Evergreen Solar GmbH, a wholly owned subsidiary of Evergreen Solar, and EverQ is the Euro. Revenues and expenses of Evergreen Solar GmbH and EverQ are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange.

Certain prior year balances have been reclassified to conform to the current year presentation.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CASH AND MARKETABLE SECURITIES

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.

The Company’s marketable securities are classified as available-for-sale. At December 31, 2006 and 2007, the Company primarily held commercial paper and corporate bonds. All commercial paper is rated A-1/P-1 or higher, corporate bonds A/A2 or higher, and asset backed securities AAA/Aaa. The investments are carried at market value. At December 31, 2006 and 2007, there were unrealized gains of $0 and $59,000, respectively, which are reported as part of stockholders’ equity.

The following table summarizes the Company’s cash, cash equivalents and marketable securities by type as of December 31, (in thousands):

	2006	2007

Cash	$3,316	$23,362
Money market funds	3,512	1,908
Certificates of deposits	—	1,161
Commercial paper	—	2,997

Subtotal cash and cash equivalents	6,828	29,428

Certificates of deposits	5,498	—
Asset backed securities	—	2,982
Commercial paper	3,981	41,490
Corporate bonds	33,114	25,803

Subtotal marketable securities	42,593	70,275

Total cash, cash equivalents and marketable securities	$49,421	$99,703

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents and foreign exchange contracts, when applicable, with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from distributors and integrators in the solar power industry located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the Company’s concentration of accounts receivable for the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007

% of accounts receivable
Donauer Solartechnik	15%	14%	—
NVT, LLC	—	33%	—
PowerLight Corporation	—	15%	27%
AEE Solar	—	11%	4%
Sun Farms	23%	—	—
Krannich Solartechnik	8%	—	—
EWS GmbH & Co. KG	—	8%	10%
Targray	—	—	13%
Top 5 customers	64%	81%	67%

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

During 2007, the Company entered into multi-year polysilicon supply agreements with several suppliers, most of which required a prepayment under the contract. These prepayments are not refundable and would be difficult to recover if a supplier defaults on its obligations. These prepayments are included in the balance sheet in Prepaid Cost of Inventory.

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

Indemnification Agreements

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, customers, directors and officers. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of such agreements is minimal.

EverQ Debt Guarantee

On April 30, 2007, the Company, Q-Cells AG and Renewable Energy Corporation ASA entered into a Guarantee and Undertaking Agreement in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, the Company, Q-Cells AG and Renewable Energy Corporation ASA each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement. As of December 31, 2007, the Company has $41.0 million deposited with Deutsche Bank AG fulfilling its obligation under the Guarantee, which is classified as restricted cash in the Company’s balance sheet. Upon EverQ reaching certain milestones, expected to be achieved during 2008, the guarantee will be cancelled. As of December 31, 2007, the total amount of debt outstanding under the loan agreement was 110.0 million Euros (approximately $160.6 million at December 31, 2007 exchange rates) of which 57.5 million Euros was current (approximately $84.0 million at December 31, 2007 exchange rates). Repayment of the loan is due in quarterly installments through September 30, 2010.

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

FIXED ASSETS

Fixed assets are recorded at cost. As part of the cost of acquiring certain assets and getting them ready for use, the Company capitalizes a portion of its interest costs. Provisions for depreciation are based on their estimated useful lives using the straight-line method over three to seven years for all laboratory and manufacturing equipment, computers, and office equipment. Leasehold improvements are depreciated over the shorter of the remainder of the lease’s term or the estimated life of the improvements. The costs for constructing assets are recorded in assets under construction and are depreciated from the date these assets are put to use. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income or loss.

Expenditures for repairs and maintenance are expensed as incurred.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that impairment is required, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, the Company has had recurring operating losses and the recoverability of its long-lived assets is contingent upon executing its business plan that includes further reducing its manufacturing costs and significantly increasing sales. If the Company is unable to execute its business plan, the Company may be required to write down the value of its long-lived assets in future periods. No impairments were required to be recognized during the years ended December 31, 2005, 2006 and 2007 for long-lived assets.

REVENUE RECOGNITION

The Company recognizes product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. The Company currently sells its solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell these products to end users throughout the world. For new customers requesting credit, the Company evaluates creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, the Company evaluates creditworthiness based on payment history and known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by EverQ.

The Company also evaluates the facts and circumstances related to each sales transaction and considers whether risk of loss has passed to the customer upon shipment. The Company considers whether its customer is purchasing its product for stock, and whether contractual or implied rights to return the product exist or whether its customer has an end user contractually committed. The Company has not offered rights to return its products other than for normal warranty conditions and has had no history of product returns.

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VALUE-ADDED TAXES

The Company accounts for value-added taxes on a net basis which excludes the amounts from revenues and costs. Value-added tax receivables and payables are presented net on the balance sheet.

COMPREHENSIVE LOSS

Comprehensive loss consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. Other comprehensive income or loss is reflected in the Consolidated Statement of Stockholder’s Equity.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 — revised 2004, “Share-Based Payment” and related interpretations (“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of the effective date is recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods. See Note 7 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense in accordance with SFAS 123R. For the year ended December 31, 2005, the Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” through disclosure only and accounted for its stock-based employee compensation plans under APB Opinion No. 25. Accordingly, no compensation cost was recorded as all options granted had an exercise price at least equal to the fair market value of the underlying common stock on the date of the grant.

NET LOSS PER COMMON SHARE

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the years ended December 31, 2005, 2006 and 2007 does not include approximately 22.9 million, 19.4 million and 19.7 million potential shares of common stock equivalents outstanding at December 31, 2005, 2006 and 2007, respectively, as their inclusion would be antidilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company currently operates as one segment. For the year ended December 31, 2006, the Company had two reportable operating segments: Evergreen Solar, Inc. and EverQ GmbH. The chief operating decision maker evaluated performance based on a number of factors, the primary measure being product revenue and gross profit. Information on segment assets was not disclosed as it was not reviewed by the chief operating decision maker.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are used when accounting for the collectability of receivables, realizability of finished goods inventory, estimated warranty costs, and deferred tax assets. Provisions for depreciation are based on their estimated useful lives using the straight-line method over three to seven years for all laboratory and manufacturing equipment, computers, and office equipment. Leasehold improvements are depreciated over the shorter of the remainder of the lease’s term or the life of the improvements. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash equivalents, marketable securities, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2006 and 2007. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a FASB Statement of Position that amends SFAS No. 157 to delay its effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits entities to choose to

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure certain financial instruments and other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the fiscal year beginning January 1, 2008. We do not expect that the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the year ending December 31, 2009, and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R) “Business Combinations”. This statement is effective for fiscal years, beginning on or after December 15, 2008, which for us is the year ending December 31, 2009. The objective of the statement is to establish principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial statements.

3.	INVENTORY

Inventory consisted of the following (in thousands):

	December 31,
	2006	2007

Raw materials	$3,714	$6,468
Work-in-process	804	1,014
Finished goods	249	612

	$4,767	$8,094

During 2007, the Company entered into multiple multi-year polysilicon supply agreements, several of which required advanced funding under the contract:

On April 17, 2007, the Company entered into a multi-year polysilicon supply agreement with DC Chemical Co., Ltd. (“DC Chemical”) under which DC Chemical will supply the Company with polysilicon at fixed prices beginning in late 2008 and continuing through 2014. In conjunction with this agreement, the Company issued 10,750,000 shares of transfer restricted common stock to DC Chemical. The restrictions on the common stock will lapse upon the delivery of 500 metric tons of polysilicon to the Company by DC Chemical. Issuance of the restricted shares represented a prepayment of inventory cost valued at approximately $119.9 million.

On July 24, 2007, the Company entered into a multi-year polysilicon supply agreement with Wacker Chemie AG (“Wacker”). This supply agreement provides the general terms and conditions pursuant to which Wacker will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2018. In connection with the agreement the Company made a payment of approximately 9.0 million Euros to Wacker (approximately $13.1 million at December 31, 2007 exchange rates).

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 24, 2007, the Company entered into a multi-year polysilicon supply agreement with Solaricos Trading, LTD. (“Nitol”). This supply agreement provides the general terms and conditions pursuant to which Nitol will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2014. In connection with the agreement the Company made a $10.0 million prepayment to Nitol. An additional prepayment of $5.0 million will be required within 15 days of the completion of certain milestones which is expected to occur in the first half of 2008.

The above prepayments, which are non-refundable, are presented on the balance sheet in Prepaid Cost of Inventory and will be amortized as an additional cost of inventory as silicon is delivered and utilized by the Company.

On December 7, 2007, the Company entered into a multi-year polysilicon supply agreement with Silicium de Provence S.A.S (“Silpro”). This supply agreement provides the general terms and conditions pursuant to which Silpro will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company agreed to loan Silpro 30 million Euros (approximately $43.8 million at December 31, 2007 exchange rates) at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates will be treated as an adjustment to the cost of inventory. The initial 15.0 million Euro installment of the loan was disbursed to Silpro in December 2007 (approximately $21.9 million at December 31, 2007 exchange rates). The second 15.0 million Euro installment of the loan will be disbursed to Silpro by January 31, 2008. This loan is presented on the balance sheet as loan receivable from silicon supplier.

4.	FIXED ASSETS

Fixed assets consisted of the following at December 31, 2006 and 2007 (in thousands):

	Useful
	Life	2006	2007

Laboratory and manufacturing equipment	3-7 years	$36,544	$53,323
Computer and office equipment	3-7 years	910	1,320
Leasehold improvements	Lesser of 15 to 20 years or lease term	8,360	13,592
Assets under construction		18,002	67,125

		63,816	135,360
Less: Accumulated depreciation		(13,300)	(20,719)

		$50,516	$114,641

As of December 31, 2007, The Commonwealth of Massachusetts support program had awarded the Company $20.0 million in grants towards the construction of its Devens, Massachusetts manufacturing facility, of which approximately $5.8 million has been earned. This amount has been capitalized as a reduction of the construction costs all of which are included in assets under construction. The funds granted are subject to repayment by the Company if, among other conditions, the Devens manufacturing facility does not create and maintain 350 new jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs that are not created. As the Company has the ability and intent to satisfy the obligations under the awards, the grant monies received will be amortized over the same period as the underlying assets to which they relate.

Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was $4.1 million, $9.3 million and $7.4 million, respectively. During 2006, as a result of the Company’s successful introduction of new manufacturing technology, the Company disposed of several pieces of existing equipment in order to

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

replace them with more technologically advanced equipment expected to improve operational performance at its Marlboro facility. Equipment with a net book value of $2.4 million was disposed.

As of December 31, 2007, the Company had outstanding commitments for capital expenditures of approximately $111.2 million, primarily for the construction and equipment for its new Devens facility and equipment for its Marlboro facility.

5.	INCOME TAXES

Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the following for the years ended December 31(in thousands):

	2005	2006	2007

Income tax benefit at US federal statutory tax rate	$(5,904)	$(9,068)	$(5,696)
State income taxes, net of federal tax effect	(1,363)	(1,844)	(1,160)
Permanent items	64	1,409	1,188
Other	(347)	(724)	(207)
Change in deferred tax asset valuation allowance	7,550	10,227	5,875

	$—	$—	$—

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $94.0 million and $60.8 million, respectively, available to reduce future taxable income which begin to expire in 2009 and 2008, respectively. In addition, the Company has excess tax deductions related to equity compensation of $18.7 million of which the benefit will be realized when it results in a reduction of taxable income in accordance with SFAS 123R. The Company also had federal and state research and development tax credit carryforwards of approximately $2.0 million and $1.2 million, respectively, which begin to expire in 2010 and state Investment Tax Credit carryforwards of approximately $1.6 million which began to expire in 2008, available to reduce future tax liabilities. Of the Company’s valuation allowance, $6.4 million will be credited to additional paid-in capital when and if reversed.

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets consist of the following at December 31 (in thousands):

	2006	2007

Gross deferred tax assets
Net operating loss carryforwards	$34,676	$35,777
Research and development credit carryforwards	1,748	2,771
Capitalized R&D expenses	10,660	14,856
Accrued expenses and deferred compensation	1,849	3,347
Other, net	0	0

Total gross deferred tax assets	48,933	56,751
Less: gross deferred tax liabilities
Depreciation	(2,679)	(4,301)
Basis difference in EverQ investment	(3,224)	(7,061)
Other, net	(236)	(556)
Tax valuation allowance	(42,794)	(44,833)

Net deferred tax asset	$—	$—

The Company has not provided for U.S. income taxes on the unremitted earnings of its foreign subsidiaries as these earnings are considered to be indefinitely reinvested.

6.	CAPITAL STOCK

The Company has two classes of capital stock: common and preferred. As of December 31, 2007, the Company had 150,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. In November 2006, the Company’s Board of Directors approved a resolution increasing the number of authorized shares of common stock from 100,000,000 to 150,000,000. The Company’s stockholder meeting was subsequently held on January 5, 2007. At this meeting, the stockholders approved a resolution increasing the number of authorized shares of common stock from 100,000,000 to 150,000,000.

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 30, 2007, the Company closed a public offering of 17,250,000 shares of its common stock, which included the exercise of an underwriters’ option to purchase 2,250,000 additional shares. The shares of common stock were sold at a per share price of $8.25 (before underwriting discounts).

Gross proceeds to the Company from the combined DC Chemical stock purchase and public offering transactions were approximately $178.6 million and net proceeds, after underwriting commissions and other offering expenses, were approximately $170.7 million.

At December 31, 2007, 10,650,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and approximately 467,000 shares were reserved for issuance upon conversion of outstanding warrants from the June 2004 warrant agreement.

7.	STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 — (revised 2004) “Share-Based Payment” (“SFAS 123R”). The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations under SFAS 123R (in thousands):

	Year Ended December 31,
	2006	2007

Cost of revenue	$420	$617
Research and development expenses	1,562	1,633
Selling, general and administrative expenses	3,080	4,008
Facility start-up	—	124

	$5,062	$6,382

Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for its stock-based employee compensation plans under APB Opinion No. 25. Accordingly, no compensation cost was recorded related to stock options as all options granted had an exercise price at least equal to the fair market value of the underlying common stock on the date of the grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” through disclosure only. The following table illustrates the effects on net loss and net loss per share for the year ended December 31, 2005

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as if the Company had applied the fair value recognition provisions of SFAS 123R to share-based employee awards:

	Net Loss	Net Loss
	Attributable	Per
	to Common	Common
	Stockholders	Share
	(In thousands)

Net loss attributable to common stockholders, as reported	$(17,316)	$(0.29)
Add: Stock-based employee compensation expense included in reported results	7	—
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards	(3,625)	(0.06)

Pro forma net loss attributable to common stockholders	$(20,934)	$(0.35)

Stock Incentive Plans

The Company is authorized to issue up to 10,650,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 1,302,347 shares are available and reserved for future issuance or future grant as of December 31, 2007. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All options granted will expire ten years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.

Stock option activity under the 2000 Plan is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)

Outstanding at January 1, 2005	5,750	$2.41
Granted	1,312	6.16
Exercised	(750)	2.30
Forfeited	(262)	4.11

Outstanding at December 31, 2005	6,050	3.15
Granted	643	14.42
Exercised	(988)	2.51
Forfeited	(396)	12.05

Outstanding at December 31, 2006	5,309	4.20
Granted	16	10.63
Exercised	(1,031)	3.20
Forfeited	(109)	6.02

Outstanding at December 31, 2007	4,185	$4.43

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2007:

		Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
	(in thousands)			(in thousands)

$ 0.76 $ 1.60	152	4.19	$1.32	152	$1.32
1.61 1.61	1,638	5.94	1.61	1,638	1.61
1.68 1.95	7	5.59	1.75	7	1.75
2.00 2.00	563	5.88	2.00	562	2.00
2.08 4.55	426	5.87	2.81	310	2.84
4.70 7.30	699	6.92	6.37	358	6.44
7.59 13.97	314	7.22	9.72	245	9.81
14.00 14.00	35	2.84	14.00	35	14.00
15.09 15.09	335	8.15	15.09	84	15.09
19.00 19.00	16	2.84	19.00	16	19.00

	4,185	6.26	$4.43	3,407	$3.41

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2007 was $9.39. The aggregate intrinsic value of outstanding options as of December 31, 2007 was $53.8 million, of which $47.3 million relates to options that were vested. The aggregate intrinsic value of outstanding options as of December 31, 2006 was $22.0 million, of which $14.9 million relates to options that were vested. The intrinsic value of options exercised during the years ended December 31, 2007 and 2006 were approximately $11.5 million and $10.2 million, respectively. As of December 31, 2007, there was $4.0 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted for the fiscal years ended December 31, 2005, 2006 and 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2006	2007

Expected options term (years)	7	6.25	6.25
Risk-free interest rate	4.0%	4.9%-5.1%	5.1%
Expected dividend yield	None	None	None
Volatility	90%	130%	155%

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

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted stock activity under the 2000 Plan is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Outstanding at January 1, 2005	—	$—
Granted	100	10.42

Outstanding at December 31, 2005	100	10.42
Granted	1,116	14.45
Vested	(32)	8.75
Forfeited	(55)	14.45

Outstanding at December 31, 2006	1,129	14.25
Granted	1,986	9.39
Vested	(133)	10.45
Forfeited	(145)	14.39

Outstanding at December 31, 2007	2,837	$11.02

For the year ended December 31, 2007, included in grants of restricted shares are 1,086,000 shares of the Company’s common stock with a fair value of $18.7 million that were granted to employees, and which vest over a four year period.

Also included in the 2007 grants of restricted shares are 900,000 shares of performance-based restricted stock of which 800,000 were granted to the Company’s executive officers in February 2007 and 100,000 granted to a Company executive officer in July 2007, all of which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of the joint venture, achieved in one fiscal year prior to January 1, 2012. In February 2006, the Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers, which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of the joint venture, achieved in one fiscal year prior to January 1, 2011. The Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $18.2 million of compensation expense associated with these performance-based awards if such awards should vest.

The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of December 31, 2007 was $49.0 million. During the year ended December 31, 2007, approximately 133,000 shares of restricted stock vested, with an aggregate vest-date fair value of approximately $1.4 million.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was $11.0 million of unrecognized compensation expenses related to unvested restricted stock awards (excluding performance-based awards that the Company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 3.0 years.

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

During the year ended December 31, 2007, employees paid the company approximately $426,000 to purchase approximately 59,000 shares of common stock and the Company recognized approximately $204,000 of compensation expense related to this ESPP activity. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes valuation model. As of December 31, 2007, there were approximately 112,000 shares issued under the ESPP since its inception and approximately 388,000 shares of common stock available and reserved for future issuance or future grant under the ESPP.

9.	WARRANTS

In connection with a Series A convertible preferred stock financing transaction consummated in May 2003, Beacon Power Corporation purchased a warrant for $100,000, which was exercisable for 2,400,000 shares of the Company’s common stock at an exercise price of $3.37 per share. During 2005, Beacon Power Corporation sold this warrant to CRT Capital Group, and on February 8, 2006, CRT Capital Group exercised the warrant to purchase 2,400,000 shares of the Company’s common stock resulting in proceeds to the Company of $8.1 million.

In connection with the Company’s Common Stock Private Placement consummated on June 21, 2004, the Company issued warrants to purchase up to 2,298,851 shares of its common stock to the investors participating in the financing as well as a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant are identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The warrants entitle the holders to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time prior to June 22, 2009. During the period ended December 31, 2007, holders of warrants associated with the Company’s Common Stock Private Placement exercised their warrants to purchase approximately 256,000 shares of the Company’s common stock resulting in proceeds to the Company of approximately $667,000.

10.	EMPLOYEES’ SAVINGS PLAN

The Company established a 401(k) plan in 1996 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. The Company’s 401(k) plan provides a matching contribution of 100% of participating employee contributions, up to a maximum of $750 per year. The Company made matching contributions of $144,000, $110,000 and $93,000 to participating employees during the fiscal years ended December 31, 2007, 2006, and 2005, respectively.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMMITMENTS

LEASES

On March 13, 2000, the Company entered into a ten-year lease commencing July 1, 2000, for office and manufacturing space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $464,000 in the first year to $534,000 during the last year of the lease. The Company recognizes rent expense using a straight-line convention. Rent is payable on the first day of each month and is collateralized by a $414,000 standby letter of credit. In connection with this arrangement, the Company invested in a certificate of deposit pledged to a commercial bank. This certificate of deposit was classified as “restricted cash” on the December 31, 2006 and 2007 balance sheet.

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

In July 2006, the Company entered into a six and one-half year lease for expansion of additional space dedicated mainly to research and development in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $138,000 in the first year to $172,000 during the last year of the lease. The Company recognizes rent expense using a straight-line convention.

In November 2007, the Company entered into a thirty year lease agreement with the Massachusetts Development Finance Agency to lease approximately 23 acres of land located in Devens, Massachusetts for the construction of a manufacturing facility. The base rent for the property is one dollar per year. The Company may extend the lease term for two ten-year periods at the original base rent and also has the option to purchase the property at any time during the initial 30-year term. On or prior to November 20, 2012, the purchase price shall be $2.7 million. After November 20, 2012, the purchase price will be the greater of $2.7 million or the appraised fair market value of the property.

The following is a schedule, by year, of future minimum rental payments required under all leases that have remaining non-cancelable lease terms in excess of one year as of December 31, 2007 (in thousands):

2008	$1,074
2009	1,062
2010	763
2011	334
2012	343
Thereafter	14

Total	$3,590

Occupancy expense, which includes rent, property taxes, and other operating expenses associated with all of the Company’s Marlboro locations, was $969,000, $1.3 million and $1.4 million for the years ended December 31, 2005, 2006, and 2007, respectively.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OTHER COMMITMENTS

As of December 31, 2007, the Company had outstanding commitments for capital expenditures of approximately $111.2 million, expected to be fulfilled in 2008, primarily for the construction and equipment for its new Devens facility and equipment for its Marlboro facility. Additionally, the Company had approximately $629.5 million in commitments for raw material purchases over the next 12 years as of December 31, 2007.

12.	SEGMENT INFORMATION

The Company currently operates as one segment. For the year ended December 31, 2006, the Company had two reportable operating segments: Evergreen Solar, Inc. and EverQ GmbH. The chief operating decision maker evaluated performance based on a number of factors, the primary measure being product revenue and gross profit. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker. The purpose of EverQ is to develop and operate facilities to manufacture solar products based on the Company’s proprietary String Ribbon technology using fabrication processes that combine the Company’s, Q-Cells’ and REC’s manufacturing technologies. Evergreen Solar develops, manufactures and markets solar power products enabled by its proprietary String Ribbon technology.

Segment Revenue and Gross Profit

Reportable segment information for the year ended December 31, 2006 was as follows (in thousands):

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

Geographic and Customer Concentration of Revenue Information

Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenue:

	2005	2006	2007

By geography:
United States	28%	37%	82%
Germany	63%	48%	7%
Spain	—	13%	—
All other	9%	2%	11%

	100%	100%	100%

By customer:
PowerLight	—	10%	31%
SunEdison	—	—	14%
groSolar	—	6%	12%
Krannich Solartechnik	20%	3%	—
Donauer Solartechnik	19%	13%	1%
All other	61%	68%	42%

	100%	100%	100%

13.	INVESTMENT IN EVERQ

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

The summarized financial information for EverQ for the years ended December 31, 2005, 2006 and 2007 is as follows (in thousands):

	For the Year Ended December 31,
	2005	2006	2007

Revenue	$—	$59,295	$193,613
Cost of goods sold	—	51,160	159,781
Other expenses	4,458	9,006	27,320
Net income (loss)	(4,458)	(871)	6,512

	As of December 31,
	2006	2007

Current assets	$125,232	$205,460
Non-current assets	144,279	350,155
Current liabilities	100,471	141,068
Non — current liabilities	80,763	282,293

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Evergreen Solar Loans to EverQ

In November 2005, the Company entered into a Shareholder Loan Agreement to provide EverQ with a loan totaling 8.0 million Euros. Under the terms of the Shareholder Loan Agreement, the loan carried a fixed interest rate of 5.4%, had a term of four years and was subordinated to all other outstanding debt of EverQ. In addition, during 2006 the Company provided EverQ with additional loans to help fund the initial financing requirement of the first two factories. In January 2007, the Company, REC and Q-Cells entered into a new shareholder loan agreement with EverQ. Under the terms of the shareholder loan agreement, EverQ repaid all outstanding shareholder loans, plus accrued interest, in exchange for a new shareholder loan of 30 million Euros from each shareholder. The table below summarizes the principal and terms of the Company’s share of this outstanding loan as of December 31, 2007:

Date of Loan	Principal (EUR)	Principal (USD)	Interest Rate	Date Due

January 25, 2007	€30,000,000	$43,809,000	5.43%	December 31, 2009

14.	LINE OF CREDIT

On April 6, 2007, the Company entered into a Loan and Security Agreement with a bank providing for a credit facility that provides for a $25,000,000 secured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on the Company’s behalf, and includes a foreign exchange sublimit and a cash management services sublimit. The interest rates on borrowings under the line of credit are calculated by reference to the bank’s prime rate and will depend on maintenance by the Company of certain amounts of cash at the bank. As part of this agreement, the Company is required to pay a fee on the unused portion of the credit facility.

The credit facility contains certain financial covenants, including a covenant that requires the Company to maintain from April 6, 2007 through and including July 1, 2007 a minimum of $10,000,000 in an account with the bank and afterwards maintain a minimum cash and committed availability covenant, and as of June 30, 2007 and each month thereafter maintain a tangible net worth covenant, provided that the tangible net worth covenant will not apply for each month in which the Company maintains at least $50,000,000 at the bank. The credit facility also contains certain other restrictive loan covenants, including covenants limiting the Company’s ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. The credit facility contains events of default that include, among others non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, a material adverse change default, and events constituting a change of control. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the credit facility.

The credit facility matures on April 5, 2008, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. As of December 31, 2007, there was approximately $1.4 million of secured letters of credit outstanding.

15.	LONG TERM DEBT

On June 29, 2005, the Company issued Convertible Subordinated Notes (“Notes”) in the aggregate principal amount of $90.0 million. Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. The Notes are subordinate in right of payment to all of the Company’s existing and future senior debt.

The Company incurred financing costs of approximately $3.1 million in connection with the issuance of this debt which are being amortized ratably over the seven-year term of the notes. For the year ended December 31, 2007 and 2006, the Company recorded approximately $3.0 million and $3.6 million,

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, in interest expense associated with the Notes, net of capitalized interest of approximately $983,000 and $350,000, respectively.

Conversion Option

The Notes are convertible at any time into shares of the Company’s common stock at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share). The conversion rate can be adjusted upon certain events with a “make whole” premium feature. On or after July 1, 2010, the Company may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

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

16.	RELATED PARTY TRANSACTIONS

In the normal course of business, the Company and EverQ purchase silicon from REC or its affiliates under existing supply agreements. For the year ended December 31, 2007, the Company purchased silicon for approximately $3.0 million. For the year ended December 31, 2006, the Company and EverQ purchased silicon from REC for approximately $8.0 million. As of December 31, 2007 and 2006, the Company had $0 and $474,000 outstanding to REC.

For the year ended December 31, 2007, the Company received fees from EverQ for its marketing and sale of EverQ panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to EverQ, which combined totaled approximately $11.5 million. The Company also receives payments from EverQ as a reimbursement of certain research and development and other support costs it incurs that benefit EverQ. For the year ended December 31, 2007, the Company earned $1.9 million from EverQ for reimbursement of research and development costs and other support costs. In addition, during the normal course of operations, the Company may buy or sell materials to EverQ. For the year ended December 31, 2007, the Company purchased $6.7 million in materials from EverQ and sold $88,000 in materials to EverQ. At December 31, 2007 amounts due from EverQ of $4.3 million and amounts due to EverQ of $29.6 million are included on the balance sheet.

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the period January 1, 2006 through December 20, 2006, the Company sold approximately $57.3 million of product manufactured by EverQ and charged EverQ approximately $2.0 million in support fees. As of December 31, 2006, approximately $15.3 million of accounts receivable were included in the Company’s balance sheet relating to the EverQ product sales and support fees. Additionally, the Company owed EverQ approximately $12.9 million associated with the sale of EverQ product prior to December 20, 2006.

17.	SUBSEQUENT EVENTS

Entry into New Polysilicon Supply Agreement with DC Chemical

On January 30, 2008, the Company entered into a second multi-year polysilicon supply agreement with DC Chemical. The supply agreement provides the general terms and conditions pursuant to which DC Chemical will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2015. Within one month of the signing of the supply agreement, the Company is required to make an approximately $11.0 million nonrefundable prepayment to DC Chemical. Additional nonrefundable prepayments totaling approximately $25.5 million will be required at various times prior to the end of 2008.

Public Offering

On February 15, 2008, the Company closed a public offering of 18.4 million shares of its common stock, which included the exercise of an underwriters’ option to purchase 2.4 million additional shares. The shares of common stock were sold at a per share price of $9.50 (before underwriting discounts).

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	UNAUDITED QUARTERLY RESULTS

The following table sets forth unaudited selected financial information for the periods indicated. This information has been derived from unaudited consolidated condensed financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The Company’s independent auditors have not audited this information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

QUARTERLY STATEMENT OF OPERATIONS

	Apr 1,	Jul 1,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 29,	Dec 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands, except per share data)
	Unaudited

Revenues:
Product	$11,566	$22,048	$36,231	$32,407	$12,627	$13,407	$15,383	$16,917
Royalty and fee	—	—	—	—	1,471	1,985	2,807	5,269

Total revenues	11,566	22,048	36,231	32,407	14,098	15,392	18,190	22,186
Cost of revenue	13,008	21,121	30,525	25,656	11,269	11,952	13,660	15,957

Gross profit (loss)	(1,442)	927	5,706	6,751	2,829	3,440	4,530	6,229

Operating expenses:
Research and development	4,010	3,800	4,511	6,069	5,224	5,144	5,381	4,845
Selling, general and administrative	4,583	6,554	5,272	5,481	4,740	5,536	5,079	5,253
Facility start-up		—	—	—	—	—	358	1,046
Loss on disposal of fixed assets	—	—	—	1,526	—	—	—	—

Total operating expenses	8,593	10,354	9,783	13,076	9,964	10,680	10,818	11,144

Operating loss	(10,035)	(9,427)	(4,077)	(6,325)	(7,135)	(7,240)	(6,288)	(4,915)
Other income (expense), net
Foreign exchange gains (losses), net	540	1,419	148	1,215	599	145	(133)	(167)
Interest income	1,339	1,264	917	1,093	1,250	2,160	3,268	3,096
Interest expense	(1,461)	(1,650)	(1,763)	(1,210)	(909)	(927)	(914)	(662)

Other income (expense), net	418	1,033	(698)	1,098	940	1,378	2,221	2,267

Loss before minoritiy interest and equity income	(9,617)	(8,394)	(4,775)	(5,227)	(6,195)	(5,862)	(4,067)	(2,648)
Minority interest in EverQ	1,483	929	(828)	(735)	—	—	—	—
Equity income (loss) from interest in EverQ	—	—	—	495	(24)	(1,646)	404	3,436

Net income (loss)	$(8,134)	$(7,465)	$(5,603)	$(5,467)	$(6,219)	$(7,508)	$(3,663)	$788

Net income (loss) per share:
Basic	$(0.13)	$(0.11)	$(0.08)	$(0.08)	$(0.09)	$(0.09)	$(0.04)	$0.01
Diluted	$(0.13)	$(0.11)	$(0.08)	$(0.08)	$(0.09)	$(0.09)	$(0.04)	$0.01
Weighted average shares used in computing basic and diluted net income (loss) per share:
Basic	63,771	65,789	66,127	66,880	67,001	82,562	98,343	98,802
Diluted	63,771	65,789	66,127	66,880	67,001	82,562	98,343	102,656

EVERGREEN SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activity in the Company’s valuation and qualifying accounts (in thousands):

	Balance at
	Beginning	Charged to		Balance at
Description	of period	Operations	Deductions	End of Period

Year ended December 31, 2005
Reserves and allowances deducted from assets accounts:
Income tax valuation allowance	$22,537	7,550	(1,141)	$28,946
Allowance for doubtful accounts & sales discounts	84	(19)	—	65
Year ended December 31, 2006
Reserves and allowances deducted from assets accounts:
Income tax valuation allowance	28,946	10,227	3,621	42,794
Allowance for doubtful accounts	65	35	—	100
Year ended December 31, 2007
Reserves and allowances deducted from assets accounts:
Income tax valuation allowance	42,794	5,875	(3,836)	44,833
Allowance for doubtful accounts	100	(1)	(14)	85

Schedule 1 — Condensed Financial Information of the Registrant

Condensed Balance Sheet

December 31,
2006
(In thousands, except
share data)

ASSETS
Total current assets	$81,994
Restricted cash	414
Investment in and advances to EverQ	70,460
Deferred financing costs	2,434
Fixed assets, net	50,516
Other assets	1,433

Total assets	207,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	24,404
Subordinated convertible notes	90,000
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 68,066,204 issued and outstanding	681
Additional paid-in capital	211,053
Accumulated deficit	(119,678)
Accumulated other comprehensive income	791

Total stockholders’ equity	92,847

Total liabilities and stockholders’ equity	$207,251

Schedule 1 — Condensed Financial Information of the Registrant

Condensed Statements of Operations

	For the Years Ended December 31,
	2005	2006
	(In thousands, except per share data)

Product revenues	$43,627	$44,866
Cost of revenues	39,954	42,184

Gross profit	3,673	2,682

Operating expenses:
Research and development	9,348	17,109
Selling, general and administrative	9,678	16,339
Loss on disposal of fixed assets	—	1,526

Total operating expenses	19,026	34,974

Operating loss	(15,353)	(32,292)
Other income, net	1,298	3,787
Equity income from interest in EverQ	—	495

Net loss	$(14,055)	$(28,010)

Net loss per share (basic and diluted)	$(0.24)	$(0.43)
Weighted average shares used in computing basic and diluted net loss per share	59,631	65,662

Schedule 1 — Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2005	2006
	(In thousands)

Net cash used in operating activities	$(11,477)	$(17,431)
Net cash used in investing activities	(118,126)	(21,936)
Net cash provided by financing activities	154,142	16,277

Net increase (decrease) in cash and cash equivalents	24,539	(23,090)
Cash and cash equivalents at beginning of year	5,379	29,918

Cash and cash equivalents at end of year	$29,918	$6,828

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 27th day of February, 2008, thereunto duly authorized.

EVERGREEN SOLAR, INC.

By:	/s/ Richard M. Feldt
Richard M. Feldt
Chief Executive Officer,
President and Chairman of the Board (Principal
Executive Officer)

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

Name	Title	Date

/s/ Richard M. Feldt Richard M. Feldt	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 27, 2008

/s/ Michael El-Hillow Michael El-Hillow	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2008

/s/ Allan H. Cohen Allan H. Cohen	Director	February 27, 2008

/s/ Edward C. Grady Edward C. Grady	Director	February 27, 2008

/s/ Dr. Peter W. Cowden Dr. Peter W. Cowden	Director	February 27, 2008

/s/ Tommy Cadwell Tommy Cadwell	Director	February 27, 2008

II-1

EXHIBIT INDEX

Number		Description

3	.1(A)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3	.2(A)	Second Amended and Restated By-laws (Exhibit 3.3)
3	.3(1)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003 (Exhibit 4.3)
3	.4(1)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant (Exhibit 4.4)
3	.5(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004 (Exhibit 4.5)
3	.6(3)	Certificate of Amendment of Third Amendment and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on January 8, 2007 (Exhibit 3.1)
3	.7(4)	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (Exhibit 3.4)
4	.1(5)	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated June 29, 2005 (Exhibit 4.4)
4	.2(5)	Form of 4.375% Convertible Subordinated Notes due 2012 (Exhibit 4.4)
10	.1(A)§	1994 Stock Option Plan (Exhibit 10.1)
10	.2(6)§	Amended and Restated 2000 Stock Option and Incentive Plan (Exhibit 99.1)
10	.3(6)§	Amended and Restated 2000 Employee Stock Purchase Plan (Exhibit 99.2)
10	.4(A)§	Lease Agreement between the Registrant and W9/TIB Real Estate Limited Partnership, dated January 31, 2000, as amended (Exhibit 10.5)
10	.5(A)§	Form of Indemnification Agreement between Registrant and each of its directors and executive officers (Exhibit 10.9)
10	.6(7)	Stock and Warrant Purchase Agreement, dated June 16, 2004 (Exhibit 10.1)
10	.7(7)	Warrant Agreement, dated June 21, 2004 (Exhibit 10.2)
10	.8(7)	Form of Warrants (Exhibit 10.3)
10	.9(7)	Registration Rights Agreement, dated June 21, 2004 (Exhibit 10.4)
10	.10(8)†	Master Joint Venture Agreement by and among the Registrant, Q-Cells AG (“Q-Cells”), Renewable Energy Corporation ASA (“REC”) and EverQ GmbH (“EverQ”), dated November 4, 2005 (Exhibit 10.17)
10	.11(8)†	Technology Co-Operation Agreement by and between the Registrant and REC, dated November 24, 2005 (Exhibit 10.19)
10	.12(9)§	Evergreen Solar, Inc. Management Incentive Policy (Exhibit 10.20)
10	.13(5)	Registration Rights Agreement by and between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers, dated June 29, 2005 (Exhibit 10.21)
10	.14(10)†	Memorandum of Understanding by and among the Registrant, Q-Cells, EverQ and REC, dated June 5, 2006 (Exhibit 10.1)
10	.15(11)†	Amendment to the Master Joint Venture Agreement by and among the Registrant, Q-Cells, REC, REC Solar Grade Silicon LLC and EverQ, dated September 29, 2006 (Exhibit 10.26)
10	.16(11)†	Sales Representative Agreement by and between the Registrant and EverQ, dated September 29, 2006 (Exhibit 10.27)
10	.17(11)†	Amended and Restated License and Technology Transfer Agreement by and between the Registrant and EverQ, dated September 29, 2006 (Exhibit 10.18)
10	.18(12)	Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated April 6, 2007 (Exhibit 10.1)
10	.19(13)	Stock Purchase Agreement by and between the Registrant and DC Chemical Co., Ltd. (“DC Chemical”), dated April 17, 2007 (Exhibit 10.1)
10	.20(13)	Stockholders Agreement by and between the Registrant and DC Chemical, dated April 17, 2007 (Exhibit 10.2)

Number		Description

10	.21(14)†	Supply Agreement by and between the Registrant and DC Chemical, dated April 17, 2007 (Exhibit 10.3)
10	.22(15)	Guarantee and Undertaking of the Registrant, dated April 30, 2007 (Exhibit 10.1)
10	.23(15)	Addendum to the Amended and Restated License and Technology Transfer Agreement between the Registrant and EverQ, dated April 30, 2007 (Exhibit 10.2)
10	.24(16)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Richard M. Feldt (Exhibit 10.1)
10	.25(16)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Michael El-Hillow (Exhibit 10.2)
10	.26(16)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Brown F. Williams (Exhibit 10.3)
10	.27(16)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Richard G. Chleboski (Exhibit 10.4)
10	.28(16)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Dr. J. Terry Bailey (Exhibit 10.5)
10	.29(16)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Gary T. Pollard (Exhibit 10.6)
10	.30(17)§	Change of Control Severance Agreement, dated as of July 30, 2007, between the Registrant and Rodolfo Archbold (Exhibit 10.1)
10	.31(18)§	Change of Control Severance Agreement, dated effective as of January 21, 2008, between the Registrant and Carl Stegerwald (Exhibit 10.1)
10	.32(19)†	Amendment of Master Joint Venture Agreement by and among the Registrant, Q-Cells, REC and EverQ, dated October 23, 2007 (Exhibit 10.1)
10	.33(20)†	Supply Agreement between the Registrant and Wacker Chemie AG, effective as of August 31, 2007 (Exhibit 10.1)
10	.34*††	Supply Agreement between the Registrant and Solaricos Trading Ltd., dated as of October 24, 2007
10	.35*††	Memorandum of Understanding by and among the Registrant, EverQ, Q-Cells and REC, dated as of October 25, 2007
10	.36*	Lease Agreement between the Registrant and the Massachusetts Development Finance Agency (“MDFA”), dated November 20, 2007
10	.37*	Project Grant Agreement between the Registrant and MDFA, dated November 20, 2008.
10	.38*	Project Grant Agreement between the Registrant and Massachusetts Technology Park Corporation, dated November 20, 2008
10	.39*††	Agreement for the Sale and Purchase of Solar Grade Silicon between the Registrant and Silicium de Provence S.A.S. (“Silpro”), dated December 7, 2007
10	.40*	Subordinated Loan Agreement between the Registrant and Silpro, dated December 7, 2007
10	.41*††	Supply Agreement by and between the Registrant and DC Chemical, dated January 30, 2008
23	.1*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
23	.2*	Consent of Leipzig, Germany PricewaterhouseCoopers AG
24	.1*	Power of Attorney (see signature page)
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number		Description

32	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.1*	EverQ GmbH balance sheet for the period ended December 31, 2006
99	.2*	EverQ GmbH income statement for the period December 20 to December 31, 2006
99	.3*	EverQ GmbH cash flow for the period December 20 to December 31, 2006
99	.4*	EverQ GmbH notes to the financial statements for the period December 20 to December 31, 2006
99	.5*	Opinion Letter, Leipzig, Germany PricewaterhouseCoopers AG

*	Filed herewith.

†	Confidential treatment granted as to certain portions.

††	Confidential treatment requested as to certain portions.

§	Indicates a management contract or compensatory plan, contract or arrangement.

(A)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, initially filed on August 4, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(1)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(2)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-3 filed on October 21, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(3)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated January 2, 2007 and filed on January 8, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(4)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-3, dated May 16, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 23, 2005 and filed on June 29, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated July 15, 2005 and filed on July 21, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 21, 2004 and filed on June 22, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 filed on March 16, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(9)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(10)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 5, 2006 and filed on June 9, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 7, 2006. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(12)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 6, 2007 and filed on April 10, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(13)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(14)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K/A, dated April 17, 2007 and filed on April 23, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K/A.

(15)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 30, 2007 and filed on May 4, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(16)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 14, 2007 and filed on June 20, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(17)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated July 30, 2007 and filed on August 2, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(18)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated January 18, 2008 and filed on January 22, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(19)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated October 23, 2007 and filed on October 29, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(20)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 8, 2007. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.