Form 10-K/A
period 2007-12-31
EVERGREEN SOLAR INC
filed 2008-04-29
CIK 947397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.

Commission file number 0-31687
___________________
EVERGREEN SOLAR, INC.
(Exact name of registrant as specified in its charter)
___________________

Delaware	04-3242254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Bartlett Street
Marlboro, Massachusetts 01752	(508) 357-2221
(Address of principal executive offices)(zip code)	(Registrant’s telephone number, including area code)

___________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
___________________

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated Filed ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2007 was approximately $917 million.

     As of April 16, 2008, there were 121,450,173 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	Explanatory Note	1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1

Item 11.	Executive Compensation	6

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20

Item 13.	Certain Relationships and Related Transactions, and Director Independence	22

Item 14.	Principal Accounting Fees and Services	24

PART IV

Item 15.	Exhibits, Financial Statement Schedule	25

EXHIBITS

EX-31.3 Section 302 Certification of C.E.O.

EX-31.4 Section 302 Certification of C.F.O.

Explanatory Note

     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to Evergreen Solar, Inc.’s (the “Registrant”) Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 27, 2008. This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of including the information required by Part III of Form 10-K that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A. The Company will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2007 and is therefore amending and restating Items 10-14 of Part III contained herein in their entirety. Except as described above, this Amendment is not intended to update any other information presented in the Annual Report as originally filed.

     As required, currently-dated certifications from the Company’s Principal Executive and Principal Financial Officers have been included as exhibits to this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

     Set forth below is certain information regarding the Company’s directors and executive officers. The age of each director and executive officer listed below is given as of May 2, 2008. The Company’s stockholders elect members of the Board of Directors to serve until their respective successors are elected and qualified or until earlier resignation or removal.

Name	Age	Position
Richard M. Feldt	56	Chief Executive Officer, President and
		Chairman of the Board of Directors
Rodolfo Archbold	54	Vice President, Operations
Dr. J. Terry Bailey	53	Senior Vice President, Marketing and Sales
Richard G. Chleboski	42	Vice President, Strategy
		and Business Development
Michael El-Hillow	56	Chief Financial Officer and Secretary
Gary T. Pollard	48	Vice President, Human Resources
Carl Stegerwald	56	Vice President, Construction Management
		and Facilities Engineering
Dr. Brown F. Williams	67	Vice President, Science and Engineering
Tom L. Cadwell (1)(2)	62	Director
Allan H. Cohen (1)(3)	58	Director
Dr. Peter W. Cowden (2)(3)	57	Director
Edward C. Grady (1)(2)(3)	61	Lead Outside Director
____________________

(1)	Member of the Audit Committee.

(2)	Member of the Nominating and Corporate Governance Committee.

(3)	Member of the Compensation Committee.

Class II Director Nominee (Term Expiring in 2008):

     Allan H. Cohen has served as a director since September 2005. Mr. Cohen has been a senior member of the restructuring team of Arthur Andersen LLP, or Andersen, since May 2002 and is one of a small number of individuals with the continued responsibility for the winding down of Andersen’s professional services activities. Mr. Cohen was a partner with Andersen from 1984 through August 2002, serving in a variety of management roles. From 1996 to 2002, he served as the Tax Practice Director for Andersen’s northeast region (consisting of New York, New Jersey and New England) practice. From 1997 to 2002, Mr. Cohen served on both U.S. and global leadership teams with additional responsibility for knowledge and technology needs for Andersen Worldwide Société Coopérative’s tax and legal practices. Since July 2005, Mr. Cohen has served on the board of directors of Plexus Financial Technologies, LLP, an early stage financial services software company. Beginning in May 2008, Mr. Cohen will serve on a part-time basis as the Director of Risk Management of Vitale, Caturano & Company, Ltd., New England’s largest accounting firm. He is also the President (through June 2008) of Temple Shalom of Newton, an 850 member Reform Jewish Congregation in the suburban Boston area. Mr. Cohen received his MBA from Rutgers Graduate School of Management in 1973 and his BA in Economics, with honors, from Rutgers College in 1972. Mr. Cohen is a Certified Public Accountant.

Class III Directors (Term Expiring in 2009):

     Tom L. Cadwell has served as a director since April 2007. Mr. Cadwell is currently President and Chief Executive Officer of Confluence Solar, Inc., a private company formed to provide substrate materials to the solar industry. He has also served as the Executive Vice Chairman of the Board of Directors of Integrated Materials, Inc., a manufacturer of pure polysilicon products vital to semiconductor diffusion processes, since December 2006. From December 2002 until November 2006, Mr. Cadwell served as the President and Chief Executive Officer of Integrated Materials, Inc. From 2000 until February 2002, Mr. Cadwell served as the President and Chief Executive Officer of Tecstar, Inc., or Tecstar, a leader in metal organic chemical vapor deposition processes for solar cells for satellite power systems as well as light emitting diodes for leading edge applications. Prior to joining Tecstar, Mr. Cadwell held executive level positions in the semiconductor equipment and silicon wafer industries. Mr. Cadwell holds an MBA from Saint Louis University and a BS in Civil Engineering from the University of Missouri at Rolla.

      Dr. Peter W. Cowden has served as a director since October 2006. Dr. Cowden is the Founder and President of EDI, an executive level coaching and organizational consulting firm. His clients include Fortune 500 companies, venture backed startups and private equity firms. He started EDI in February 1998. Dr. Cowden’s corporate career includes five years as a corporate human resource executive with Eastman Kodak Company. Dr. Cowden has also held senior human resource positions with Agfa/Compugraphics and Stone & Webster Engineering Corporation. Dr. Cowden received his doctorate degree from Harvard University in 1977, a master’s degree from Yale University in 1976 and a bachelor’s degree from Claremont Men’s College in 1972.

Class I Directors (Term Expiring in 2010):

     Richard M. Feldt has served as President and Chief Executive Officer and a director since December 2003 and Chairman of the Board of Directors since January 2007. Previously, he was employed by Perseid, a developer of optical phased array technology created by Raytheon, where he served as Chief Executive Officer in 2002. From 2000 to 2001, Mr. Feldt served as Chief Operating Officer of SupplierMarket.com, a B2B internet supply chain management company that was sold to Ariba. From 1995 to 2000, Mr. Feldt was Senior Vice President and General Manager of Worldwide Operations at Symbol Technologies, a data transaction systems company. In addition, Mr. Feldt has held senior positions at A.T. Cross Company, Eastman Kodak Company and Spectra-Physics, Inc. and has served as a director of ICF International Inc since March 2008. He received a BS in Industrial Engineering from Northeastern University.

     Edward C. Grady has served as a director since September 2005. Mr. Grady was President and Chief Executive Officer of Brooks Automation, Inc., or Brooks, from October 2004 to September 2007 and a director of Brooks from September 2003 to February 2008. From February 2003 until October 2004, Mr. Grady was President and Chief Operating Officer of Brooks. From October 2001 until February 2003, Mr. Grady served as a consultant to Brooks. From September 2000 until January 2003, Mr. Grady was a principal at Propel Partners LLC, an investment firm headquartered in Palo Alto, California. From December 1994 through February 2003, Mr. Grady served in a variety of positions for KLA-Tencor Corp., including Executive Senior Business Advisor from September 2001 until February 2003 and Executive Group Vice President from March 1998 until September 2001. Prior to joining KLA-Tencor Corp., Mr. Grady was the President and Chief Executive Officer of Hoya Micro Mask. Mr. Grady also currently serves on the board of directors of Verigy Ltd, Molecular Imprints, Inc., Integrated Materials Inc. and Finesse LLC. Mr. Grady received his MBA from the University of Houston in 1980 and a BS in Engineering from Southern Illinois University in 1972.

Non-Director Executive Officers:

     Rodolfo Archbold has served as our Vice President, Operations since July 2007. Prior to joining us, Mr. Archbold served as an independent consultant to OEM’s and contract manufacturing companies from September 2006 to June 2007. He served as an operations consultant at Teradyne, Inc., a manufacturer of semiconductor test equipment, from September 2004 to September 2006. From September 2002 to March 2005, he served as vice president of technology and business development at NYPRO, a plastic injection molding company. Prior to joining NYPRO, Mr. Archbold served as Executive Vice President of Manufacturers Services Limited from December 1997 to March 2002, and Vice President of Manufacturers Services Limited from October 1995 to December 1997. In addition, he served as a Director of Mid-Range Service Products at Hewlett-Packard/Digital Equipment Corporation from October 1983 to October 1995. Mr. Archbold received a BS in Chemical Engineering from the University of Puerto Rico and an MBA from New York University.

     Dr. J. Terry Bailey has served as Senior Vice President, Marketing and Sales since August 2004. Prior to this position, Dr. Bailey was a consultant for GE Power Systems from April 2004 to August 2004. From February 2003 to April 2004, Dr. Bailey served as Vice President of Marketing and Sales for AstroPower, Inc., a leading solar technology supplier which filed for bankruptcy protection shortly after his commencement of employment and was acquired by General Electric in August 2004. Prior to that, Dr. Bailey served as the President and Chief Executive Officer of Solus Micro Technologies from February 1999 to November 2002. Dr. Bailey earlier served as Executive Vice President, Chief Operating Officer of NEC Technologies, Inc., or NEC Technologies, a wholly owned subsidiary of NEC Corporation. Dr. Bailey earlier served as Senior Vice President, Marketing and Sales at NEC Technologies. Prior to joining NEC Technologies, Dr. Bailey was an executive at Apple Inc., or Apple, where he served in various positions, including Senior Vice President and General Manager for Apple’s Imaging Division. Dr. Bailey received a Ph.D. in Analytical Chemistry from Florida State University, specializing in nuclear magnetic resonance research and computer system graphics integration, and he received a BS in Chemistry from the University of Alabama.

     Richard G. Chleboski has served as Vice President of Strategy and Business Development since December 2007. Prior to his current position he served as Vice President of Worldwide Expansion from February 2006 to December 2007, Treasurer from August 1994 to February 2006 and Secretary from May 2000 to February 2006. Mr. Chleboski served as Chief Financial Officer from August 1994 until February 2006. From June 1995 until May 2003, Mr. Chleboski served as one of our directors. From July 1987 until February 1994, Mr. Chleboski worked at Mobil Solar Energy Corporation, the solar power subsidiary of Mobil Corporation, where he was a Strategic Planner from March 1991 until February 1994 and a Process Engineer from 1987 until 1991. Mr. Chleboski received an MBA from Boston College and a BS in Electrical Engineering from the Massachusetts Institute of Technology.

     Michael El-Hillow served as Chairman of the Board of Directors from September 2005 to December 2006, and served as a director from August of 2004 until December 2006. Effective January 2007, Mr. El-Hillow was appointed Chief Financial Officer and Secretary, and resigned from our Board of Directors. Mr. El-Hillow was Chief Financial Officer of MTM Technologies, Inc. from January 2006 to September 2006. Mr. El-Hillow was Executive Vice President and Chief Financial Officer of Advanced Energy from October 2001 to December 2005. Prior to joining Advanced Energy, he was Senior Vice President and Chief Financial Officer of Helix Technology Corporation, a major supplier of high-vacuum products principally to the semiconductor capital equipment industry, from 1997 until 2001. Prior to joining Helix, he was Vice President of Finance, Treasurer and Chief Financial Officer at A.T. Cross Company and an audit partner at Ernst & Young. Mr. El-Hillow received an MBA from Babson College and a BS in Accounting from the University of Massachusetts and he is a Certified Public Accountant.

     Gary T. Pollard has served as Vice President, Human Resources since June 2004. Prior to joining us, Mr. Pollard worked as an independent consultant for regional and international companies in the high technology, healthcare, pharmaceuticals and food services sectors, developing hiring, recruitment and human resource programs, and designing benefit plans. From 1996 to 2002, he served as Vice President of Human Resources for The Mentor Network, a Boston-based company, which had 6,000 employees spread across 150 locations in 22 states at the time he left such company. He was also Vice President of Human Resources for Advantage Health Corporation, and Director of Human Resources for Critical Care America. He has also held positions at Signal Capital Corporation, Martin Marietta Aerospace and General Electric Information Services. Mr. Pollard received a BA in Economics from Saint Michael’s College.

     Carl Stegerwald has served as our Vice President, Construction Management and Facilities Engineering since December 2007. Prior to joining us, Mr. Stegerwald was the sole owner of North Bridge Properties, LLC, a real estate investment, development and consulting firm that provided project management services to our Devens I facility. Mr. Stegerwald served as a Senior Vice President of Meridian Investment Management, Inc., or Meridian, and directed its real estate investment and operational activities, including facilities leasing and acquisition and property management, from 1997 to 2006, and was with Meridian’s predecessor from 1996 to 1997. Prior to that, Mr. Stegerwald served for 17 years in corporate real estate planning and acquisition and design and construction with Digital Equipment Corporation. Mr. Stegerwald received a BS in Civil Engineering from Villanova University and an MBA from Northeastern University.

     Dr. Brown F. Williams has served as Vice President, Science and Engineering since November 2004. Dr. Williams served as a director from 1999 and as Chairman of our Board of Directors from January 2004 until resigning from our Board of Directors in November 2004. From 1990 to 2003, Dr. Williams served as Chief Executive Officer and Chairman of the Board of Directors of Princeton Video Image, Inc., a company he founded in 1990. From 1988 to 1990, Dr. Williams was an independent consultant to venture capital firms. Dr. Williams has also held several research and managerial positions at RCA Laboratories from 1966 to 1998. He received his Ph.D., M.A. and A.B. degrees in Physics from the University of California Riverside and was both a University of California Regents Fellow and a National Science Foundation Fellow.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons, the reporting persons, are required by regulations of the SEC to furnish us with copies of all filings. Based solely on our review of the copies of such filings received by us with respect to the year ended December 31, 2007, or written representations by the reporting persons that no filings were required, we believe that all reporting persons complied with their Section 16(a) filing requirements during the year ended December 31, 2007, with the exception of one Form 4 filing by each of Messrs. Archbold, Grady, Cadwell, Cohen, Cowden and Wilson, each of which was filed one day late, and one Form 4 filing by each of Messrs. Stegerwald and Williams, which were filed 8 and 30 days late, respectively. All of the foregoing late filings were due to administrative errors. In addition, DC Chemical., Ltd. reported on a Form 4 filed on March 25, 2008 the conversion of shares of our series b preferred stock into shares of our common stock that occurred on May 16, 2007. We are not aware of the reason for the delay in DC Chemical’s filing.

Code of Business Conduct and Ethics

     The Board of Directors has adopted a Code of Business Conduct and Ethics for our Chief Executive Officer, Chief Financial Officer and all other members of management, all directors and all of our employees and agents. This Code of Ethics is intended to promote the highest standards of honest and ethical conduct throughout our business, full, accurate and timely reporting, and compliance with law, among other things. A copy of the Code of Business Conduct and Ethics is available under the “Investors” section of our website at www.evergreensolar.com.

     The Code of Business Conduct and Ethics prohibits any waiver from its principles without the prior written consent of the Board of Directors. The Company intends to post on the Company’s website, www.evergreensolar.com, in accordance with the rules of the Securities and Exchange Commission any amendment of, and any waiver from, the Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, or any person performing similar functions.

Audit Committee

     The Audit Committee of the Board of Directors, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, currently consists of Messrs. Cohen (Chair), Cadwell and Grady. On March 11, 2008, the Board of Directors changed the composition of the Audit Committee, which previously consisted of Messrs. Cohen and Cadwell and Dr. Wilson, following Dr. Wilson’s resignation from the Board of Directors. Each of the members of the Audit Committee is independent within the meaning of our director independence standards and the applicable standards of Nasdaq and the SEC for audit committee membership. The Board of Directors has determined that Mr. Cohen is an “audit committee financial expert” under the rules of the SEC.

     The Audit Committee met six times during fiscal 2007. The Audit Committee oversees our accounting and financial functions and periodically meets with our management and independent registered public accounting firm to review internal controls over financial reporting and quarterly and annual financial reports.

     The primary functions of the Audit Committee are to (i) oversee the appointment, compensation and retention of the Company’s independent registered public accounting firm and to oversee the work performed by such accountants; (ii) establish policies for finance and accounting related consulting and advisory work, including but not limited to, tax and internal audit related issues; (iii) assist the Board of Directors in fulfilling its responsibilities by reviewing: (a) the financial reports provided by the Company to the SEC, our stockholders or to the general public, and (b) our internal controls over financial reporting; (iv) recommend, establish and monitor procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations; and (v) establish procedures designed to facilitate (a) the receipt, retention and treatment of complaints relating to accounting, internal controls over accounting or auditing matters and (b) the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters.

     The Audit Committee operates under a written charter adopted by the Board of Directors setting out the functions the Audit Committee is to perform, which charter was originally adopted by the Board of Directors in May 2000 and restated most recently in April 2008. A current copy of the Audit Committee Charter is available under the “Investors” section of our website at www.evergreensolar.com. The charter of the Audit Committee is reviewed on an annual basis by the Audit Committee.

Director Nominations

     No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation - Compensation Discussion and Analysis

Overview

     Our executive compensation policies are designed to:

  provide compensation that attracts, motivates and retains experienced and well-qualified executives capable of helping us meet our business objectives;

  recognize and reward performance of our executive officers, both as individuals and as members of a cohesive management team, in meeting certain strategic objectives;

  align the interests of our executive team with the corporate strategies and our business objectives; and

  align the interests of our executive team with that of stockholders through long-term equity-based incentives.

     Executive Summary

     Our executive officers receive a compensation package consisting of base salary, incentive cash bonuses, long-term equity incentive awards, and participation in benefit plans generally available to all of our employees including 401(k), life, health, disability and dental insurance. We have chosen these elements of compensation to create a flexible package that reflects the long-term nature of our business and can reward both short and long-term performance of the business and of each executive officer. We also enter into employment agreements with our executive officers that provide for certain severance benefits upon termination of employment following a change of control of the Company.

     In setting executive officer compensation levels, the Compensation Committee, which is comprised entirely of independent directors, is guided by the following considerations:

  recommendations from the Chief Executive Officer based on individual executive performance and benchmarking data;

  our goal of having a portion of each executive officer’s compensation contingent upon the achievement of specific predetermined corporate objectives;

  ensuring compensation levels reflect the Company’s past performance and expectations of future performance;

  ensuring compensation levels are competitive with compensation generally being paid to executives we seek to recruit to ensure our ability to attract and retain experienced and well-qualified executives; and

  ensuring a significant portion of executive officer compensation is paid in the form of equity-based incentives to closely link stockholder and executive interests.

     The Compensation Committee sets target and actual compensation for our Chief Executive Officer using the same considerations it uses for other executive officers.

     The Compensation Committee periodically benchmarks all of the compensation components for our executive officer pay programs with data on individuals in similar positions at other organizations. In 2007, the Compensation Committee also used an executive compensation consulting company, Pearl Meyer & Partners (“PM&P”) to help determine appropriate levels of compensation. PM&P was retained by the Compensation Committee.

     Benchmark Data

     PM&P conducted a comprehensive benchmarking study in 2007 covering the executive officers. The study included data from a number of leading surveys. PM&P compiled benchmark data for companies with revenues between $100 million and $500 million. The data had a heavy weighting on the technology industry since the

Company recruits mainly from the semiconductor industry. We believe technology industry practices provide us with appropriate compensation benchmarks, because these companies generally have similar organizational structures and tend to compete with us to attract executives and other employees.

     PM&P also worked with the Compensation Committee to develop a peer group of public companies for use in setting 2008 compensation. The 2007 peer group includes the following companies:

Applied Micro Circuits Corp.	First Solar, Inc.	Opnext, Inc.
Atheros Communications	Hittite Microwave Corporation	Semtech Corporation
ATMI, Inc.	MEMC Electronic Materials, Inc.	SunPower Corporation
Cree, Inc.	Microsemi Corporation	Tessara Technologies, Inc.
Energy Conversion Devices, Inc.	Monolithic Power Systems, Inc.

     The Compensation Committee will periodically reassess the relevance of the peer group companies and will make changes when appropriate.

Executive Compensation Philosophy

     Our executive compensation philosophy is designed to have strong pay-for-performance features. The Committee believes salaries at a lower level are appropriate since salaries are not directly linked to performance. However, individual performance is considered when considering salary increases. By contrast to salary compensation, total annual cash compensation and long-term compensation can be tied to short- and long-term performance objectives. Establishing base salaries at the 50th percentile for our named executive officers has the effect of more heavily weighting the compensation of these executives toward incentive compensation and equity-based compensation. Accordingly, the Compensation Committee generally adhered to the following precepts in establishing pay for its executive officers based on the comprehensive benchmarking study prepared by PM&P.

  Establish salaries at the 50th percentile;

  Set target total cash compensation at the 75th percentile and set corresponding financial goals at the 75th percentile of the market consensus amounts developed from a combination of survey and peer group data; and

  Set long-term incentive grants at the 75th percentile and include long-term incentive vehicles that vest, in part, on attaining performance goals.

Elements of Compensation

Base Salary

     Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executive officers. Fiscal 2007 base salaries for our executive officers were determined by the Compensation Committee after considering the base salary level of the executive officers in prior years, and taking into account for each executive officer the amount of base salary as a component of total compensation. Generally, salary decisions for our executive officers are made at the beginning of each fiscal year. Base salary, while reviewed annually, is only adjusted as deemed necessary by the Compensation Committee in determining total compensation. Base salary levels for each of our executive officers, other than the Chief Executive Officer, were also set based in part upon evaluations and recommendations made by the Chief Executive Officer. In addition, the Compensation Committee took into consideration the benchmarking data presented by PM&P, to generally set the base pay for each of the executive officers at the 50th percentile.

     In fiscal year 2006, the development of our business continued to progress and significant achievements were made across a number of areas important to strengthening the foundation for our future growth and long-term success. Under Mr. Feldt’s leadership, we took noteworthy steps toward launching our EverQ joint venture in Germany and advancing our technology development objectives which have formed the basis of our current independent growth strategy. As a result, in February 2007 Mr. Feldt’s base salary compensation was increased to $400,000, which represented an increase of $100,000 over his annual base salary established in 2006, based on the Compensation Committee’s consideration of the factors described above. Additionally, the decision to increase Mr. Feldt’s base salary was based on the Compensation Committee’s assessment of PM&P’s comprehensive benchmarking study which indicated that Mr. Feldt’s 2006 salary was below the market median salary for chief executive officers. The Compensation Committee determined that it was appropriate to move Mr. Feldt’s salary to the 50th percentile over a two-year period. Accordingly, an additional increase of Mr. Feldt’s base salary to $500,000 was approved and went into effect in February 2008.

     Fiscal 2007 base salaries for our executive officers, other than Mr. Feldt, were determined by the Compensation Committee after considering the base salary level of the executive officers in prior years and taking into account for each executive officer the amount of base salary as a component of total compensation. Base salary levels for each of our executive officers, other than our Chief Executive Officer, were also based upon evaluations and recommendations made by our Chief Executive Officer. These recommendations include an assessment of the individual’s responsibilities, experience, individual performance and contribution to our performance, and also generally take into account the competitive environment for attracting and retaining executives consistent with our business needs and the base salaries of executives at our comparator group of companies as described above.

     The fiscal 2007 annual base salaries of our named executive officers were as follows:

Name	2007 Base Salary
Richard M. Feldt	$400,000
Michael El-Hillow	$325,000
Dr. J. Terry Bailey	$230,000
Richard G. Chleboski	$230,000
Dr. Brown F. Williams	$325,000

     Annual base salaries for our executive officers are set by our Compensation Committee and generally take effect in January or February of each year. We believe that the base salaries paid to our executive officers during our fiscal year 2007 serve our executive compensation objectives, compare favorably to our comparator group of companies and, in light of our overall compensation program, are within our target of providing base compensation at the market median. In addition to the increase in Mr. Feldt’s salary described above, our other executive officers received salary increases ranging from approximately 2% to approximately 9%.

     Annual Incentive

     Annual incentives are designed to reward our executive officers for short-term financial performance and achievement of designated strategic objectives. Therefore, in determining bonus compensation for our executive officers, the Compensation Committee evaluates the achievement of corporate strategic objectives, generally set on a fiscal-year basis, as well as the actual performance of each executive officer. Future incentive compensation, if any, will be awarded based on the factors described above as well as any additional factors the Compensation Committee deems necessary. In addition the Compensation Committee took into consideration the survey data presented by PM&P to set the overall target cash compensation at the 75th percentile.

     We designed our Management Incentive Plan to focus our executives on achieving key corporate financial objectives, and to reward substantial achievement of these company financial objectives, as well as to achieve additional strategic and tactical objectives. The criteria selected linked the incentive compensation to the achievements of measurable corporate performance objectives. The following table sets forth the annual target incentive amounts under our Management Incentive Plan for each of our named executive officers (for 2007 and each year thereafter) as a percentage of base salary and the actual amounts paid based on performance in 2007

	Target Annual
	Bonus as a
	Percentage	2007 Bonus
Name	of Base Salary	Paid in 2008
Richard M. Feldt	100%	$400,000
Michael El-Hillow	75%	$243,082
Dr. J. Terry Bailey	75%	$172,500
Richard G. Chleboski	75%	$172,500
Dr. Brown F. Williams	75%	$243,750

     Target cash bonus amounts were set in February 2007 at levels the Compensation Committee determined were appropriate in order to achieve our objective of retaining those executives who perform at or above the levels necessary for us to achieve our business plan, which, among other things, involves growing our company in a cost-effective way. Under our Management Incentive Plan, the Compensation Committee may award amounts in excess of or below the target bonus awards to all of our named executive officers.

     For the 2007 annual incentive plan, 60% of the target award was dependent upon attainment of financial objectives for worldwide string ribbon sales, gross margin for EverQ 1 and cost reduction as established by the Compensation Committee.  The Compensation Committee believes that sales of product manufactured using the Company’s proprietary String Ribbon technology by both the Company and EverQ and the gross margin at EverQ 1, which licenses the Company’s proprietary string ribbon technology and was a fully operational factory in 2007, are the best indicators of the progress that the Company has made in advancing its core technology. The table below includes two of the three 2007 financial objectives, a target goal for each financial objective and the impact that performance below and above the target goal would have on each executive officer’s award. Based on actual achievement, each executive officer was able to earn more than or less than 60% of the target award – from a threshold at 30% to the maximum at 90%. The minimum bonus is 0% of salary.

Portion of Target Cash Bonus Amount Earned
	Threshold Goal	Target Goal	Maximum Goal
2007 Financial Objectives	(10% for each objective)	(20% for each objective)	(30% for each objective)
Global String Ribbon Revenue (1)	$200 million	$265 million	$330 million
EverQ 1 Gross Margin (2)	29%	31%	33%
____________________

(1)

Total revenue generated from the sales of String Ribbon based panels in fiscal 2007 by both Evergreen Solar and EverQ GmbH (adjusted for constant exchange rates to eliminate the impact of foreign exchange rate based changes in String Ribbon revenue).

(2)	Gross margin achieved for fiscal 2007 by EverQ GmbH for its first 30 MW facility (adjusted for constant exchange rates to eliminate the impact of foreign exchange rate based changes in margin).

The third financial objective for our executives was cost per watt reductions, the accomplishment of which could have resulted in up to a 30% increase in the total bonus award paid to executives under the plan.

     For 2007, 40% of the target bonus payout was dependent upon attainment of up to 5 key strategic company objectives, such as technology milestones, factory expansion goals, and other key strategic initiatives. The strategic objectives were the same for each executive officer and the Compensation Committee believes that these strategic objectives appropriately focus our named executive officers on improving the strategic positioning of our business. Each executive officer was able to earn more or less than 40% of the target bonus – from 20% at threshold to 60% at the maximum - as set forth in the following table:

Portion of Target Cash
2007 Strategic Objectives Achieved	Bonus Amount Earned
Less than 2 Objectives	—
2 of 5 Objectives (threshold)	20%
3 of 5 Objectives (target)	40%
4 of 5 Objectives	50%
5 of 5 Objectives (maximum)	60%

     Based on the attainment of Global String Ribbon Revenue of $232.4 million, EverQ 1 Gross Margin of 30.8%, certain cost per watt reductions and achieving 3 of 5 of our strategic objectives, the Compensation Committee determined that each executive officer was entitled to receive 100% of his target bonus amount which was paid in February 2008. Further details about our Management Incentive Plan and the payments made to our named executive officers in 2007 are provided below in the “Summary Compensation Table” and “Grants of Plan-Based Awards” tables and the footnotes to each table.

     Long-Term Equity Incentive Awards

     Equity-based compensation and ownership ensures that our executive officers have a continuing stake in the long-term success of the Company. The Compensation Committee believes that equity award participation aligns the interests of executive officers with those of the stockholders. In addition, the Compensation Committee believes that equity ownership by executive officers helps to balance the short-term focus of annual incentive compensation with a longer term view and may help to retain such persons. Long-term equity incentive compensation, in the form of restricted stock awards, allows executive officers to share in any appreciation in the value of our common stock, while encouraging executive officers to remain with the Company and promote the Company’s success. When establishing equity award grant levels, the Compensation Committee considers general corporate performance, individual performance, the Chief Executive Officer’s recommendations (except with respect to the Chief Executive Officer’s own equity award grant levels), level of seniority and experience, existing levels of stock ownership, the Company Stock Ownership Guidelines which are intended to encourage executive officers to have a portion of their personal wealth tied to the Company’s share value, and outstanding shares, previous grants of equity awards, vesting schedules of outstanding equity awards and the current stock price.

     Consistent with our target compensation objectives described above, in February 2007, our Chief Executive Officer, Chief Financial Officer, Senior Vice President, Marketing and Sales, Vice President of Strategy and Business Development and Vice President Science & Engineering, received restricted stock awards for 50,000, 200,000, 20,000, 20,000 and 25,000 shares, respectively. Our Chief Financial Officer received all of his shares in connection with his initial hiring in January 2007.

     In keeping with an industry trend towards using restricted stock awards in lieu of option grants and as a result of tax code changes in recent years, we began using restricted stock awards heavily at the end of 2006 for all of our employees and executive officers and have continued to do so since that time. The Compensation Committee has, however, continued to evaluate and may in future years provide a combination of awards, including time-based or performance-based restricted stock, stock options or other equity-based awards authorized pursuant to the Company’s current or future equity incentive plans. All of our time-based restricted stock grants, including the restricted stock awards made to the named executive officers in 2007, vest in four equal annual installments over the four year period following the grant date.

     In February 2006 and 2007, our executive officers were granted performance-based restricted stock awards which vest 100% upon the achievement of certain financial objectives within a fiscal year, including certain levels of: (a) revenue, (b) gross margin and (c) net income. These awards were established to reward our executive officers for the attainment of ambitious performance objectives. At the present time the Company believes that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, does not expect such shares to vest. The 2006 and 2007 performance-based restricted stock awards will expire on January 1, 2011 and January 1, 2012, respectively, if they have not yet vested. Further details about the equity awards held by our Chief Executive Officer and other executive officers are provided below in the “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, and “Option Exercises and Stock Vested” tables and the footnotes to each table.

     Other Compensation

     We also offer various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. We offer a stock purchase plan, under which employees may purchase shares of the Company’s common stock at a discount, and offer a 401(k) Plan, which allows employees to invest in a wide array of funds on a pre-tax basis. We also entered into change of control agreements with our executive officers providing for certain benefits which may be triggered upon a change of control and as a result of the termination of such officer’s employment following a change of control under certain circumstances. We offer no perquisites to our executive officers that are not otherwise available to all of our employees.

Executive Change of Control Severance Agreements and Other Agreements

     In 2007, we entered into change of control severance agreements with each of our executive officers. We believe these agreements enable us to retain executive officers during times of unforeseen events when the executive’s future is uncertain but continued employment of the executive may be necessary for the company. We also believe it is beneficial to have agreements in place that specify the exact terms and benefits an executive receives if we elect to separate an executive officer from the company involuntarily. We periodically review the prevalence of severance and change-of-control agreements among our comparator groups’ executives as well as the provisions of such agreements to benchmark the competitiveness of the Company’s agreements. Specifically, we reviewed the cash severance multiple, equity vesting provisions, benefit continuation practices, excise tax gross-up prevalence, and the length of the protection period in the event of a change of control. Based upon our review, we believe our agreements are generally consistent with those of our comparator groups.

     Equity Provisions

     Our agreement with Mr. Feldt provides that, if we experience a change of control, (i) all of Mr. Feldt’s outstanding equity awards will immediately vest and become exercisable or released from the Company’s repurchase or reacquisition right, and (ii) all of the performance targets for all Mr. Feldt’s performance-based equity awards will be deemed fully achieved. The agreements with our other executive officers provide that, if we experience a change of control: (i) all of the employee’s outstanding equity awards will immediately vest and become exercisable or released from the Company’s repurchase or reacquisition right as to (A) that number of unvested shares that would have vested during the period between the equity awards’ most recent vesting date (or the grant date, if no vesting date has been reached) and the change of control as if the equity awards had been granted with a monthly vesting schedule and (B) that number of unvested shares that would have otherwise vested during the last twelve months of each equity awards’ vesting schedule, and (ii) all performance targets for the executive officer’s performance-based equity awards will be deemed fully achieved on the first anniversary of the change of control if the employee is employed on such date.

     Cash Severance and Continued Benefits

     Each change of control severance agreement also provides severance benefits. If any executive officer’s employment is terminated without cause within twelve months of a change of control, or if an executive officer terminates his employment for certain reasons including a substantial reduction in salary or geographic movement within twelve months of a change of control, that executive officer will receive continued payment of his base salary and health benefits for twelve months (or eighteen months, in the case of Mr. Feldt) and his target bonus amount for the year of termination. Payment of the severance benefits under the change of control severance agreements will be delayed as required by Section 409A of the Code.

     In the event that the severance and other benefits provided for in the change of control severance agreements with Messrs. Feldt, El-Hillow and Williams constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, the executive will receive (i) a payment from the Company sufficient to pay such excise tax, and (ii) an additional payment from the Company sufficient to pay the federal and state income and employment taxes and additional excise taxes arising from the payments made to the employee by the Company. In the event that the severance and other benefits provided Messrs. Bailey and Chleboski constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, such employee’s benefits under the Agreement shall be either delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by the employee, on an after-tax basis, of the greatest amount of benefits.

     We have also entered into indemnification agreements with each of our executive officers and directors, providing for indemnification against expenses and liabilities reasonably incurred in connection with their service for us on our behalf.

Tax Deductibility of Executive Compensation

     In general, under Section 162(m) of the Internal Revenue Code, we cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated there under. The Compensation Committee considers the limitations on deductions imposed by Section 162(m) of the Internal Revenue Code, and it is the Compensation Committee’s present intention that, for so long as it is consistent with its overall compensation objectives, executive compensation paid will not be subject to the deduction limitations of Section 162(m) of the Internal Revenue Code.

     The Compensation Committee also takes into consideration the Company Stock Ownership Guidelines which are intended to encourage executive officers to have a portion of their personal wealth tied to the Company’s share value. The Compensation Committee also considers the impact of accounting for the various elements of compensation when deciding to grant equity awards to executive officers.

Report of the Compensation Committee of the Board of Directors

     The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis for the year ended December 31, 2007 that precedes this report (the “CD&A”). In reliance on its reviews and discussions, the compensation committee recommended to the Board of Directors, and the Board of Directors has approved, that the inclusion of the CD&A in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 for filing with the SEC.

     No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety the Annual Report on Form 10-K/A in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

Respectfully submitted by the Compensation Committee,

THE COMPENSATION COMMITTEE

Dr. Peter W. Cowden (Chair)
Edward C. Grady
Allan H. Cohen

Compensation Committee Interlocks and Insider Participation

     No current member of the Compensation Committee or person who was a member of such committee at any time during 2007 was at any time during the past year an officer or employee of the Company (or any of its subsidiaries), was formerly an officer of the Company (or any of its subsidiaries), or had any relationship with the Company requiring disclosure herein. The Compensation Committee operates under a written charter adopted by the Board of Directors setting out the functions the Compensation Committee is to perform.

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

Summary Compensation Table

     The following table sets forth the annual and long-term compensation of our Chief Executive Officer and Chief Financial officer plus each of our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2007 and 2006, except for Mr. El-Hillow who only served as an executive officer in 2007, and whose salary and bonus exceeded $100,000 for Fiscal years 2007 and 2006 (collectively, the “Named Executive Officers”).

Summary Compensation Table

							(h)
							Change in
							Pension
							Value and
						(g)	Nonqualified
					(f)	Non-Equity	Deferred	(i)
(a)		(c)	(d)	(e)	Option	Incentive Plan	Compensation	All Other
Name and Principal	(b)	Salary	Bonus	Stock Awards	Grants	Compensation	Earnings	Compensation	Total
Position(s)	Year	($)	($)(2)	($)(1)(3)(4)(5)	($)	($)	($)	($)(6)(7)	($)
Richard M. Feldt,
Chief Executive
Offier, President
and Chairman of the
Board of Directors	2007	396,154	400,000	95,236	1,482,856	N/A	N/A	—	2,374,246
	2006	298,075	263,790	—	1,440,484	N/A	N/A	—	2,002,349
Michael El-Hillow,
Chief Financial
Officer and Secretary	2007	318,750	268,082	380,943	36,738	N/A	N/A	27,907	1,032,420
	2006	—	—	—	—	N/A	N/A	—	—
Dr. J. Terry Bailey,
Senior Vice
President, Marketing
and Sales	2007	237,686	172,500	38,094	261,535	N/A	N/A	750	710,565
	2006	200,004	117,242	—	240,874	N/A	N/A	750	558,870
Richard G. Chleboski,
Vice President of
Strategy and Business
Development	2007	231,385	172,500	38,094	294,255	N/A	N/A	750	736,984
	2006	189,231	111,378	—	293,909	N/A	N/A	750	595,268
Dr. Brown F. Williams,
Vice President,
Science and
Engineering	2007	321,154	243,750	307,940	251,856	N/A	N/A	—	1,124,700
	2006	224,038	131,895	260,322	218,282	N/A	N/A	—	834,537
____________________

(1)	We did not grant any stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during Fiscal 2007.

(2)	Represents bonuses earned during the fiscal year and paid in the following fiscal year. Mr. El-Hillow’s bonus includes a one time sign-on of $25,000.

(3)	Michael El-Hillow’s stock award compensation resulted from a restricted stock grant made based on his commencement of employment with the Company which was granted on February 12, 2007.

(4)	The stock awards include grants to the Named Executive Officers (other than to Mr. El-Hillow discussed above) based on performance for the year ended December 31, 2006. Mr. Feldt received 50,000 shares of restricted common stock, Dr. Bailey and Mr. Chleboski received 20,000 shares of restricted common stock each and Dr. Williams received 25,000 shares of restricted common stock. These restricted shares vest over four years. The stock option awards are valued using the Black-Scholes method.

(5)	Performance-based restricted stock awards were granted to the Named Executive Officers on February 12, 2007 and February 27, 2006. For fiscal year 2007, Mr. Feldt received 300,000 restricted shares, while Dr. Bailey, Mr. Chleboski, Mr. El-Hillow and Dr. Williams each received 100,000 restricted shares. For fiscal year 2006, Mr. Feldt received 300,000 restricted shares, while Dr. Bailey, Mr. Chleboski and Dr. Williams each received 100,000 restricted shares. The shares are subject to performance vesting conditions. The shares for fiscal 2007 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2011: (a) $400 million in revenue, (b) 35% gross margin and (c) 10% net income, as adjusted by the plan. The shares for fiscal 2006 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2010: (a) $300 million in revenue, (b) 35% gross margin and (c) 7% net income, as adjusted by the plan. All amounts will include the Company’s pro rata share of any joint venture operating results. At the present time the Company believes that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, does not expect such shares to vest.

(6)	Mr. El-Hillow received $27,157 for relocation fees as part of his commencement of employment with the company during fiscal 2007. No Named Executive Officers received any other perquisites or other personal benefits in excess of $10,000 during fiscal 2007 or 2006. The compensation described in this table does not include medical, group life insurance and other benefits received by the Named Executive Officers which are available generally to all of our salaried employees.

(7)	Amounts for Messrs. El-Hillow (2007), Bailey (2006 and 2007) and Chleboski (2006 and 2007) include matching contributions to the 401(k) plan account of the Named Executive Officer.

Grants of Plan-Based Awards

     The following table sets forth information regarding all equity based incentive plan awards that were made to the Named Executive Officers during fiscal 2007.

Grants of Plan-Based Awards
for Fiscal Year Ended December 31, 2007

					(i)
					All Other Stock
					Awards:	(l)
					Number of	Grant Date/Fair
		(c)	(d)	(e)	Shares of Stock	Value of Stock
(a)	(b)	Estimated Future Payouts Under			or Units	and Option
Name	Grant Date	Equity Incentive Plan Awards (3)(5)			(#)(1)(2)	Awards ($)(3)(4)
		Threshold	Target	Maximum
		(#)	(#)	(#)
Richard M. Feldt	2/12/2007	—	300,000	—	50,000	429,000
Michael El-Hillow	2/12/2007	—	100,000	—	200,000	1,716,000
Dr. J. Terry Bailey	2/12/2007	—	100,000	—	20,000	171,600
Richard G. Chleboski	2/12/2007	—	100,000	—	20,000	171,600
Dr. Brown F. Williams	2/12/2007	—	100,000	—	25,000	214,500
____________________

(1)	Michael El-Hillow’s restricted stock grants were based on his commencement of employment with the Company, which were approved by the compensation committee and granted on February 12, 2007.

(2)	The awards include grants to the Named Executive Officers (other than to Mr. El-Hillow discussed above) based on performance for the year ended December 31, 2006. Mr. Feldt received restricted stock grants of 50,000 shares, Dr. Bailey and Mr. Chleboski received restricted stock grants of 20,000 each and Dr. Williams received restricted stock grants of 25,000 shares. These restricted stock grants vest over four years.

(3)	Performance-based restricted stock awards were granted to the Named Executive Officers. Mr. Feldt received 300,000 restricted shares, while Dr. Bailey, Mr. Chleboski, Mr. El-Hillow and Dr. Williams each received 100,000 restricted shares. The shares are subject to performance vesting conditions. The shares will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2011: (a) $400 million in revenue, (b) 35% gross margin and (c) 10% net income, as adjusted by the plan. All amounts will include the Company’s pro rata share of any joint venture operating results. At the present time the Company believes that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, does not expect such shares to vest. For purposes of this table, the performance based awards are valued based upon our stock price on December 31, 2007 ($17.27).

(4)	Grant date value is used for the valuation of all restricted stock awards.

Outstanding Equity Awards at Fiscal Year-End

     The following table sets forth all outstanding equity awards as of December 31, 2007. Options vest equally over a four year period and have an expiration date of 10 years from grant date. Time based restricted stock awards vest in four equal installments on the anniversary of grant date.

Outstanding Equity Awards at Fiscal 2007 Year End
	Options					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market
			Incentive					Awards:	or Payout
			Plan					Number of	Value of
			Awards:			Number	Market	Unearned	Unearned
			Number of			of Shares	Value of	Shares,	Shares,
	Number of	Number of	Securities			or Units	Share or	Units or	Units or
	Securities	Securities	Underlying			of Stock	Units of	Other	Other
	Underlying	Underlying	Unexercised	Option		That	Stock That	Rights	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	That Have	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)(2)	($)	(#)(1)	($)
Richard M. Feldt	1,638,000	—		1.61	12/10/2013
	125,000	125,000		7.30	3/3/2015
	37,500	112,500		15.09	2/24/2016
						50,000	863,500
								300,000	5,181,000
								300,000	5,181,000

Michael El-Hillow	6,192	—		6.51	7/14/2015
	3,750	—		11.44	12/7/2015
	7,500	—		12.42	6/7/2016
	5,000	—		12.42	6/7/2016
						200,000	3,454,000
								100,000	1,727,000

Dr. J. Terry Bailey	75,000	50,000		2.40	8/6/2014
	10,000	10,000		7.30	3/3/2015
	10,000	30,000		15.09	2/24/2016
						20,000	345,400
								100,000	1,727,000
								100,000	1,727,000

	Options					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market
			Incentive					Awards:	or Payout
			Plan					Number of	Value of
			Awards:			Number	Market	Unearned	Unearned
			Number of			of Shares	Value of	Shares,	Shares,
	Number of	Number of	Securities			or Units	Share or	Units or	Units or
	Securities	Securities	Underlying			of Stock	Units of	Other	Other
	Underlying	Underlying	Unexercised	Option		That	Stock That	Rights	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	That Have	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)(2)	($)	(#)(1)	($)
Richard G. Chleboski	5,428			0.87	6/2/2008
	34,642			0.87	7/26/2009
	23,094			2.17	1/11/2010
	6,928			4.55	5/31/2010
	34,642			14.00	11/1/2010
	15,000			2.59	12/7/2011
	50,000			1.54	5/9/2013
	225,000			2.00	11/17/2013
	25,000	25,000		7.30	3/3/2015
	10,000	30,000		15.09	2/24/2016
						20,000	345,400
								100,000	1,727,000
								100,000	1,727,000

Dr. Brown F. Williams	923			4.55	3/14/2010
	923			4.55	5/31/2010
	923			4.55	7/10/2010
	923			6.50	8/1/2010
	923			6.50	8/23/2010
	923			6.50	9/6/2010
	923			6.50	9/28/2010
	1,000			19.00	11/2/2010
	1,000			7.88	12/13/2010
	1,000			10.00	2/15/2011
	1,000			10.00	2/16/2011
	1,000			11.04	4/18/2011
	1,000			12.65	5/31/2011
	1,000			7.59	7/25/2011
	2,000			5.00	9/5/2011
	39,999			3.36	11/11/2014
	10,000	10,000		7.30	3/3/2015
	16,250	48,750		15.09	2/24/2016
						50,000	863,500
						25,000	431,750
								100,000	1,727,000
								100,000	1,727,000
____________________

(1)	Represents performance-based restricted stock awards under the 2000 Plan granted on February 27, 2006 and February 12, 2007. The shares are subject to performance vesting conditions. The shares for fiscal 2006 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2010: (a) $300 million in revenue, (b) 35% gross margin and (c) 7% net income, as adjusted by the plan. The shares for fiscal 2007 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2011: (a) $400 million in revenue, (b) 35% gross margin and (c) 10% net income, as adjusted by the plan. All amounts will include the Company’s pro rata share of any joint venture operating results. At the present time the Company believes that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, does not expect such shares to vest. For purposes of this table, the performance based awards are valued based upon our stock price on December 31, 2007 ($17.27).

(2)	Michael El-Hillow’s restricted stock grant of 200,000 shares was based on his commencement of employment with the Company, was granted on February 12, 2007 and vests in four equal annual installments.

Options Exercises and Stock Vested

     The following table sets forth all stock options that were exercised or restricted stock awards that vested in fiscal 2007, including the value realized upon exercise or vesting.

Option Exercises and Stock Vested
for Fiscal Year Ended December 31, 2007

	Option Awards		Stock Awards
	Number		Number
	of Shares	Value	of Share	Value
	Acquired on	Realized	Acquired	Realized
	Exercise	on Exercise	on Vesting	on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
Richard M. Feldt	—	—	—	—
Michael El-Hillow	—	—	—	—
Dr. J. Terry Bailey (1)	32,298	248,199	—	—
Richard G. Chleboski	—	—	—	—
Dr. Brown F. Williams (1)	2,889	6,454	25,000	391,500
____________________

(1)	The shares and value realized include shares purchased through the Company’s 2000 Employee Stock Purchase Plan.

Potential Benefits upon Change of Control or Termination following a Change of Control

     Change of Control Severance Arrangements in General. The company has entered into change of control severance agreements with each of its Chief Executive Officer, named executive officers and other executive officers. The executive change of control and severance agreements described in the Compensation Discussion and Analysis above provide for accelerated vesting of equity awards following a change of control and severance payments in the event the executive’s employment is terminated within twelve months following a change of control. Mr. Feldt will receive full acceleration of the vesting of his equity awards upon a change of control and Messrs. El-Hillow and Chleboski and Drs. Williams and Bailey, each will receive 12 months acceleration upon a change of control. Mr. Feldt will receive 18 months severance in the case of a change of control followed by termination without cause or resignation for good reason. Mr. El-Hillow, Dr. Bailey, Mr. Chleboski and Dr. Williams each will receive 12 months severance in the case of a change of control followed by termination without cause or resignation for good reason.

     As described below in more detail, our change of control severance agreements with our executive officers also provide for either (1) an excise tax gross-up reimbursement or (2) a possible reduction in the level of acceleration of vesting if either the value of the acceleration on a change of control or the value of the acceleration and other benefits on a change of control followed by an involuntary termination of employment would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

     Automatic Acceleration of Vesting Following a Change of Control. The following table provides the intrinsic value (that is, the value based upon our stock price on December 31, 2007 ($17.27), less any applicable exercise price) of stock options and restricted stock that would become exercisable or vested as a result of a change of control as of December 31, 2007. The Value of Unvested Restricted Stock Awards and Value of Performance Share Program Awards included in the table are also based on the closing price of our common stock on December 31, 2007.

			Value of
		Value of	Unvested
	Value of	Unvested	Performance		Value of
	Unvested	Restricted	Share Program	280G Excise	Equity Awards
	Stock Options	Stock Awards	Awards	Tax and Gross-up	and Payments
	($)	($)	($)	Payment	($)
Richard M. Feldt	1,491,500	863,500	10,362,000	4,828,166	17,545,166
Michael El-Hillow	—	1,583,083	1,727,000	1,046,654	4,356,737
Dr. J. Terry Bailey	870,704	158,308	3,454,000	—	4,483,012
Richard G. Chleboski	258,060	158,308	3,454,000	—	3,870,368
Dr. Brown F. Williams	152,183	629,635	3,454,000	1,806,573	6,042,391

     Automatic Acceleration of Vesting upon an Involuntary Termination Following a Change of Control. Assuming the employment of our named executive officers was terminated involuntarily and without cause, or such officers resigned with good reason, during the twelve months following a change of control occurring on December 31, 2007, in accordance with the terms of our executive change of control severance agreements our named executive officers would be entitled to cash payments in the amounts set forth opposite their names in the below table, subject to any deferrals required under Section 409A of the Internal Revenue Code of 1986, as amended, and acceleration of vesting for outstanding equity awards, as set forth in the below table. The following table provides the value of compensation and benefits payable and intrinsic value (that is, the value based upon our stock price on December 31, 2007 ($17.27), less any applicable exercise price) of stock options and restricted stock that would become exercisable or vested as a result of a termination occurring immediately following a change of control as of December 31, 2007. The Value of Unvested Restricted Stock Awards and Value of Performance Share Program Awards included are also based on the closing price of our common stock on December 31, 2007.

							Value of
							Unvested		Total
						Value of	Performance		Payments
				Accrued	Value of	Unvested	Share	280G Excise	and Value
			Continuation	Vacation	Unvested	Restricted	Program	Tax and Gross-up	of Equity
	Base Salary	Bonus	of Benefits	Pay	Stock Options	Stock Awards	Awards	Payment	Awards
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Richard M. Feldt	600,000	600,000	12,661	18,462	1,491,500	863,500	10,362,000	5,443,652	19,391,775
Michael El-Hillow	325,000	243,750	8,441	4,375	—	3,454,000	1,727,000	1,569,095	7,331,661
Dr. J. Terry Bailey	230,000	172,500	8,273	9,913	908,600	345,400	3,454,000	—	5,128,686
Richard G. Chleboski	230,000	172,500	11,749	13,159	314,650	345,400	3,454,000	—	4,541,458
Dr. Brown F. Williams	325,000	243,750	8,301	7,433	205,975	1,295,250	3,454,000	2,165,304	7,705,013

     Excise Tax Related Change of Control Benefits. Pursuant to their change of control severance agreements with the Company, in the event that acceleration or other benefits provided for in the change of control severance agreements with Messrs. Feldt, El-Hillow and Williams constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, such executive will receive (i) a payment from the Company sufficient to pay such excise tax, and (ii) an additional payment from the Company sufficient to pay the federal and state income and employment taxes and additional excise taxes arising from the payments made to the employee by the Company.

     In the event that the severance and other benefits provided Messrs. Bailey and Chleboski constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, such executive’s benefits under the Agreement shall be either delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by the employee, on an after-tax basis, of the greatest amount of benefits.

     Each of the two foregoing tables sets forth the amount payable by the Company to each named executive officer to (1) offset the estimated excise tax imposed by Section 4999 of the Internal Revenue Code that result from 280G “parachute payments” and (2) provide “gross-up payments” to offset the tax amounts that would result from payment of the estimated excise tax imposed on the executive.

Non-Employee Director Compensation

     Our compensation program for non-employee directors is designed to attract and retain qualified directors by offering compensation that is competitive with other growing technology companies and recognizes the time, expertise and accountability required by Board service. Each year, the Compensation Committee reviews the current compensation program as well as director compensation data prepared by an external consulting firm. Based upon this review, the Compensation Committee recommends to the full Board of Directors what changes, if any, should be made to the director compensation program. The Board must approve any changes to the director compensation program.

     In June 2007, our Board of Directors approved a revised Compensation Policy for Directors effective July 1, 2007. The plan was modified again in March 2008.

     Under the current policy, each director serving in July 2007 received a grant of 10,000 restricted shares of our common stock on July 25, 2007 and will receive a grant of 5,000 restricted stock units at each annual meeting beginning in 2008. New directors will receive a grant of 10,000 restricted stock units upon their election to the Board of Directors and receive a grant of 5,000 restricted stock units at each annual meeting of stockholders following the director’s first six months of service on the Board of Directors. Each director must hold his or her initial grant of restricted shares or restricted stock units until he or she leaves the Board, at which time the shares fully vest (in the case of restricted shares) or will be paid in full (in the case of restricted stock units) if the director has served on the Board of Directors for at least two years. The annual 5,000 restricted stock units vest immediately but the shares subject to those awards will only be paid when the director leaves the Board of Directors.

     The current policy also provides for cash compensation for directors. Each non-employee director receives an annual retainer of $20,000 ($30,000 for the lead outside director) and $1,500 for each in person meeting and $750 for each telephonic meeting, of the full Board and each committee. In addition, the committee chairs receive the following annual retainers: Audit Committee-$12,000; Compensation Committee-$6,000 and Nominating and Corporate Governance Committee-$6,000. In connection with Board and committee meetings, our non-employee directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and any committees of the Board of Directors on which they serve.

     The following table sets forth information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors for fiscal 2007.

Non-Employee Director Summary Compensation Table

Director Compensation
for Fiscal Year Ended December 31, 2007

	(b)
	Fees Earned
	or Paid in	(c)		(d)		(l)
(a)	Cash	Option Awards		Stock Awards		Total
Name	($)	($)		($)		($)
Tommy L. Cadwell	31,583	172,240	(2)	22,817	(2)	226,640
Allan H. Cohen	44,750	36,738	(3)	88,700	(3)	170,188
Dr. Peter W. Cowden	34,250	25,229	(4)	30,919	(4)	90,398
Edward C. Grady	47,250	36,738	(5)	88,700	(5)	172,688
Dr. Gerald L. Wilson (1)	31,250	36,738	(6)	88,700	(6)	156,688
____________________

(1)	On February 1, 2008, Dr. Wilson resigned from the Board of Directors.

(2)	As of December 31, 2007, Mr. Cadwell held 16,270 shares of common stock underlying unexercised options and 10,000 shares of unvested restricted stock. The grant date fair value of option awards and stock awards granted to Mr. Cadwell during fiscal 2007 was $172,240 and $88,700, respectively.

(3)	As of December 31, 2007, Mr. Cohen held 36,875 shares of common stock underlying unexercised options. The grant date fair value of stock awards granted to Mr. Cohen during fiscal 2007 was $88,700.

(4)	As of December 31, 2007, Dr. Cowden held 19,644 shares of common stock underlying unexercised options and 10,000 shares of unvested restricted stock. The grant date fair value of stock awards granted to Dr. Cowden during fiscal 2007 was $88,700.

(5)	As of December 31, 2007, Mr. Grady held 28,125 shares of common stock underlying unexercised options. The grant date fair value of stock awards granted to Mr. Grady during fiscal 2007 was $88,700.

(6)	As of December 31, 2007, Dr. Wilson held 37,500 shares of common stock underlying unexercised options. The grant date fair value of stock awards granted to Dr. Wilson during fiscal 2007 was $88,700.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under equity compensation plans:

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	Be Issued upon Exercise	Weighted-average	Equity Compensation
	of Outstanding Options,	Exercise Price of	Plans (Excluding
	Stock Awards, Warrants	Outstanding Options,	Securities Reflected in
	and Rights	Warrants and Rights	Column (a))
Plan category	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by
security holders	7,022,055	$4.43	1,302,347
Equity compensation plans not approved
by security holders	—	—	—
Total	7,022,055	$4.43	1,302,347
____________________

(1)	Includes 2,837,266 shares of restricted stock awards granted under the 2000 Stock Option and Incentive Plan. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards which have no exercise price

Securities Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our common stock as of April 16, 2008, or the measurement date, by: (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our executive officers named in the Summary Compensation Table below; and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is c/o Evergreen Solar, Inc., 138 Bartlett Street, Marlboro, Massachusetts 01752.

	Number	Percentage
	of Shares	of Shares of
	Beneficially	Common
Name and Address of Beneficial Owner	Owned (1)	Stock (2)
5% Stockholders:
DC Chemical Co., Ltd. (3)	15,698,125	12.9%
Oriental Chemical Building
50, Sogong-dang, Jong-gu, Seoul, 100-718 Korea
FMR LLC (4)	13,747,561	11.3%
82 Devonshire Street
Boston, MA 02109
Legg Mason Capital Management, Inc.(5)	6,435,700	5.3%
100 Light Street
Baltimore, MD 21202
Current Executive Officers and Directors:
Richard M. Feldt (6)	2,793,490	2.3%
Michael El-Hillow (7)	377,442	*
Rodolfo Archbold (8)	256,000	*
Dr. J. Terry Bailey (9)	349,989	*
Richard G. Chleboski (10)	689,034	*
Gary T. Pollard (11)	300,953	*
Carl Stegerwald	102,600	*
Dr. Brown F. Williams (12)	459,613	*
Tom L. Cadwell (13)	26,270	*
Allan H. Cohen (14)	46,875	*
Dr. Peter W. Cowden (15)	29,644	*
Edward C. Grady (16)	38,125	*
All current executive officers and directors as a group (12 persons) (17)	5,470,035	4.4%
____________________

*	Less than one percent of the outstanding shares of class.

(1)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

(2)	Applicable percentage ownership is based upon 121,450,173 shares of common stock outstanding as of the measurement date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after the measurement date are deemed outstanding for computing the percentage ownership of the person holding such options, as the case may be, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	DC Chemical Co., Ltd. reported sole voting power and sole dispositive power over all 15,698,125 shares beneficially owned. Includes 10,750,000 shares of restricted common stock. The restrictions on these shares will be removed when 500,000 kilograms of polysilicon are delivered to us by DC Chemical Co., Ltd.

(4)	FMR LLC reported sole voting power over 700 shares, shared voting power over no shares and sole dispositive power over all 13,747,561 shares beneficially owned.

(5)	Legg Mason Capital Management, Inc. reported shared voting power and shared dispositive power over all 6,435,700 shares beneficially owned.

(6)	Includes 1,900,500 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(7)	Includes 22,442 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(8)	Includes 1,000 shares of common stock held by spouse.

(9)	Includes 110,000 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(10)	Includes 452,234 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(11)	Includes 66,250 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(12)	Includes 102,960 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(13)	Includes 16,270 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(14)	Includes 36,875 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(15)	Includes 19,644 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(16)	Includes 28,125 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date. Mr. Grady’s address is 922 Tyner Way, PO Box 5998, Incline Village, NV 89450.

(17)	Includes 2,755,300 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date and 1,000 shares of common stock held by spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transaction Approval Policy

     We have adopted a policy that all related party transactions will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties, and must be reviewed and approved on an ongoing basis by the Audit Committee of our Board of Directors. A “related party transaction” is a transaction or relationship involving a director, executive officer or 5% stockholder or their immediate family members that is reportable under the SEC’s rules regarding such transactions. Prior to April 2008, related party transactions were subject to the review and approval of our Nominating and Corporate Governance Committee and our full Board of Directors.

Certain Relationships and Related Party Transactions

     Transactions with Mr. Stegerwald. Mr. Feldt, our President, Chief Executive Officer and Chairman of the Board of Directors, is the brother-in-law of Carl Stegerwald, our Vice President of Construction Management and Facilities Engineering. After serving as a consultant to the Company from April, 2007 until December 2007, during which time Mr. Stegerwald’s consulting company, North Bridge Properties, LLC, was paid approximately $22,000 per month, Mr. Stegerwald was hired as an employee and elected as an executive officer. He was awarded an initial grant of 100,000 shares of restricted stock upon the commencement of his employment, his annual salary is $225,000 and his target bonus is 75% of his annual salary. Mr. Stegerwald’s hiring as a consultant and later as an employee, and his compensation in each capacity were approved by the Nominating and Corporate Governance and the full Board of Directors. Mr. Stegerwald reports to Mr. Feldt.

     Transactions with DC Chemical. Since the beginning of the our last fiscal year we have entered into four agreements with DC Chemical Co., Ltd., a holder of more than 5% of our outstanding common stock. On April 17, 2007, we entered the following agreements:

  Polysilicon Supply Agreement – Our initial polysilicon supply agreement with DC Chemical provides the general terms and conditions pursuant to which DC Chemical will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2008 and continuing through 2014.

  Stock Purchase Agreement – Concurrently with the April 2007 polysilicon supply agreement, pursuant to a stock purchase agreement, we sold DC Chemical 3 million shares of our common stock for $12.07 per share and issued DC Chemical an additional 4.5 million shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock (which subsequently converted into 6.25 million shares of restricted common stock). The restrictions on the common stock and the preferred stock will lapse upon the delivery of 500,000 kilograms of polysilicon to the Company.

  Stockholders Agreement – Also concurrently with the April 2007 polysilicon supply agreement, we entered into a stockholder agreement with DC Chemical which prohibits, without our consent, certain acquisitions of our common stock by DC Chemical, certain proxy solicitation activities, as well as DC Chemical’s ability to publicly announce or make certain proposals regarding business combinations involving our company, among other things. The stockholders agreement also provides DC Chemical with the right to participate in certain of our future securities offerings in order to maintain its pro rata percentage ownership of the Company. In addition, the stockholders agreement provides DC Chemical with certain registration rights, including a requirement that we file a registration statement covering the restricted stock within 15 days of when transfer restrictions on DC Chemical’s shares lapse. Finally, the stockholders agreement prohibits, without our consent, DC Chemical from transferring its shares of Evergreen Solar common stock to any person who, after the transfer, would have beneficial ownership of 10% or more of the voting power of the Company. As permitted pursuant to the stockholders agreement, DC Chemical purchased 1,423,125 shares of our common stock in May 2007 and 525,000 shares of our common stock in February 2008, in both cases from our underwriters in connection with public offerings we completed at the public offering price. The per share price for the May 2007 offering was $8.25 and for the February 2008 offering was $9.50.

     In January 2008, we entered into a second supply agreement with DC Chemical that provides the general terms and conditions pursuant to which DC Chemical will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2015. The January 2008 agreement requires us to pay approximately $36.5 million in prepayments during the first year of the agreement. Under the two supply contracts with DC Chemical, we are obligated to make cash payments to DC Chemical of approximately $450 million, subject to certain adjustments based on market related factors.

     Other Transactions. Other than compensation agreements and other arrangements which are described in Officer Compensation - Compensation Discussion and Analysis and Non-Employee Director Compensation, in 2007, there was not, and there is not currently proposed, any other related party transactions.

Independence of Members of the Board of Directors and Committees

     The Board of Directors has determined that each of Messrs. Cadwell, Cohen and Grady and Dr. Cowden has no relationship with the Company other than as a stockholder and as a director, and each is independent within the meaning of our director independence standards and the applicable Nasdaq director independence standards for service on the Board of Directors and the applicable committee’s of the Board of Directors. Our director independence standards are contained in the Board of Directors’ Corporate Governance Guidelines, a copy of which is available under the “Investors” section of our website at www.evergreensolar.com.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Related Fees for Fiscal 2006 and 2007

     The following table sets forth a summary of the fees and expenses billed to us by PricewaterhouseCoopers LLP for professional services for the fiscal years ended December 31, 2006 and 2007, respectively:

	2006	2007
Audit Fees (1)	$803,594	$698,824
Audit-Related Fees (2)	—	—
Tax Fees (3)	4,825	4,841
All Other Fees (4)	1,500	1,500
Total	$809,919	$705,165
____________________

(1)	Audit Fees represent fees for professional services relating to the audit of our financial statements and the review of the financial statements included in our quarterly reports, advice on accounting matters directly related to the audit and audit services provided in connection with other regulatory filings.

(2)	Audit-Related Fees represent fees for consultation and other attestation services and not reported under “Audit Fees.”

(3)	Tax Fees principally represent fees for professional services for tax compliance, tax advice and tax return preparation relating to our fiscal year end.

(4)	All Other Fees include licenses to technical accounting research software.

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

     Pre-approval Policies and Procedures. The chairman of the Audit Committee is appointed to provide pre-approval for further audit and permissible non-audit services proposed by PricewaterhouseCoopers LLP up to $50,000, subject to presenting such decision to the full Audit Committee at its next scheduled meeting. Such an appointment allows PricewaterhouseCoopers LLP to commence an engagement without being delayed due to scheduling. Following an approval of non-audit services by the Chairman of the Audit Committee, the full Audit Committee, at its next scheduled meeting, would make full approval of further services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A or as part of our Annual Report on Form 10-K filed on February 27, 2008:

     1. Financial Statements. The financial statements were previously filed with the Annual Report of Form 10-K for the period ended December 31, 2007, filed on February 27, 2008.

     2. Index to Financial Statements and Schedules. All other schedules are omitted because they are not required or the information is presented in the Consolidated Financial Statements and notes thereto that were previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008.

     3. Exhibits. Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K/A. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.

     (b)      See Item 15(a)(3).

     (c)      See Item 15(a)(2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 29th day of April, 2008, thereunto duly authorized.

EVERGREEN SOLAR, INC.

By:	/s/ RICHARD M. FELDT
Richard M. Feldt
Chief Executive Officer, President and
Chairman of the Board (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/ RICHARD M. FELDT		Chief Executive Officer,	April 29, 2008
Richard M. Feldt		President and Chairman of the Board
(Principal Executive Officer)

/s/ MICHAEL EL-HILLOW		Chief Financial Officer and Secretary	April 29, 2008
Michael El-Hillow		(Principal Financial and Accounting Officer)

*		Director	April 29, 2008
Allan H. Cohen

*		Lead Outside Director	April 29, 2008
Edward C. Grady

*		Director	April 29, 2008
Dr. Peter W. Cowden

*		Director	April 29, 2008
Tommy Cadwell

* By:	/s/ MICHAEL EL-HILLOW
Michael El-Hillow
Attorney-in-Fact

EXHIBIT INDEX

Number	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(1)	Second Amended and Restated By-laws (Exhibit 3.3)

3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003 (Exhibit 4.3)

3.4(2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant (Exhibit 4.4)

3.5(3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004 (Exhibit 4.5)

3.6(4)	Certificate of Amendment of Third Amendment and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on January 8, 2007 (Exhibit 3.1)

3.7(5)	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (Exhibit 3.4)

4.1(6)	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated June 29, 2005 (Exhibit 4.4)

4.2(6)	Form of 4.375% Convertible Subordinated Notes due 2012 (Exhibit 4.4)

10.1(1)§	1994 Stock Option Plan (Exhibit 10.1)

10.2(7)§	Amended and Restated 2000 Stock Option and Incentive Plan (Exhibit 99.1)

10.3(7)§	Amended and Restated 2000 Employee Stock Purchase Plan (Exhibit 99.2)

10.4(1)§	Lease Agreement between the Registrant and W9/TIB Real Estate Limited Partnership, dated January 31, 2000, as amended (Exhibit 10.5)

10.5(1)§	Form of Indemnification Agreement between Registrant and each of its directors and executive officers (Exhibit 10.9)

10.6(8)	Stock and Warrant Purchase Agreement, dated June 16, 2004 (Exhibit 10.1)

10.7(8)	Warrant Agreement, dated June 21, 2004 (Exhibit 10.2)

10.8(8)	Form of Warrants (Exhibit 10.3)

10.9(8)	Registration Rights Agreement, dated June 21, 2004 (Exhibit 10.4)

10.10(9)†	Master Joint Venture Agreement by and among the Registrant, Q-Cells AG (“Q-Cells”), Renewable Energy Corporation ASA (“REC”) and EverQ GmbH (“EverQ”), dated November 4, 2005 (Exhibit 10.17)

10.11(9)†	Technology Co-Operation Agreement by and between the Registrant and REC, dated November 24, 2005 (Exhibit 10.19)

10.12(10)§	Evergreen Solar, Inc. Management Incentive Policy (Exhibit 10.20)

10.13(6)	Registration Rights Agreement by and between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers, dated June 29, 2005 (Exhibit 10.21)

10.14(11)†	Memorandum of Understanding by and among the Registrant, Q-Cells, EverQ and REC, dated June 5, 2006 (Exhibit 10.1)

10.15(12)†	Amendment to the Master Joint Venture Agreement by and among the Registrant, Q-Cells, REC, REC Solar Grade Silicon LLC and EverQ, dated September 29, 2006 (Exhibit 10.26)

10.16(12)†	Sales Representative Agreement by and between the Registrant and EverQ, dated September 29, 2006 (Exhibit 10.27)

10.17(12)†	Amended and Restated License and Technology Transfer Agreement by and between the Registrant and EverQ, dated September 29, 2006 (Exhibit 10.18)

Number	Description
10.18(13)	Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated April 6, 2007 (Exhibit 10.1)

10.19(14)	Stock Purchase Agreement by and between the Registrant and DC Chemical Co., Ltd. (“DC Chemical”), dated April 17, 2007 (Exhibit 10.1)

10.20(14)	Stockholders Agreement by and between the Registrant and DC Chemical, dated April 17, 2007 (Exhibit 10.2)

10.21(15)†	Supply Agreement by and between the Registrant and DC Chemical, dated April 17, 2007 (Exhibit 10.3)

10.22(16)	Guarantee and Undertaking of the Registrant, dated April 30, 2007 (Exhibit 10.1)

10.23(16)	Addendum to the Amended and Restated License and Technology Transfer Agreement between the Registrant and EverQ, dated April 30, 2007 (Exhibit 10.2)

10.24(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Richard M. Feldt (Exhibit 10.1)

10.25(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Michael El-Hillow (Exhibit 10.2)

10.26(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Brown F. Williams (Exhibit 10.3)

10.27(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Richard G. Chleboski (Exhibit 10.4)

10.28(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Dr. J. Terry Bailey (Exhibit 10.5)

10.29(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Gary T. Pollard (Exhibit 10.6)

10.30(18)§	Change of Control Severance Agreement, dated as of July 30, 2007, between the Registrant and Rodolfo Archbold (Exhibit 10.1)

10.31(19)§	Change of Control Severance Agreement, dated effective as of January 21, 2008, between the Registrant and Carl Stegerwald (Exhibit 10.1)

10.32(20)†	Amendment of Master Joint Venture Agreement by and among the Registrant, Q-Cells, REC and EverQ, dated October 23, 2007 (Exhibit 10.1)

10.33(21)†	Supply Agreement between the Registrant and Wacker Chemie AG, effective as of August 31, 2007 (Exhibit 10.1)

10.34*††	Supply Agreement between the Registrant and Solaricos Trading Ltd., dated as of October 24, 2007

10.35*††	Memorandum of Understanding by and among the Registrant, EverQ, Q-Cells and REC, dated as of October 25, 2007

10.36*	Lease Agreement between the Registrant and the Massachusetts Development Finance Agency (“MDFA”), dated November 20, 2007

10.37*	Project Grant Agreement between the Registrant and MDFA, dated November 20, 2008.

10.38*	Project Grant Agreement between the Registrant and Massachusetts Technology Park Corporation, dated November 20, 2008

10.39*††	Agreement for the Sale and Purchase of Solar Grade Silicon between the Registrant and Silicium de Provence S.A.S. (“Silpro”), dated December 7, 2007

10.40*	Subordinated Loan Agreement between the Registrant and Silpro, dated December 7, 2007

10.41*††	Supply Agreement by and between the Registrant and DC Chemical, dated January 30, 2008

23.1*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

23.2*	Consent of Leipzig, Germany PricewaterhouseCoopers AG

Number	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3§§	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4§§	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	EverQ GmbH balance sheet for the period ended December 31, 2006

99.2*	EverQ GmbH income statement for the period December 20 to December 31, 2006

99.3*	EverQ GmbH cash flow for the period December 20 to December 31, 2006

99.4*	EverQ GmbH notes to the financial statements for the period December 20 to December 31, 2006

99.5*	Opinion Letter, Leipzig, Germany PricewaterhouseCoopers AG
____________________

*	Filed with the same exhibit number with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed on February 27, 2008.

†	Confidential treatment granted as to certain portions.

††	Confidential treatment requested as to certain portions.

§	Indicates a management contract or compensatory plan, contract or arrangement.

§§	Filed herewith.

(1)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, initially filed on August 4, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-3 filed on October 21, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated January 2, 2007 and filed on January 8, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(5)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-3, dated May 16, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(6)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 23, 2005 and filed on June 29, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated July 15, 2005 and filed on July 21, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 21, 2004 and filed on June 22, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 filed on March 16, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(10)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(11)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 5, 2006 and filed on June 9, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 7, 2006. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(13)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 6, 2007 and filed on April 10, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(14)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(15)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K/A, dated April 17, 2007 and filed on April 23, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K/A.

(16)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 30, 2007 and filed on May 4, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(17)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 14, 2007 and filed on June 20, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(18)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated July 30, 2007 and filed on August 2, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(19)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated January 18, 2008 and filed on January 22, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(20)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated October 23, 2007 and filed on October 29, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(21)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 8, 2007. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.