Form 10-Q
period 2008-03-29
EVERGREEN SOLAR INC
filed 2008-05-07
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-31687
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of April 16, 2008 the registrant had 121,450,173 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2008

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report and the documents incorporated by reference herein, contain forward-looking statements that involve risks, uncertainties and assumptions, including those discussed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2008. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:
•	our future growth, revenue, earnings and gross margin improvement;

•	the Devens facility expansion and other potential capacity expansions and the expected timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•	future warranty expenses;

•	our receipt of public grant awards;

•	capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	shifts in our geographic product revenue mix;

•	international expansion of strategic partnerships, manufacturing operations and distribution networks;

•	operating efficiency of manufacturing facilities, including increases in manufacturing scale and technological improvements needed to continuously reduce the cost per watt to manufacture our products;

•	the occurrence of and the use of proceeds from sales of our securities;

•	the sufficiency of our cash, cash equivalents, marketable securities and borrowings available under our revolving credit facility and access to capital markets to satisfy our anticipated cash requirements;

•	payment of cash dividends;

•	the use of derivative financial instruments to manage foreign currency exchange risks;

•	the potential impact of our critical accounting policies and changes in financial accounting standards or practices;

•	future plans and benefits from the EverQ joint venture, including the potential expansion and initial public offering;

•	our continued enhancements of thin wafer production and the expected timing and results of such transition;

•	the expected demand for solar energy;

•	our expectations regarding product performance and cost and technological competitiveness;

•	our expectations regarding future silicon supply from our suppliers, and our ability to enter into contracts to secure additional silicon supply;

•	the anticipated benefits of our String Ribbon technology and new manufacturing and other developments, including our quad ribbon wafer furnace design;

•	the making of strategic investments and the expectation of future benefit from them;

•	our position in the solar power market; and

•	our expectations regarding the amount of photovoltaic solar panels that we will be able to produce.
     These statements may be identified with such words as “we expect,” “we believe,” “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by distribution partners, suppliers and other partners, and other risks and uncertainties described herein, including but not limited to the items discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2007 filed on February 27, 2008. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to update publicly or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	March 29,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$29,428	$140,321
Marketable securities	70,275	25,282
Restricted cash	41,000	41,000
Accounts receivable, net of allowance for doubtful accounts	9,297	13,062
Grants receivable	5,818	11,069
Inventory	8,094	5,164
Prepaid cost of inventory	—	6,563
VAT receivable, net	10,549	10,860
Other current assets	7,729	9,707

Total current assets	182,190	263,028

Investment in and advances to EverQ	87,894	95,806
Restricted cash	414	—
Deferred financing costs	1,991	1,880
Loan receivable from silicon supplier	21,904	47,277
Prepaid cost of inventory	143,035	148,846
Fixed assets, net	114,641	152,285
Other assets	1,186	1,027

Total assets	$553,255	$710,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$57,005	$39,078
Other accrued expenses	5,408	6,370
Accrued employee compensation	4,875	3,302
Accrued interest	1,969	984
Accrued warranty	705	797

Total current liabilities	69,962	50,531

Subordinated convertible notes	90,000	90,000
Deferred income taxes	—	10,195

Total liabilities	159,962	150,726
Commitments and Contingencies (Notes 7, 8 and 9)

Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized, 102,252,965 and 121,387,955 issued and outstanding at December 31, 2007 and March 29, 2008, respectively	1,023	1,214
Additional paid-in capital	521,695	683,480
Accumulated deficit	(136,280)	(136,305)
Accumulated other comprehensive income	6,855	11,034

Total stockholders’ equity	393,293	559,423

Total liabilities and stockholders’ equity	$553,255	$710,149

The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter ended
	March 31,	March 29,
	2007	2008
Product revenues	$12,627	$18,259
Royalty and fee revenues	1,471	4,688

Total revenues	14,098	22,947
Cost of revenues	11,269	15,231

Gross profit	2,829	7,716

Operating expenses:
Research and development	5,224	4,943
Selling, general and administrative	4,740	4,992
Facility start-up and equipment write-offs	—	5,281

Total operating expenses	9,964	15,216

Operating loss	(7,135)	(7,500)

Other income (expense):
Foreign exchange gains, net	599	3,814
Interest income	1,250	3,027
Interest expense	(909)	(316)

Other income, net	940	6,525

Loss before equity income (loss)	(6,195)	(975)
Equity income (loss) from interest in EverQ	(24)	950

Net loss	$(6,219)	$(25)

Net loss per share (basic and diluted)	$(0.09)	$(0.00)

Weighted average shares used in computing basic and diluted net loss per share	67,001	108,816
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter ended
	March 31,	March 29,
	2007	2008
Cash flows from operating activities:
Net loss	$(6,219)	$(25)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,539	2,519
Loss on disposal of fixed assets	—	1,862
Equity (income) loss from EverQ	24	(950)
Amortization of deferred debt financing costs	111	111
Imputed interest and accretion of bond premiums	(46)	(536)
Compensation expense associated with employee equity awards	1,477	1,533
Provision for warranty	—	92
Changes in operating assets and liabilities:
Accounts receivable	11,497	(3,765)
Grants receivable	—	5,345
Inventory	(701)	2,930
Prepaid cost of inventory	—	(12,001)
Interest receivable	230	(27)
Other current assets	(183)	(2,062)
Accounts payable	209	(8,332)
Accrued expenses	(470)	24
Interest payable	984	(1,779)
Other assets	—	(3,050)

Net cash provided by (used in) operating activities	8,452	(18,111)

Cash flows from investing activities:
Purchases of fixed assets, deposits on fixed assets under construction	(3,556)	(61,994)
Decrease in restricted cash	—	414
Decrease in EverQ loan	379	—
Increase in other loans	—	(22,164)
Purchases of marketable securities	—	(1,501)
Proceeds from sale and maturity of marketable securities	18,000	46,721

Net cash provided by (used in) investing activities	14,823	(38,524)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	166,862
Proceeds from exercise of stock options and warrants, and shares purchased under Employee Stock Purchase Plan	481	666

Net cash provided by financing activities	481	167,528

Net increase in cash and cash equivalents	23,756	110,893

Cash and cash equivalents at beginning of period	6,828	29,428

Cash and cash equivalents at end of period	$30,584	$140,321

Supplemental cash flow information:
Interest paid	—	1,175
The accompanying notes are an integral part of these financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2007. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 27, 2008. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at March 29, 2008, the results of operations for the quarters ended March 31, 2007 and March 29, 2008, and the cash flows for the quarters ended March 31, 2007 and March 29, 2008. The balance sheet at December 31, 2007 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2008.
The condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency for Evergreen Solar GmbH, a wholly owned subsidiary of Evergreen Solar, is the Euro. Operating results of Evergreen Solar GmbH are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. Evergreen Solar has operated as one reportable segment for the quarter ended March 29, 2008.
The Company is currently a one-third owner of EverQ GmbH, a joint venture with Q-Cells AG (“Q-Cells”) and Renewable Energy Corporation ASA (“REC”) which licenses the Company’s string ribbon technology to manufacture solar panels. The Company accounts for its ownership interest in EverQ using the equity method of accounting in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” Under the equity method of accounting, the Company reports its one-third share of EverQ’s net income or loss as a single line item in its condensed consolidated income statement and its investment in EverQ as a single line item in its condensed consolidated balance sheet.
The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Estimates are used when accounting for the collectability of receivables, valuing deferred tax assets, provisions for warranty claims and inventory obsolescence.
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
The Company believes that its current cash, cash equivalents, and marketable securities together with its access to the capital markets should be sufficient to fund its planned capital programs and to fund its operating expenditures over the next 12 months, including the completion of Devens I in mid-2008 and Devens II which began in March 2008 and is expected to be completed in early 2009. However, cash on hand at March 29, 2008 will not be sufficient to fully construct and equip Devens II and, therefore, the Company will be required to raise additional capital during the second quarter of 2008 or delay Devens II. The Company does not know whether it will be able to raise additional financing or whether it will be able to do so on favorable terms and in the necessary timeframe. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, further develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
2. Net Loss per Common Share
The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended March 31, 2007 and March 29, 2008 does not include approximately 20.6 million and 19.7 million potential shares of common stock equivalents outstanding at March 31, 2007 and March 29, 2008, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.
3. Cash and Marketable Securities
Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.
The Company’s marketable securities are classified as available-for-sale. At December 31, 2007 and March 29, 2008, the Company primarily held commercial paper and corporate bonds. All commercial paper is rated A-1/P-1 or higher, corporate bonds A/A2 or higher, and asset backed securities AAA/Aaa. The investments are carried at fair market value. At December 31, 2007 and March 29, 2008, there were unrealized gains of $59,000 and $126,000, respectively, which are reported as part of stockholders’ equity.
The following table summarizes the Company’s cash, cash equivalents and marketable securities by type as of December 31, 2007 and March 29, 2008, (in thousands):

	December 31,	March 29,
	2007	2008
Cash	$23,362	$13,677
Money market funds	1,908	124,909
Certificates of deposits	1,161	1,735
Commercial paper	2,997	—

Subtotal cash and cash equivalents	29,428	140,321

Asset backed securities	2,982	3,006
Commercial paper	41,490	—
Corporate bonds	25,803	22,276

Subtotal marketable securities	70,275	25,282

Total cash, cash equivalents and marketable securities	$99,703	$165,603

4. Inventory
Inventory consisted of the following at December 31, 2007 and March 29, 2008 (in thousands):

	December 31,	March 29,
	2007	2008
Raw materials	$6,468	$3,812
Work-in-process	1,014	871
Finished goods	612	481

	$8,094	$5,164

During 2007, the Company entered into multiple multi-year polysilicon supply agreements, several of which required advanced funding under the contract. These prepayments, which are non-refundable, are presented on the balance sheet in Prepaid Cost of Inventory and will be amortized as an additional cost of inventory as silicon is delivered and utilized by the Company.
In addition, during January 2008 the Company entered into a second multi-year polysilicon supply agreement with DC Chemical Co., Ltd. (“DC Chemical”). The supply agreement provides the general terms and conditions pursuant to which DC Chemical will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2015. The Company made a non refundable prepayment of approximately $11.0 million in connection with this agreement that will be amortized as an additional cost of inventory as silicon is delivered by DC Chemical and utilized by the Company. The prepayment is included in the balance sheet in Prepaid Cost of Inventory. Additional nonrefundable prepayments totaling approximately $30.6 million will be required at various times prior to the end of 2008.
On December 7, 2007, the Company entered into a multi-year polysilicon supply agreement with Silicium de Provence S.A.S (“Silpro”). This supply agreement provides the general terms and conditions pursuant to which Silpro will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company agreed to loan Silpro 30 million Euros (approximately $47.3 million at March 29, 2008 exchange rates) at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time will be treated as an adjustment to the cost of inventory. This loan is presented on the balance sheet as loan receivable from silicon supplier.
5. Fixed Assets
Fixed assets consisted of the following at December 31, 2007 and March 29, 2008 (in thousands):

	Useful	December 31,	March 29,
	Life	2007	2008
Laboratory and manufacturing equipment	3-7 years	$53,323	$66,291
Computer and office equipment	3-7 years	1,320	1,320
Leasehold improvements	Lesser of 15 to 20	13,592	13,682
	years or lease term
Assets under construction		67,125	93,826

		135,360	175,119
Less: Accumulated depreciation		(20,719)	(22,834)

		$114,641	$152,285

During 2007, the Commonwealth of Massachusetts support program awarded the Company $20.0 million in grants towards the construction of its Devens, Massachusetts manufacturing facility, of which approximately $16.4 million has been earned and $5.3 million has been received as of March 29, 2008. The $16.4 million has been capitalized as a reduction of the construction costs all of which are included in assets under construction. The funds granted are subject to repayment by the Company if, among other conditions, the Devens manufacturing facility does not create and maintain 350 new jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs that are not created. Because the Company has the ability and intent to satisfy the obligations under the awards, grants received will be amortized over the same period as the underlying assets to which they relate.
As of March 29, 2008, the Company had outstanding commitments for capital expenditures of approximately $195.3 million, primarily for the construction and equipment for its new Devens facilities and equipment for its Marlboro facility.
6. Investment in EverQ
The Company owns one-third of EverQ and therefore applies the equity method of accounting for its share of EverQ’s operating results in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.”
The financial information for EverQ for the quarters ended March 31, 2007 and March 29, 2008 is as follows (in thousands):

	Quarter Ended
	March 31,	March 29,
	2007	2008
Revenue	$27,601	$82,274
Cost of goods sold	21,791	66,867
Other expenses	5,882	11,427
Net income (loss)	(72)	3,980

	December 31,	March 29,
	2007	2008
Current assets	$205,460	$203,276
Non-current assets	350,155	391,699
Current liabilities	141,068	153,825
Non-current liabilities	282,293	294,434

EverQ has received notification that the European Commission intends to re-examine the grounds for granting EverQ certain investment aid relating to the construction of the EverQ1 and EverQ2 facilities. The amounts in question are approximately 10.0 million Euros relating to EverQ1, which has been received by EverQ, and up to 20.0 million Euros relating to EverQ2 which has been earned but yet to be received . After careful review, supported by external advice, EverQ believes that it was properly qualified for the investment grants previously received and qualifies for the investment grants yet to be delivered and will challenge the Commission’s assertion. Accordingly, no repayment provisions have been made.
Evergreen Solar Loans to EverQ
In January 2007, the Company, REC and Q-Cells entered into a new shareholder loan agreement with EverQ. Under the terms of the shareholder loan agreement, EverQ repaid all outstanding shareholder loans, plus accrued interest in exchange for a new shareholder loan of 30 million Euros from each shareholder. The table below summarizes the principal and terms of this outstanding loan as of March 29, 2008:

Date of Loan	Principal (EUR)	Principal (USD)	Interest Rate	Date Due
January 25, 2007	€30,000,000	$47,277,000	5.43%	December 31, 2009
7. Long-Term Debt
On June 29, 2005, the Company issued convertible subordinated notes (“Notes”) in the aggregate principal amount of $90.0 million, and received proceeds of $86.9 million net of offering costs. A portion of the proceeds from the financing was used to increase research and development spending on promising next generation technologies, to explore further expansion opportunities and to fulfill its commitments with EverQ. Interest on the Notes is payable semiannually at the annual rate of 4.375%. The Notes do not have required principal payments prior to maturity on July 1, 2012. The Notes are subordinate in right of payment to all of the Company’s existing and future senior debt.
Conversion Option
The Notes are convertible at any time prior to maturity, redemption or repurchase, into shares of the Company’s common stock at an initial conversion rate of 135.3180 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $7.39 per share), subject to adjustment. On July 1, 2010 and prior to July 1, 2012, the Company may redeem the Notes for cash at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price (%)
Beginning on July 1, 2010 and ending on June 30, 2011	101.250
Beginning on July 1, 2011 and ending on June 30, 2012	100.625
The Company may redeem the Notes, on or after July 6, 2008 and prior to July 1, 2010 only if the closing price of its common stock exceeds 130% of the then-current conversion price of the Notes for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the date on which it provides notice of redemption. The Company may be required to repurchase the Notes upon a designated event (either a change in control or termination of trading) at a price (which will be in cash or, in the case of a change in control, cash, shares of its common stock or a combination of both) equal to 100% of the principal amount of the Notes to be repurchased plus accrued interest. Upon a change in control the Company may under certain circumstances be required to pay a premium on redemption which will be a number of additional shares of its common stock as determined by its stock price and the effective date of the change in control.

The Company incurred financing costs of approximately $3.1 million which are being amortized ratably over the seven year term of the notes. For the quarter ended March 31, 2007 and March 29, 2008, the company recorded approximately $984,000, respectively, in interest expense associated with the Notes, net of capitalized interest of approximately $186,000 and $794,000, respectively.
8. Line of Credit
On April 6, 2007, the Company entered into a Loan and Security Agreement with a bank providing for a credit facility that provides for a $25 million secured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on the Company’s behalf, and includes a foreign exchange sublimit and a cash management services sublimit. The interest rates on borrowings under the line of credit are calculated by reference to the bank’s prime rate and will depend on maintenance by the Company of certain amounts of cash at the bank. As part of this agreement, the Company is required to pay a fee on the unused portion of the credit facility.
The credit facility contains certain financial covenants including maintaining a certain level of tangible net worth for each month in which the Company does not maintain at least $50 million at the bank. The credit facility also contains certain other restrictive loan covenants, including covenants limiting the Company’s ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. The credit facility contains events of default that include, among others non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, a material adverse change default, and events constituting a change of control. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the credit facility.
The credit facility matures on May 20, 2008 at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. As of March 29, 2008, there were approximately $1.8 million of secured letters of credit outstanding.
9. Guarantor Arrangements
The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
Product Warranty
The Company’s current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. The Company has provided for estimated future warranty costs of $797,000 representing its best estimate of the likely expense associated with fulfilling its obligations under such warranties. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known. The following table summarizes the activity regarding the Company’s warranty accrual during the first quarter of 2008 (in thousands):

Balance at December 31, 2007	$705
Warranty costs accrued	92

Balance at March 29, 2008	$797

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
EverQ Debt Guarantee
On April 30, 2007, the Company, Q-Cells AG and Renewable Energy Corporation ASA entered into a Guarantee and Undertaking Agreement in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, the Company, Q-Cells AG and Renewable Energy Corporation ASA each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement. As of March 29, 2008, the Company has $41.0 million deposited with Deutsche Bank AG fulfilling its obligation under the Guarantee, which is classified as restricted cash in the Company’s balance sheet. Upon EverQ reaching certain milestones, expected to be achieved during 2008, the guarantee will be cancelled. As of March 29, 2008, the total amount of debt outstanding under the loan agreement was 102.5 million Euros (approximately $161.5 million at March 29, 2008 exchange rates) of which 57.5 million Euros was current (approximately $90.6 million at March 29, 2008 exchange rates). Repayment of the loan is due in quarterly installments through September 30, 2010.
Letters of Credit
The Company maintains a letter of credit for the benefit of a landlord of its manufacturing facility in Marlboro, Massachusetts for $414,000, which is required under the terms of the lease and will expire upon termination of the lease in 2010. The Company has an additional letter of credit for $300,000 as guarantee of payment for certain equipment.
10. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.
Valuation Hierarchy
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
     Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
     Level 2-Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

     Level 3-Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 29, 2008 (in thousands):

		Quoted Prices in	Using Significant Other	Using Significant
	Total Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	Level 2)	(Level 3)

Money markets	$124,909	$124,909	—	—
Marketable securities	27,017	—	27,017	—
Valuation Techniques
Money Market funds are measured at fair value using unadjusted quoted prices in active markets for identical securities and are classified within Level 1 of the valuation hierarchy. Marketable securities are measured using such things as quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example interest rates and yield curves observable at commonly quoted intervals) and inputs that are derived principally from or corroborated by observable market data by correlation or other means and are classified within Level 2 of the valuation hierarchy.
11. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. As of December 31, 2007 and March 29, 2008, the Company had 150,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock.
On April 17, 2007, the Company entered into a multi-year polysilicon supply agreement with DC Chemical under which DC Chemical will supply the Company with polysilicon at fixed prices beginning in late 2008 and continuing through 2014. Concurrent with the execution of the supply agreement, the Company and DC Chemical entered into a stock purchase agreement (the “Purchase Agreement”) pursuant to which DC Chemical purchased 3.0 million shares of the Company’s common stock for $12.07 per share, representing the closing price of the Company’s common stock on the NASDAQ Global Market on April 16, 2007. Pursuant to the Purchase Agreement, the Company issued an additional 4.5 million shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock to DC Chemical. The preferred stock automatically converted into 6.25 million shares of transfer restricted common stock in May 2007 upon the termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The restrictions on the common stock will lapse upon the delivery of 500 metric tons of polysilicon to the Company by DC Chemical. Issuance of the restricted shares represented a prepayment of inventory cost valued at approximately $119.9 million, based on the issuance date market price of the Company’s common shares adjusted for a discount to reflect the transfer restriction, and will be amortized as an additional cost of inventory as silicon is delivered by DC Chemical and utilized by the Company. When the transfer restriction on these shares lapse, the Company will record an additional cost of inventory equal to the value of the discount associated with the restriction at that time if the stock price on that date is higher than $12.07 which will be amortized as an incremental cost of inventory as silicon is delivered by DC Chemical and utilized by the Company.

On May 30, 2007, the Company closed a public offering of 17,250,000 shares of its common stock, which included the exercise of an underwriters’ option to purchase 2,250,000 additional shares. The shares of common stock were sold at a per share price of $8.25 (before deducting underwriting discounts).
Net proceeds to the Company from the combined DC Chemical stock purchase and public offering transactions were approximately $170.7 million.
On February 15, 2008, the Company closed a public offering of 18.4 million shares of its common stock, which included the exercise of an underwriters’ option to purchase 2.4 million additional shares. The shares of common stock were sold at a per share price of $9.50 (before underwriting discounts). The net proceeds to the Company from the public offering were approximately $166.9 million.
At March 29, 2008, 10,650,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and approximately 467,000 shares were reserved for issuance upon conversion of outstanding warrants from a June 2004 warrant agreement.
12. Comprehensive Income (Loss)
Comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income (loss) for the quarters ended March 31, 2007 and March 29, 2008, respectively (in thousands):

	Quarter Ended
	March 31,	March 29,
	2007	2008
Net loss	$(6,219)	$(25)
Other comprehensive income (loss):
Unrealized gain on marketable securities	2	66
Cumulative translation adjustments	231	4,113

Total comprehensive income (loss)	$(5,986)	$4,154

13. Stock Based Compensation
The following table presents share-based compensation expense included in the Company’s consolidated statements of operations under Statement of Financial Accounting Standards No. 123— (revised 2004) “Share-Based Payment” (“SFAS 123R”) (in thousands):

	Quarter Ended
	March 31,	March 29,
	2007	2008
Cost of revenue	$145	$247
Research and development expenses	361	342
Selling, general and administrative expenses	971	729
Facility start-up	—	215

	$1,477	$1,533

Stock Incentive Plan
The Company is authorized to issue up to 10,650,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 841,000 shares are available for future issuance or future grant as of March 29, 2008. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All options granted will expire ten years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.
Stock option activity under the 2000 Plan for the quarter ended March 29, 2008 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)
Outstanding at January 1, 2008	4,185	$4.43
Granted	—	—
Exercised	267	2.50
Forfeited	2	4.70

Outstanding at March 29, 2008	3,916	$4.57

The following table summarizes information about stock options outstanding at March 29, 2008:

			Options Outstanding		Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
		(in thousands)			(in thousands)
$0.87	$1.60	133	3.82	$1.31	133	$1.31
1.61	1.61	1,638	5.70	1.61	1,638	1.61
1.68	2.29	394	5.42	2.01	394	2.01
2.32	4.70	518	6.13	3.32	367	3.35
5.00	7.30	535	6.74	6.85	392	6.88
7.59	13.39	305	7.05	9.65	243	9.85
13.97	13.97	7	7.83	13.97	4	13.97
14.00	14.00	35	2.59	14.00	35	14.00
15.09	15.09	335	7.91	15.09	167	15.09
19.00	19.00	16	2.60	19.00	16	19.00

		3,916	6.06	$4.57	3,389	$3.92

The aggregate intrinsic value of outstanding options as of March 29, 2008 was $20.4 million, of which $19.1 million relates to options that were vested. The aggregate intrinsic value of outstanding options as of December 31, 2007 was $53.8 million, of which $47.3 million relates to options that were vested. The intrinsic value of options exercised for the quarter ended March 29, 2008 was approximately $3.1 million. As of March 29, 2008, there was $3.5 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. Total cash received from the exercise of stock options was $666,000 for the quarter ended March 29, 2008.
The Company estimates the fair value of stock options using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. There were no options granted for the quarters ended March 31, 2007 and March 29, 2008.
The Company values restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures.
Restricted stock activity for the quarter ended March 29, 2008 is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding at January 1, 2008	2,837	$11.02
Granted	484	9.38
Vested	162	10.33
Forfeited	16	9.47

Outstanding at March 29, 2008	3,143	$10.81

Included in outstanding restricted shares are 1.6 million shares of performance-based restricted stock. The Company granted 800,000 shares of performance-based restricted stock to its executive officers in February 2007 and 100,000 shares to a Company executive officer in July 2007, all of which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2012. Also, in February 2006, the Company granted 800,000 shares of performance based restricted stock to the Company’s executive officers (of which only 700,000 is currently outstanding), which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2011. The Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $18.2 million of compensation expense associated with these performance-based awards if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.
The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of March 29, 2008 was $28.6 million. During the quarter ended March 29, 2008, approximately 162,000 shares of restricted stock vested, with an aggregate vest-date fair value of approximately $1.7 million.
As of March 29, 2008, there was $14.4 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 3.2 years.
14. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of January 1, 2007 and March 29, 2008, the Company had no accrued interest related to uncertain tax positions. The Company files federal, state and foreign income tax returns. As the Company is in a loss carry forward position, the Company is generally subject to U.S. federal, state and local income tax examinations by tax authorities for all years for which a loss carry forward is available.
As a result of additional investments made in EverQ by the Company’s strategic partners in 2006 and 2007, the Company recorded a deferred income tax liability of $10.2 million associated with the gains recognized from these additional investments, in addition to cumulative translation adjustments. The corresponding amounts are included in shareholders equity. Certain of these amounts should have been recorded with the corresponding gains recorded in 2006 and 2007. Management has concluded that the impact of these adjustments on the current and prior periods is immaterial.
15. Geographical and Customer Concentration of Revenue Information
Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenue:

	Quarter Ended
	March 31,	March 29,
	2007	2008
By geography:
United States	81%	50%
Germany	—	49%
Korea	18%	—
Others	1%	1%

	100%	100%

By customer:
PowerLight	22%	52%
Ralos Vertriebs GmbH	—	17%
S.A.G. Solarstrom Vertriebs GmbH	—	17%
Woojin Electric Machinery Co. Ltd.	17%	—
SunEdison	15%	—
groSolar	10%	—
All other	36%	14%

	100%	100%

16. Related Party Transactions
In the normal course of business, the Company purchases silicon from REC or its affiliates under existing supply agreements. For the quarters ended March 31, 2007 and March 29, 2008, the Company purchased silicon for $966,000 and $764,000 from REC, respectively. As of March 29, 2008, the Company had $294,000 outstanding to REC.
The Company receives fees from EverQ for its marketing and sale of EverQ panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to EverQ, which combined totaled approximately $1.5 million and $4.7 million for the quarters ended March 31, 2007 and March 29, 2008, respectively. The Company also receives payments from EverQ as a reimbursement of certain research and development and other support costs it incurs that benefit EverQ. For the quarters ended March 31, 2007 and March 29, 2008, the Company earned $779,000 and $223,000, respectively, from EverQ for reimbursement of research and development costs and other support costs. In addition, during the normal course of operations, the Company may buy or sell materials from/to EverQ. For the quarters ended March 31, 2007 and March 29, 2008, the Company purchased $388,000 and $59,000 of materials from EverQ, respectively, and sold $2,000 and $365,000 of materials to EverQ, respectively. At March 29, 2008 amounts due from EverQ of $5.4 million and amounts due to EverQ of $22.5 million are included in the accompanying condensed consolidated balance sheets.
17. Recent Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits entities to choose to measure certain financial instruments and other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company adopted SFAS No. 159 effective January 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS No. 159 and, therefore, the adoption of SFAS No. 159 did not have an impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009, and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.
In December 2007, the FASB issued SFAS 141(R) “Business Combinations”. This statement is effective for fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009. The objective of the statement is to establish principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will apply SFAS No. 141(R) to any business combinations subsequent to the effective date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our most recent Annual Report on Form 10-K.
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
Through intensive research and design efforts we have significantly enhanced our String Ribbon technology and our ability to manufacture crystalline silicon wafers by developing a quad ribbon wafer furnace, which enables us to grow four silicon ribbons from one furnace compared to two silicon ribbons grown with our dual ribbon furnace presently in use in our prototype facility in Marlboro, Massachusetts. Our quad ribbon furnace incorporates a state of the art automated ribbon cutting technology that we expect will improve our manufacturing process when it is used in future factories. We have used quad ribbon furnaces to produce a limited quantity of solar panels in our Marlboro facility which have been sold to our distribution partners and will use quad ribbon furnaces in our new manufacturing facility in Devens, Massachusetts.
Our String Ribbon technology is also used by EverQ, our joint venture with Q-Cells AG, or Q-Cells, the world’s largest independent manufacturer of solar cells, and Renewable Energy Corporation ASA, or REC, one of the world’s largest manufacturers of solar-grade silicon and crystalline wafers. REC is also the main supplier of silicon to EverQ. EverQ began operations in mid-2006 and has grown to approximately 85 megawatts, or MW, of annual production capacity as of March 29, 2008. One MW of electricity is enough to power approximately 250 homes per year on average. We believe our proven success at our Marlboro facility and the successful scale up of EverQ’s manufacturing capacity demonstrate our ability to build and operate fully integrated wafer, cell and panel facilities using String Ribbon technology in a cost-effective manner. The primary applications for our current products include on-grid generation, in which supplemental electricity is provided to an electric utility grid, but has in the past and is expected in the future to include off-grid generation for markets where access to conventional electric power is not economical or physically feasible. Our products are currently sold primarily in the United States, Germany, Spain and Korea.
We began construction of our new manufacturing facility in Devens, Massachusetts in September 2007 and expect to begin production of solar panels there in mid-2008. Upon reaching full production capacity in Devens I, which we expect to take place in early 2009, Devens I is expected to increase our current manufacturing capacity of 15 MW by approximately 80 MW. In addition, Devens II, which is expected to open in early 2009, should increase our production capacity at the Devens facility to approximately 160 MW by late 2009.
The Company believes that its current cash, cash equivalents, and marketable securities together with its access to the capital markets should be sufficient to fund its planned capital programs and to fund its operating expenditures over the next 12 months, including the completion of Devens I in mid-2008 and Devens II which began in March 2008 and is expected to be completed in early 2009. However, cash on hand at March 29, 2008 will not be sufficient to fully construct and equip Devens II and, therefore, the Company will be required to raise additional capital during the second quarter of 2008 or delay Devens II. The Company does not know whether it will be able to raise additional financing or whether it will be able to do so on favorable terms and in the necessary timeframe. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, further develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

In connection with our manufacturing expansion plans, we have entered into multi-year polysilicon supply agreements and multi-year panel sales agreements. Under our silicon supply agreements with DC Chemical Co., Ltd. (or DC Chemical), Wacker Chemie AG (or Wacker), Solaricos Trading, LTD (or Nitol) and Silicium de Provence S.A.S. (or Silpro), including our second supply agreement with DC Chemical on January 30, 2008, we have silicon under contract to reach annual production levels of approximately 125 MW in 2009, 300 MW in 2010, 600 MW in 2011 and 850 MW in 2012. We plan to expand our manufacturing operations accordingly. The combined production of our Marlboro facility, Devens I, Devens II and EverQ will be used to satisfy the requirements of the sale agreements we have entered with six customers, including the sale of approximately $853 million in solar panels over the next 4 years.
Our quad ribbon furnaces will also be used by EverQ as it expands its own production capacity. On October 25, 2007, we and our two EverQ partners approved the construction of EverQ’s third manufacturing facility, EverQ 3, in Thalheim, Germany, which is expected to increase EverQ’s annual production capacity to approximately 180 MW by the second half of 2009. EverQ will pay us a market-based royalty based on actual cost savings realized using our quad ribbon furnaces in EverQ 3 as compared to our dual ribbon furnaces, which are in use at EverQ’s two current facilities. We and our partners have also agreed to pursue an initial public offering of EverQ’s stock and expand EverQ’s annual production capacity to approximately 600 MW by 2012. Provided that EverQ becomes publicly traded prior to December 31, 2009, REC will supply EverQ an additional supply agreement for polysilicon to support this planned capacity expansion.
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
Accounting for EverQ
The Company owns one-third of EverQ and therefore applies the equity method of accounting for its share of EverQ’s operating results in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.”
We market and sell all solar panels manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We receive fees from EverQ resulting from the sale of EverQ’s solar panels. During the quarter ended March 29, 2008, we received a fee of 1.6% of gross EverQ revenue relating to the sales and marketing of solar panels. In addition, we received royalty payments for our ongoing technology agreement with EverQ. Taken together, the sales and marketing fee and royalty payments totaled approximately 5.7% of gross EverQ revenue for the quarter ended March 29, 2008. We will also receive payments from EverQ of approximately $223,000 for the quarter ended March 29, 2008 to reimburse us for certain research and development and other support costs we incurred that could benefit EverQ. Income statement classification of these research and development reimbursement payments depends on how we are reimbursed.
For the quarter ended March 31, 2007 and March 29, 2008, we earned approximately $1.5 million and $4.7 million, respectively, from EverQ for royalty and selling fees and $779,000 and $223,000, respectively, from EverQ for reimbursement of research and development costs, and other support costs.
Revenue Recognition and Allowance for Doubtful Accounts
We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell our products to end users throughout the world. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by EverQ. Reported product revenues represented 90% and 80% for the quarters ended March 31, 2007 and March 29, 2008, respectively. International product sales accounted for approximately 19% and 50% for the quarters ended March 31, 2007 and March 29, 2008, respectively.
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
Warranty
We have provided for estimated future warranty costs of approximately $797,000 as of March 29, 2008, representing our best estimate of the likely expense associated with fulfilling our obligations under such warranties. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
Stock-based Compensation
We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period, in accordance with the provisions of Statement of Financial Accounting Standards No. 123 — (revised 2004), “Share-Based Payment"(“SFAS 123R”). Total equity compensation expense recognized during each of the quarters ended March 31, 2007 and March 29, 2008, was approximately $1.5 million. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of January 1, 2006 will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures for prior periods.
During 2007 and 2006, we granted 900,000 shares and 800,000 shares, respectively, of performance-based restricted stock, all of which immediately vest upon the achievement of specific financial performance targets prior to 2012 and 2011, respectively. We have assumed that none of these performance-based awards will vest and accordingly have not provided for compensation expense associated with the awards. Of the 1.7 million shares granted, 100,000 shares have since been cancelled due to an employee termination. We periodically evaluate the likelihood of reaching the performance requirements and will be required to recognize compensation expense of approximately $18.2 million associated with these 1.6 million performance-based awards if such awards should vest.
See Note 13 of our condensed consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses.

Cash and cash equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.
Inventory
Inventory is valued at the lower of cost or market determined on a first-in, first-out basis. Certain factors may impact the net realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. Estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizable value. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We consider lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.
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

Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, including stock based compensation costs, consulting expense, and prototype costs related to the design, engineering, development, testing and enhancement of our products, manufacturing equipment and manufacturing technology. We expense our research and development costs as incurred. We also may receive payments from EverQ and other third parties as reimbursement of certain research and development costs we may incur. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers.
Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel costs, including stock based compensation costs, employee recruiting costs, accounting and legal fees, rent, insurance and other selling and administrative expenses. We expect that selling expenses will continue to increase substantially in absolute dollars as we increase our sales efforts to support our anticipated growth, hire additional sales personnel and initiate additional marketing programs.
Facility start-up and equipment write-offs. Facility start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a new facility before it has been qualified for full production. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant expansion program to the extent we cannot capitalize these expenditures in addition to the cost of obsolete equipment that resulted from the development of next generation technology. We expect to incur significant facility start-up expenses as we continue to plan, construct and qualify new facilities, including costs associated with our new facility currently under construction in Massachusetts.
Other income (expense), net. Other income (expense) consists of interest income primarily from interest earned on the holding of short-term marketable securities, bond premium amortization (or discount accretion), interest expense on outstanding debt and net foreign exchange gains and losses.
Equity income (loss) from interest in EverQ. For the quarters ended March 31, 2007 and March 29, 2008, EverQ recorded approximately ($72,000) and $4.0 million of net income (loss), respectively, of which we recorded our one-third share of approximately ($24,000) and $950,000 in our condensed consolidated statements of operation.
Comparison of Quarters Ended March 29, 2008 and March 31, 2007
Revenues. Our product revenues for the quarter ended March 29, 2008 were $18.3 million, an increase of $5.6 million, or 45%, from $12.6 million for the quarter ended March 31, 2007. The increase in product revenues is primarily the result of increased sales volume of approximately 35% which resulted from improved yields and added wafer capacity in our Marlboro facility in addition to higher average selling prices of approximately 7% that resulted from a geographic shift in sales. Royalty revenue and marketing and selling fees from EverQ for the quarter ended March 29, 2008 were $4.7 million, an increase of $3.2 million, or 219%, from $1.5 million for the quarter ended March 31, 2007. The increase in royalty revenue and marketing and selling fees from EverQ was mainly due to the increased sales volume at EverQ which started production at its second facility in the second quarter of 2007.
International product revenues accounted for approximately 50% and 19% of total revenues for the quarters ended March 29, 2008, and March 31, 2007, respectively. Throughout most of 2007 orders were largely fulfilled based upon geography. More than half of the product produced at EverQ was distributed to customers in Europe and the majority of the product produced at our Marlboro facility was distributed to customers in the United States which allowed us to efficiently manage worldwide distribution of product based on String Ribbon technology. During the first quarter of 2008, approximately half of our product shipments were to Europe in order to respond to specific customer demand.

The following table summarizes the concentration of quarterly product revenues by geography and customer:

	Quarter Ended
	March 31,	March 29,
	2007	2008
By geography:
United States	81%	50%
Germany	—	49%
Korea	18%	—
Others	1%	1%

	100%	100%

By customer:
PowerLight	22%	52%
Ralos Vertriebs GmbH	—	17%
S.A.G. Solarstrom Vertriebs GmbH	—	17%
Woojin Electric Machinery Co. Ltd.	17%	—
SunEdison	15%	—
groSolar	10%	—
All other	36%	14%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the quarter ended March 29, 2008 was approximately $15.2 million, an increase of approximately $4.0 million, or 35%, from $11.3 million for the quarter ended March 31, 2007. Gross margin for the quarter ended March 29, 2008 was 33.6% as compared to 20.1% for the quarter ended March 31, 2007. The increase in gross margin resulted from the increase in product sales, higher royalty and selling fees, and higher than expected silicon scrap sales offset by lower costs allocated to research and development supporting pilot programs. The main purpose of our Marlboro facility is to develop and prototype new manufacturing process technologies which, when developed, will be employed in new factories. As such, our manufacturing costs incurred in Marlboro are substantially burdened by additional engineering costs and also reflect inefficiencies typically inherent in pilot and development operations.
Due to the pilot manufacturing nature of our existing Marlboro facility, we do not expect substantial improvements in gross margins generated by product sold from the facility. We do expect, however, that as we scale to capacity with our new Devens factory that product gross margins should improve substantially.
Research and development expenses. Our research and development expenses for the quarter ended March 29, 2008 were approximately $4.9 million (net of $223,000 of reimbursements from EverQ), a decrease of approximately $281,000 or 5.4%, from $5.2 million (net of $779,000 of reimbursements from EverQ) for the quarter ended March 31, 2007. The decrease is primarily attributable to lower compensation and related costs of approximately $470,000, the majority of which relates to the realignment of personnel to directly support manufacturing, in addition to lower allocated manufacturing costs of approximately $371,000. These declines were offset by higher depreciation expense of approximately $573,000 associated with the expanded R&D facilities and associated equipment additions.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended March 29, 2008 were approximately $5.0 million, an increase of $252,000, or 5.3%, from $4.7 million for the quarter ended March 31, 2007. The increase in selling, general, and administrative expenses was primarily attributable to increased compensation and related costs of approximately $200,000 associated with additional personnel, and higher insurance costs of approximately $80,000 associated with our expanded facilities and additional equipment.

Facility start-up and equipment write-offs. Facility start-up costs for the quarter ended March 29, 2008 of $5.3 million was comprised primarily of $3.4 million of salaries and personnel related costs and professional fees associated with the construction of our new facility in Massachusetts which began in September 2007. In addition, we recognized $1.9 million of equipment write-offs of our early generation Quad machines that will not be used at our Devens facility.
Other income, net. Other income, net of $6.5 million for the quarter ended March 29, 2008 was comprised of $3.8 million in net foreign exchange gains, $3.0 million in interest income, and $316,000 in interest expense. Other income, net of $940,000 for the quarter ended March 31, 2007 consisted of $599,000 in net foreign exchange gains, $1.3 million in interest income and $909,000 in interest expense. The increase in net foreign exchange gains was due primarily to our Euro denominated 30.0 million note receivable and approximately 9.0 million of Euro denominated prepaid inventory costs. The increase in interest income is attributable to our higher cash balance that resulted from the additional capital raised during the quarter ended March 29, 2008. The lower interest expense for the quarter ended March 29, 2008 is attributable to higher capitalized interest costs primarily resulting from our on-going construction of the Devens facility.
Equity income (loss) from interest in EverQ. The equity income (loss) from our interest in EverQ was $950,000 and ($24,000) for the quarters ended March 29, 2008 and March 31, 2007, respectively, which represents our one-third share of EverQ’s net income (loss) of $4.0 million and ($72,000), respectively. EverQ’s increased net income resulted primarily from its incremental production volume associated with its expanded facilities.
Net Loss. Net loss was $25,000 and $6.2 million for the quarters ended March 29, 2008 and March 31, 2007, respectively. The decrease in our net loss was due primarily to the improvement in our operating results, excluding facility start-up costs, combined with the increase in other income, net of approximately $5.6 million, offset by the costs associated with facility start-up and equipment write-offs of approximately $5.3 million.
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues; and, beginning in 2007, fees from EverQ for our marketing and sale of EverQ panels and royalty payments for our technology contribution to EverQ. At March 29, 2008, we had working capital of $212.5 million, including cash, cash equivalents and marketable securities of $206.6 million which includes our restricted cash on deposit with Deutsche Bank AG of $41.0 million.
Net cash used in operating activities was $18.1 million for the quarter ended March 29, 2008, as compared to net cash provided by operating activities of $8.5 million for the quarter ended March 31, 2007. The use of operating cash for the quarter ended March 29, 2008 resulted from an increase in the prepaid cost of inventory of $12.0 million primarily associated with the second DC Chemical polysilicon supply agreement which was entered into in January 2008 and required a nonrefundable prepayment of approximately $11.0 million. In addition, a decrease in accounts payable of $8.3 million due to timing of payments, and an increase in accounts receivable of $3.8 million due to higher sales volume which temporarily impacted operating cash. Fluctuations in accounts receivable from period to period are also a result of the timing of customer invoicing and the receipt of customer payments. These uses of cash were offset by the collection of $5.3 million of grants associated with Devens I, and the $25,000 net loss, net of non-cash charges of approximately $4.6 million. The net cash provided by operating activities in the quarter ended March 31, 2007 was due primarily to our loss of $6.2 million, offset by a decrease in accounts receivable of $11.5 million, depreciation expense of $1.5 million, and stock compensation expense of $1.5 million.
Net cash used in investing activities was $38.5 million for the quarter ended March 29, 2008 compared to net cash provided by investing activities of $14.8 million for the quarter ended March 31, 2007. Net cash used in investing activities for the quarter ended March 29, 2008 was due to the expenditures associated with our new Devens, Massachusetts manufacturing facility, and to a lesser extent, facility improvements and purchases of equipment for our Marlboro prototype manufacturing and research and development facilities. In addition, the second installment of 15 million Euros (approximately $22.2 million) was made to Silicium De Provence (Silpro) in conjunction with our loan agreement with them. These uses were offset by the net sales and maturities of marketable securities of approximately $45.2 million. The net cash provided by investing activities for the quarter ended March 31, 2007 was due to the sale and maturity of marketable securities offset primarily by purchases of equipment for our Marlboro manufacturing and research development facilities.
Capital expenditures were $62.0 million for the quarter ended March 29, 2008 compared to $3.6 million for the quarter ended March 31, 2007. Approximately $60 million of the 2008 expenditures was for the new Devens facility which will increase our production capacity in Massachusetts by approximately 160 MW in two 80 MW phases. The Commonwealth of Massachusetts support program has provided a low-cost, 30-year land lease and is expected to include up to $23.5 million in grants. Additionally, we can access up to $17.5 million in low interest loans through state sponsored programs. The remaining 2008 expenditures were primarily for facility improvements and equipment for our Marlboro facilities. As of March 29, 2008, our outstanding commitments for capital expenditures were approximately $195.3 million. Capital expenditures for the quarter ended March 31, 2007 were primarily for equipment for our Marlboro facilities.
Net cash provided by financing activities was $167.5 million for the quarter ended March 29, 2008 compared to $481,000 for the quarter ended March 31, 2007. Net cash provided by financing activities for the quarter ended March 29, 2008 resulted from the net proceeds of 18.4 million shares of our common stock sold in a public offering at $9.50 per share and which closed on February 15, 2008. Net cash provided by financing activities for the quarter ended March 31, 2007 was due to proceeds from the exercise of stock options and shares purchased under the employee stock purchase plan. On April 6, 2007, we entered into a Loan and Security Agreement with a bank for a credit facility that provides for a $25.0 million secured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on our behalf, and includes a foreign exchange sublimit and cash management services sublimit.
The Company believes that its current cash, cash equivalents, and marketable securities together with its access to the capital markets should be sufficient to fund its planned capital programs and to fund its operating expenditures over the next 12 months, including the completion of Devens I in mid-2008 and Devens II which began in March 2008 and is expected to be completed in early 2009. However, cash on hand at March 29, 2008 will not be sufficient to fully construct and equip Devens II and, therefore, the Company will be required to raise additional capital during the second quarter of 2008 or delay Devens II. The Company does not know whether it will be able to raise additional financing or whether it will be able to do so on favorable terms and in the necessary timeframe. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, further develop and expand its manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
EverQ Debt Guarantee
On April 30, 2007, we entered into a Guarantee and Undertaking agreement with Q-Cells AG and Renewable Energy Corporation ASA in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, we along with Q-Cells AG and Renewable Energy Corporation ASA, each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement. As of March 29, 2008, we have $41.0 million deposited in a Deutsche Bank AG account fulfilling our obligation under the Guarantee, which is classified as restricted cash in our balance sheet. Upon EverQ reaching certain milestones, expected to be achieved during 2008, the guarantee will be cancelled. As of March 29, 2008, the total amount of debt outstanding under the loan agreement was 102.5 million Euros (approximately $161.5 million at March 29, 2008 exchange rates) of which 57.5 million Euros was current (approximately $90.6 million at March 29, 2008 exchange rates). Repayment of the loan is due in quarterly installments through September 30, 2010.
Off-Balance Sheet Arrangements
We have routine operating leases associated with our Marlboro facilities, certain equipment, and our subordinated convertible notes which holders may convert into shares of our common stock at any time.

Contractual Obligations
The following table summarizes our contractual obligations as of March 29, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than
	Years	1 Year	1-3 Years	4-5 Years	After 5 Years
Non-cancelable operating leases	$4,044	$1,439	$2,333	$272	$—
Maturity of Convertible Debt	90,000	—	—	90,000	—
Interest expense associated with Convertible Debt	17,719	3,938	11,813	1,968	—
Capital expenditure obligations	195,295	195,295	—	—	—
Raw materials purchase commitments	827,453	54,404	282,625	240,797	249,627

Total contractual cash obligations	$1,134,511	$255,076	$296,771	$333,037	$249,627

In January 2008, we entered into a second multi-year polysilicon supply agreement with DC Chemical. The supply agreement provides the general terms and conditions pursuant to which DC chemical will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2015. We made a non refundable prepayment of approximately $11.0 million in connection with this Agreement that will be amortized as an additional cost of inventory as silicon is delivered by DC Chemical and utilized by us. The prepayment is included in the balance sheet in Prepaid Cost of Inventory. Additional nonrefundable prepayments under this agreement totaling approximately $25.6 million will be required at various times prior to the end of 2008.
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
Foreign Currency Exchange Rate Risk
For the quarter ended March 29, 2008, approximately 49% of our product revenues were denominated in Euros. As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. During 2007 and the quarter ended March 29, 2008, we entered into multi-year polysilicon supply agreements with four suppliers. The agreements have varied start and end dates and two of our agreements are denominated in Euros. Additionally, from time to time we may agree to purchase equipment and materials internationally with delivery dates as much as six to twelve months in the future. We endeavor to denominate the purchase price of this equipment and materials in United State dollars but are not always successful in doing so. To the extent that such purchases are made in foreign currency, we will be exposed to currency gains or losses.
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

Internal Control over Financial Reporting
During the quarter ended March 29, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we are not a party to any material legal proceedings within the meaning of Item 103 of Regulation S-K.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not presently that are not unique to our business or our industry, are not currently known to us or that we currently deem to be immaterial also may materially impair our business operations. The occurrence of any of the following risks could adversely affect our business, financial condition or future results of operations.. The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed.
Item 6. Exhibits

Number	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2 (1)	Second Amended and Restated By-laws (Exhibit 3.4)

3.3 (2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed on May 15, 2003 (Exhibit 4.3)

3.4 (2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company (Exhibit 4.4)

3.5 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed on August 20, 2004 (Exhibit 4.5)

3.6 (4)	Certificate of Amendment of Third Amendment and Restated Certificate of Incorporation filed on January 8, 2007 (Exhibit 3.1)

3.7(5)	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Company (Exhibit 3.4)

4.1 (6)	Indenture between the Company and U.S. Bank National Association, as Trustee, dated June 29, 2005 (Exhibit 4.4)

4.2 (6)	Form of 4.375% Convertible Subordinated Notes due 2012 (Exhibit 4.4)

10.1 (7)+	Supply Agreement by and between the Company and DC Chemical, dated January 30, 2008 (Exhibit 10.41)

10.2*	First Amendment to Amended and Restated 2000 Stock Option and Incentive Plan of the Company

Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A, filed on October 3, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1/A.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 filed on October 21, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated January 2, 2007 and filed on January 8, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(5)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 dated May 16, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 23, 2005 and filed on June 29, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 filed on February 27, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2008	EVERGREEN SOLAR, INC.
/s/ Michael El-Hillow
Michael El-Hillow
Chief Financial Officer and Secretary (Principal Financial Officer)