Form 10-Q
period 2008-06-28
EVERGREEN SOLAR INC
filed 2008-08-04
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☑
     As of July 30, 2008 the registrant had 164,686,584 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2008

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report and the documents incorporated by reference herein, contain forward-looking statements that involve risks, uncertainties and assumptions, including those discussed in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2008 and amended on April 29, 2008. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:
•	our future growth, revenue, earnings and gross margin improvement;

•	the Devens facility expansion and other potential capacity expansions, and the timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•	capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	the demand and market for solar energy, shifts in our geographic product revenue mix, and our position in the solar power market;

•	the volume of photovoltaic solar panels we will produce;

•	the making of strategic investments and expansion of strategic partnerships, manufacturing operations and distribution networks; and the future benefit of these activities;

•	operating efficiency of manufacturing facilities, including increases in manufacturing scale and technological improvements needed to continuously reduce the cost per watt to manufacture our products;

•	the sufficiency of our cash, cash equivalents, marketable securities; the establishment of a new revolving credit facility; access to capital markets to satisfy our anticipated cash requirements; and possible sales of securities and our planned use of proceeds from such sales;

•	revenue from customer contracts primarily denominated in Euros that are subject to foreign currency exchange risks from and the use of derivative financial instruments to manage those risks;

•	future plans and benefits from the EverQ joint venture, including the expansion of EverQ’s manufacturing capacity and its initial public offering;

•	our receipt or EverQ’s receipt of public grant awards and other government funding to support our expansion or EverQ’s expansion;

•	our expectations regarding product performance and cost and technological competitiveness;

•	our ability to obtain key raw materials, including silicon supply from our suppliers;

•	the benefits of our proprietary technology and new manufacturing and other developments, including our quad wafer furnace design and continued enhancements of our wafer, cell and panel production technologies; and

•	the payment of any cash dividends.
     These statements may be identified with such words as “we expect,” “we believe,” “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by distributors, suppliers and other partners, and other risks and uncertainties described herein, including but not limited to the items discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2007 filed on February 27, 2008 and amended on April 29, 2008. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to update publicly or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	June 28,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$29,428	$49,634
Marketable securities	70,275	19,174
Restricted cash	41,000	24,000
Accounts receivable, net of allowances for doubtful accounts	9,297	9,133
Grants receivable	5,818	9,557
Inventory	8,094	7,681
Prepaid cost of inventory	—	9,141
VAT receivable, net	10,549	7,891
Other current assets	7,729	8,951

Total current assets	182,190	145,162

Investment in and advances to EverQ	87,894	100,524
Restricted cash	414	236
Deferred financing costs	1,991	1,770
Loan receivable from silicon supplier	21,904	47,247
Prepaid cost of inventory	143,035	157,397
Fixed assets, net	114,641	259,652
Other assets	1,186	2,057

Total assets	$553,255	$714,045

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$57,005	$41,181
Capped call installment premiums due — current portion	—	37,146
Accrued employee compensation	4,875	4,849
Accrued interest	1,969	1,969
Accrued warranty	705	887
Other current liabilities	5,408	11,812

Total current liabilities	69,962	97,844

Subordinated convertible notes	90,000	90,000
Capped call installment premiums due	—	18,001
Deferred income taxes	—	10,317

Total liabilities	159,962	216,162
Commitments and Contingencies (Notes 7, 8 and 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 27,227,668 shares authorized	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 102,252,965 and 152,450,054 issued and outstanding at December 31, 2007 and June 28, 2008, respectively	1,023	1,524
Additional paid-in capital	521,695	630,471
Accumulated deficit	(136,280)	(145,227)
Accumulated other comprehensive income	6,855	11,115

Total stockholders’ equity	393,293	497,883

Total liabilities and stockholders’ equity	$553,255	$714,045

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter ended		Year-to-date Period Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008

Product revenues	$13,407	$18,118	$26,034	$36,377
Royalty and fee revenues	1,985	4,638	3,456	9,326

Total revenues	15,392	22,756	29,490	45,703
Cost of revenues	11,952	14,863	23,221	30,094

Gross profit	3,440	7,893	6,269	15,609

Operating expenses:
Research and development	5,233	5,887	10,368	10,830
Selling, general and administrative	5,447	5,894	10,276	10,886
Facility start-up and equipment write-offs	—	11,281	—	16,562

Total operating expenses	10,680	23,062	20,644	38,278

Operating loss	(7,240)	(15,169)	(14,375)	(22,669)

Other income (expense):
Foreign exchange gains (losses), net	145	(158)	744	3,656
Interest income	2,160	2,735	3,410	5,762
Interest expense	(927)	(46)	(1,836)	(362)

Other income, net	1,378	2,531	2,318	9,056

Loss before equity income (loss)	(5,862)	(12,638)	(12,057)	(13,613)
Equity income (loss) from interest in EverQ	(1,646)	3,716	(1,670)	4,666

Net loss	$(7,508)	$(8,922)	$(13,727)	$(8,947)

Net loss per share (basic and diluted)	$(0.09)	$(0.08)	$(0.18)	$(0.08)

Weighted average shares used in computing basic and diluted net loss per share	82,562	118,327	74,824	113,625
The accompanying notes are an integral part of these consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Year-to-date Period Ended
	June 30,	June 28,
	2007	2008
Cash flows from operating activities:
Net loss	$(13,727)	$(8,947)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	3,265	8,577
Loss on disposal of fixed assets	—	1,943
Equity (income) loss from EverQ	1,670	(4,666)
Amortization of deferred debt financing costs	222	147
Imputed interest and accretion of bond premiums	(256)	(994)
Compensation expense associated with employee equity awards	3,166	3,398
Provision for warranty	—	182
Changes in operating assets and liabilities:
Accounts receivable	8,763	164
Grants receivable	—	10,000
Inventory	(215)	413
Prepaid cost of inventory	—	(22,719)
Interest receivable	(424)	203
Other current assets	(267)	1,433
Accounts payable	(3,502)	(13,590)
Interest payable	1,968	(1,784)
Other current liabilities	370	2,014
Other	—	(4,118)

Net cash provided by (used in) operating activities	1,033	(28,344)

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(13,095)	(165,652)
Decrease (increase) in restricted cash	(41,000)	17,178
Decrease in EverQ loan	269	—
Increase in loan receivable from silicon supplier	—	(22,164)
Purchases of marketable securities	(21,327)	(1,501)
Proceeds from sale and maturity of marketable securities	28,575	52,806

Net cash used in investing activities	(46,578)	(119,333)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	171,467	166,726
Proceeds from exercise of stock options and warrants, and shares purchased under Employee Stock Purchase Plan	734	1,157

Net cash provided by financing activities	172,201	167,883

Net increase in cash and cash equivalents	126,656	20,206

Cash and cash equivalents at beginning of period	6,828	29,428

Cash and cash equivalents at end of period	$133,484	$49,634

Supplemental cash flow information:
Non-cash cost of prepaid inventory	119,914	—
The accompanying notes are an integral part of these consolidated financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2007. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 27, 2008 and amended on April 29, 2008. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at June 28, 2008, the results of operations for the quarter and year-to-date periods ended June 30, 2007 and June 28, 2008, and the cash flows for the year-to-date periods ended June 30, 2007 and June 28, 2008. The balance sheet at December 31, 2007 has been derived from audited financial statements as of that date. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2008.
The condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Operating results of its foreign subsidiary are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. Evergreen Solar has operated as one reportable segment for the quarter and year-to-date periods ended June 28, 2008.
The Company is currently a one-third owner of EverQ GmbH (“EverQ”), a joint venture with Q-Cells AG (“Q-Cells”) and Renewable Energy Corporation ASA (“REC”), and licenses to EverQ its wafer manufacturing technology used to manufacture solar panels. The Company accounts for its ownership interest in EverQ using the equity method of accounting in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” Under the equity method of accounting, the Company reports its one-third share of EverQ’s net income or loss as a single line item in its condensed consolidated income statement and its investment in EverQ as a single line item in its condensed consolidated balance sheet.
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
The Company believes that its current cash, cash equivalents, and marketable securities together with the proceeds from its convertible notes offering (see Note 7) and its access to the capital markets should be sufficient to fund its planned capital programs and to fund its operating expenditures, including the completion of the Devens facility which is expected to be completed in early 2009, begin construction of its string factory, and begin the design and construction stages of its next integrated wafer, cell and panel facility later this year. However, cash on hand at June 28, 2008 and the proceeds from the convertible notes offering will not be sufficient to fully construct and equip its next integrated facility and, therefore, the Company will be required to raise additional financing during 2009 or delay the construction of this next factory. The Company does not know whether it will be able to raise additional financing or whether it will be able to do so on favorable terms and in the necessary timeframe.
2. Net Loss per Common Share
The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarter and year-to-date periods ended June 30, 2007 and June 28, 2008 does not include approximately 20.4 million and 19.7 million potential shares of common stock equivalents outstanding at June 30, 2007 and June 28, 2008, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.
In connection with the sale of notes on June 26, 2008, the Company entered into a common stock lending agreement with an affiliate of the lead underwriter pursuant to which the Company loaned 30,856,538 shares of its common stock to the affiliate (see Note 11). These shares will be considered issued and outstanding for corporate law purposes; however, they will not be considered outstanding for the purpose of computing and reporting earnings per share because these shares must be returned to the Company no later than July 15, 2013, the maturity date of the notes.
3. Cash and Marketable Securities
Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.
The Company’s marketable securities are classified as available-for-sale. At December 31, 2007 and June 28, 2008, the Company primarily held commercial paper and corporate bonds. All commercial paper is rated A-1/P-1 or higher, corporate bonds A/A2 or higher, and asset backed securities AAA/Aaa. The investments are carried at fair market value. At December 31, 2007 and June 28, 2008, there were unrealized gains of $59,000 and $57,000, respectively, which are reported as part of stockholders’ equity.
The following table summarizes the Company’s cash, cash equivalents and marketable securities by type as of December 31, 2007 and June 28, 2008, (in thousands):

	December 31,	June 28,
	2007	2008
Cash	$23,362	$21,542
Money market funds	1,908	28,057
Certificates of deposits	1,161	35
Commercial paper	2,997	—

Subtotal cash and cash equivalents	29,428	49,634

Asset backed securities	2,982	3,004
Commercial paper	41,490	—
Corporate bonds	25,803	16,170

Subtotal marketable securities	70,275	19,174

Total cash, cash equivalents and marketable securities	$99,703	$68,808

4. Inventory
     Inventory consisted of the following at December 31, 2007 and June 28, 2008 (in thousands):

	December 31,	June 28,
	2007	2008
Raw materials	$6,468	$6,396
Work-in-process	1,014	878
Finished goods	612	407

	$8,094	$7,681

Prepaid cost of inventory	$143,035	$166,538
Less: current portion	—	9,141

Noncurrent portion	$143,035	$157,397

The Company has entered into multiple multi-year silicon supply agreements, several of which required advanced funding under the contract. These prepayments, which are non-refundable, are presented on the balance sheet in Prepaid Cost of Inventory and will be amortized as an additional cost of inventory as silicon is delivered and utilized by the Company. Additional nonrefundable prepayments under all of the Company’s silicon supply agreements totaling approximately $19.6 million will be required at various times prior to the end of 2008.
On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silicium de Provence S.A.S (“Silpro”). This supply agreement provides the general terms and conditions pursuant to which Silpro will supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the Silpro supply agreement, the Company agreed to loan Silpro 30 million Euros (approximately $47.2 million at June 28, 2008 exchange rates) at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time are treated as an adjustment to the cost of inventory. Half of the loan amount was advanced to Silpro in 2007 and the remaining 15 million Euros advanced in 2008. The loan and accrued interest are due five years from the advance of the second installment. This loan is presented on the balance sheet as loan receivable from silicon supplier.

5. Fixed Assets
Fixed assets consisted of the following at December 31, 2007 and June 28, 2008 (in thousands):

	Useful	December 31,	June 28,
	Life	2007	2008

Laboratory and manufacturing equipment	3-7 years	$53,323	$66,505
Computer and office equipment	3-7 years	1,320	1,671
Leasehold improvements	Lesser of 15 to 20	13,592	13,770
	years or lease term
Assets under construction		67,125	206,528

		135,360	288,474
Less: Accumulated depreciation		(20,719)	(28,822)

		$114,641	$259,652

During 2007, the Commonwealth of Massachusetts support program awarded the Company $20.0 million in grants to fund, in part, the construction of its Devens, Massachusetts manufacturing facility, of which substantially all has been earned and $10.0 million had been received as of June 28, 2008. The grant earned to date has been capitalized as a reduction of the construction costs all of which are included in assets under construction. The funds granted are subject to repayment by the Company if, among other conditions, the Devens manufacturing facility does not create and maintain 350 new jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs per annum that are not created. Because the Company has the ability and intent to satisfy the obligations under the awards, grants received will be amortized over the same period as the underlying assets to which they relate.
During the second quarter of 2008 and in conjunction with its ramp up of the Devens manufacturing facility, the Company began to ramp down the manufacturing activities at its Marlboro, Massachusetts facility. Fixed assets with a total net book value of approximately $10.3 million are expected to be taken out of service by the end of 2008, and will be depreciated ratably through December 31, 2008, resulting in incremental depreciation of approximately $2.7 million per quarter.
As of June 28, 2008, the Company had outstanding commitments for capital expenditures of approximately $116.9 million, primarily for the construction and equipment for its new Devens facility and equipment for its Marlboro facility.
6. Investment in EverQ
The Company owns one-third of EverQ and therefore applies the equity method of accounting for its share of EverQ’s operating results in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.”
The financial information for EverQ for the quarter and year-to-date periods ended June 30, 2007 and June 28, 2008 is as follows (in thousands):

	Quarter Ended		Year-To-Date Period Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008
Revenue	$31,300	$91,972	$58,901	$174,246
Cost of goods sold	29,352	69,598	51,143	136,465
Other expenses	6,885	12,355	12,767	23,782
Net income (loss)	(4,937)	10,019	(5,009)	13,999

	December 31,	June 28,
	2007	2008
Current assets	$205,460	$224,763
Non-current assets	350,155	414,954
Current liabilities	141,068	164,880
Non-current liabilities	282,293	317,195
EverQ has received notification that the European Commission is reexamining the grounds for granting EverQ certain investment aid relating to the construction of the EverQ1 and EverQ2 facilities. Approximately 10.0 million Euros relating to EverQ1, which has been received by EverQ, and up to 20.0 million Euros relating to EverQ2 which has been earned but yet to be received are currently under review. After careful review, EverQ believes that it properly qualified for the investment grants previously received and qualifies for the investment grants yet to be paid and will challenge the Commission’s assertion. Accordingly, no repayment provisions have been made.
Evergreen Solar Loans to EverQ
In January 2007, the Company, REC and Q-Cells entered into a shareholder loan agreement with EverQ. Under the terms of the shareholder loan agreement, EverQ repaid all outstanding shareholder loans, plus accrued interest in exchange for a new shareholder loan of 30 million Euros from each shareholder. The table below summarizes the principal and terms of this outstanding loan as of June 28, 2008:

Date of Loan	Principal (EUR)	Principal (USD)	Interest Rate	Date Due

January 25, 2007	€30,000,000	$47,247,000	5.43%	December 31, 2009
7. Long-Term Debt
Subordinated Convertible Notes
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
The Company incurred financing costs of approximately $3.1 million which are being amortized ratably over the seven year term of the notes. For each of the quarters ended June 30, 2007 and June 28, 2008, the company recorded approximately $984,000 in interest expense associated with the Notes, and capitalized interest of approximately $180,000 and $984,000, respectively. For each of the year-to-date periods ended June 30, 2007 and June 28, 2008, the company recorded approximately $2.0 million in interest expense associated with the Notes, and capitalized interest of approximately $366,000 and $1.8 million, respectively.
On July 7, 2008, the Company announced that it had requested U.S. Bank National Association, as trustee under the indenture, to issue a notice of redemption to holders of the Notes to redeem on July 22, 2008 (the “Redemption Date”) all of the outstanding Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the Redemption Date. All of the notes were converted to common stock of the Company and the Company issued 12,178, 607 shares of common stock to the note holders on July 22, 2008.
Senior Convertible Notes
On June 26, 2008, the Company entered into an underwriting agreement for the sale by the Company to the public of $325.0 million aggregate principal amount of 4% Senior Convertible Notes due 2013 (the “Senior Notes”). The Company granted to the underwriters a 30-day option to purchase up to an additional $48.75 million aggregate principal amount of Senior Notes. On July 2, 2008, the Company completed its public offering of $373.75 million aggregate principal amount of its Senior Notes which includes the underwriters exercise of their option. Net proceeds to the Company from the offering, including the cost of the capped call transaction (see Capped Call), were approximately $325.8 million.
The Senior Notes bear interest at the rate of 4% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2009. The Senior Notes will mature on July 15, 2013 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The Senior Notes will not be redeemable at the Company’s option prior to the stated maturity date. If certain fundamental changes occur at any time prior to maturity, holders of the Senior Notes may require the Company to repurchase their Senior Notes in whole or in part for cash equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase.
The Senior Notes are convertible into cash up to their principal amount and shares of the Company’s common stock for the remainder, if any, of the conversion value in excess of such principal amount at the initial conversion rate of 82.5593 shares of common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $12.1125 per share), subject to adjustment. Subject to certain adjustments, exceptions and limitations, the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading at the conversion price of $12.1125 (or lower) would receive $1,000 (or less) in cash, and the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading above the conversion price of $12.1125 would receive $1,000 in cash and shares of the Company’s common stock to the extent that the market value of the Company’s common stock multiplied by the conversion rate, which is initially 82.5593, exceeds $1,000. If a non-stock change of control occurs and a holder elects to convert Senior Notes in connection with such non-stock change of control, such holder may be entitled to an increase in the conversion rate. The conversion rate may also be adjusted under certain other circumstances, including, but not limited to, the issuance of stock dividends and payment of cash dividends.
Capped Call
In connection with the Company’s Senior Notes offering on June 26, 2008, the Company entered into a capped call transaction with respect to the Company’s common stock (the “Capped Call”) with an affiliate (the “Affiliate”) of the lead underwriter in order to reduce the dilution that would otherwise occur as a result of new common stock issuances upon conversion of the Senior Notes. The Capped Call has an initial strike price of $12.1125 per share, subject to certain adjustments, which matches the initial conversion price of the Senior Notes, and has a cap price of $19.00 per share. The Capped Call reduces the dilution that would otherwise occur as a result of new common stock issuances upon conversion of the Senior Notes by requiring the Affiliate to deliver to the Company upon such conversion the same number of shares of common stock that the Company would be required to deliver for conversions up to the cap price of $19.00. Therefore, for each share of common stock delivered by the Company to the note holders in connection with a conversion of Senior Notes up to the cap price of $19.00 per share, the Affiliate will deliver to the Company one share of common stock.
If, however, the market value per share of the Company’s common stock, as measured under the terms of the Capped Call, exceeds the cap price, there would be dilution to the extent that the then market value per share exceeds the cap price. This means that if Senior Notes are converted when the Company’s common stock is trading at more than $19.00 per share, the shares issued by the Company upon conversion with respect to amounts in excess of that price will not be offset by delivery to the Company of additional shares by the Affiliate.
The cost to the Company of the Capped Call is approximately $68.1 million of which approximately $39.5 million will be paid in July 2008 and the remainder will be paid in installments over the term of the Senior Notes. The up-front Capped Call premium due plus the present value of the future installments were recorded in additional paid-in capital. The obligations of the Affiliate under the Capped Call are guaranteed by the lead underwriter.
In connection with the sale of the Senior Notes, the Company entered into a common stock lending agreement (see Note 11 Common Stock Lending Agreement).
8. Line of Credit
The Company had a $25.0 million line of credit that matures on July 4, 2008. However, the Company is currently negotiating a new larger credit facility with the bank for its prior credit facility. During this time, the bank has waived the cash collateralization requirement. As of June 28, 2008, there were approximately $2.2 million of secured letters of credit outstanding.
9. Guarantor Arrangements
The following is a summary of the Company’s guarantor arrangements.
Product Warranty
The Company’s current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. The Company has provided for estimated future warranty costs of $887,000 representing its best estimate of the likely expense associated with fulfilling its obligations under such warranties. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known. The following table summarizes the activity regarding the Company’s warranty accrual for the year-to-date period ended June 28, 2008 (in thousands):

Balance at December 31, 2007	$705
Warranty costs accrued	182

Balance at June 28, 2008	$887

EverQ Debt Guarantee
On April 30, 2007, the Company, Q-Cells and REC entered into a Guarantee and Undertaking Agreement in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, the Company, Q-Cells and REC each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement. As of June 28, 2008, the Company has $24.0 million deposited in a Deutsche Bank AG account fulfilling its obligation under the Guarantee, which is classified as restricted cash on the balance sheet. As of June 28, 2008, the total amount of debt outstanding under the loan agreement was 100.0 million Euros (approximately $157.5 million at June 28, 2008 exchange rates) of which 62.5 million Euros was current (approximately $98.4 million at June 28, 2008 exchange rates). Repayment of the loan is due in quarterly installments through September 30, 2010.
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
Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.
Valuation Hierarchy
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
     Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
     Level 2-Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
     Level 3-Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 28, 2008 (in thousands):

			Using Significant	Using Significant
	Total	Quoted Prices in	Other Observable	Unobservable
	Carrying	Active Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Money markets	$28,057	$28,057	$—	$—
Certificate of deposit	35	—	35	—
Marketable securities	19,174	—	19,174	—
Valuation Techniques
Money Market funds are measured at fair value using unadjusted quoted prices in active markets for identical securities and are classified within Level 1 of the valuation hierarchy. Marketable securities are measured using quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) and inputs that are derived principally from or corroborated by observable market data by correlation or other means and are classified within Level 2 of the valuation hierarchy.
11. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. As of December 31, 2007, the Company had 150,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. At the Company’s annual meeting of stockholders on June 18, 2008, the stockholder’s approved a resolution increasing the number of authorized shares of common stock from 150,000,000 to 250,000,000, the amount reflected on the Company’s balance sheet as of June 28, 2008. In addition 1,500,000 shares were authorized for future issuance under the Company’s 2000 Stock Option and Incentive Plan. At June 28, 2008, 12,150,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and approximately 467,000 shares were reserved for issuance upon conversion of outstanding warrants from a June 2004 warrant agreement.
On April 17, 2007, the Company entered into a multi-year silicon supply agreement with DC Chemical Co., Ltd. (“DC Chemical”) under which DC Chemical will supply the Company with silicon at fixed prices beginning in 2008 and continuing through 2014. Concurrent with the execution of the supply agreement, DC Chemical purchased 3.0 million shares of the Company’s common stock at the then current market value. In addition, the Company issued an additional 10.75 million shares of transfer restricted common stock. The restrictions on the common stock will lapse upon the delivery of 500 metric tons of silicon to the Company by DC Chemical. Issuance of the restricted shares represented a prepayment of inventory cost valued at approximately $119.9 million, based on the issuance date market price of the Company’s common shares adjusted for a discount to reflect the transfer restriction, and will be amortized as an additional cost of inventory as silicon is delivered by DC Chemical and utilized by the Company. When the transfer restriction on these shares lapse, the Company will record an additional cost of inventory equal to the value of the discount associated with the restriction at that time.
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
On February 15, 2008, the Company closed a public offering of 18.4 million shares of its common stock, which included the exercise of an underwriters’ option to purchase 2.4 million additional shares. The shares of common stock were sold at a per share price of $9.50 (before underwriting discounts). The net proceeds to the Company from the public offering were approximately $166.7 million.
Common Stock Lending Agreement
Concurrent with the offering and sale of the Senior Notes on June 26, 2008, the Company entered into a common stock lending agreement (the “Common Stock Lending Agreement”) with an affiliate (the “Common Stock Borrower”) of the lead underwriter, pursuant to which the Company loaned 30,856,538 shares of its common stock (the “Borrowed Shares”) to the Common Stock Borrower. The Common Stock Borrower offered the 30,856,538 shares in a separate registered offering. The Common Stock Borrower received all of the proceeds from the sale of the borrowed common stock. In consideration for the issuance of the Borrowed Shares, the Common Stock Borrower paid the Company a nominal loan fee. The Common Stock Borrower is required to deliver to the Company 30,856,538 shares of its common stock upon the earliest of (i) July 15, 2013, (ii) the Company’s election, at such time that the entire principal amount of notes ceases to be outstanding, (iii) the mutual agreement of the Company and the Common Stock Borrower, (iv) the Company’s election, upon a default by the Common Stock Borrower, and (v) the Common Stock Borrower’s election, at any time. The obligations of the Common Stock Borrower under the Common Stock Lending Agreement are guaranteed by the lead underwriter.
The Borrowed Shares are considered to be issued and outstanding for corporate law purposes and holders of the Borrowed Shares have all of the stockholder rights of a holder of the Company’s common stock, including the right to vote and to receive dividends. However, if at any time when there are Borrowed Shares outstanding, the Company pays a dividend or makes a distribution in respect of its outstanding common stock, the Common Stock Borrower has agreed to pay to the Company, whether or not the Common Stock Borrower is a holder of any or all of the outstanding Borrowed Shares, an amount in cash equal to the dividend or distribution received by the holders of the Borrowed Shares. The Common Stock Borrower has also agreed that to the extent it or any of its affiliates is the record owner of any Borrowed Shares, it or they will not vote or provide any consent or take any similar action with respect to the Borrowed Shares on any matter submitted to a vote of the Company’s stockholders. The Borrowed Shares will not, however, be considered outstanding for the purpose of computing and reporting earnings per share because the Borrowed Shares must be returned to the Company no later than July 15, 2013, the maturity date of the Senior Notes.
12. Comprehensive Income (Loss)
Comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income (loss) for the quarter and year-to-date periods ended June 30, 2007 and June 28, 2008, respectively (in thousands):

	Quarter Ended		Year-To-Date Period Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008

Net loss	$(7,508)	$(8,922)	$(13,727)	$(8,947)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	2	(69)	4	(3)
Cumulative translation adjustments	291	150	522	4,263

Total comprehensive loss	$(7,215)	$(8,841)	$(13,201)	$(4,687)

13. Stock Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations under Statement of Financial Accounting Standards No. 123— (revised 2004) “Share-Based Payment” (“SFAS 123R”) (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008
Cost of revenue	$199	$229	$344	$476
Research and development expenses	412	381	773	723
Selling, general and administrative expenses	1,078	1,003	2,049	1,732
Facility start-up	—	252	—	467

	$1,689	$1,865	$3,166	$3,398

Stock Incentive Plan
The Company is currently authorized to issue up to 12,150,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 2,257,000 shares are available for future issuance or future grant as of June 28, 2008. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All options granted will expire ten years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.
Stock option activity under the 2000 Plan for the year-to-date period ended June 28, 2008 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)

Outstanding at January 1, 2008	4,185	$4.43
Granted	—	—
Exercised	360	2.43
Forfeited	14	5.18

Outstanding at June 28, 2008	3,811	$4.62

The following table summarizes information about stock options outstanding at June 28, 2008:

			Options Outstanding		Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
		(in thousands)			(in thousands)
$0.87	$1.60	82	4.80	$1.52	82	$1.51
1.61	1.61	1,638	5.45	1.61	1,638	1.61
1.68	2.40	503	5.39	2.11	452	2.08
2.45	4.70	382	5.82	3.61	291	3.57
5.00	7.30	507	6.48	6.92	388	6.90
7.59	13.39	305	6.80	9.65	245	9.83
13.97	13.97	8	7.58	13.97	4	13.97
14.00	14.00	35	2.35	14.00	35	14.00
15.09	15.09	335	7.66	15.09	167	15.09
19.00	19.00	16	2.35	19.00	16	19.00

		3,811	5.87	$4.62	3,318	$3.98

The aggregate intrinsic value of outstanding options as of June 28, 2008 was $21.8 million, of which $20.5 million relates to options that were vested. The aggregate intrinsic value of outstanding options as of December 31, 2007 was $53.8 million, of which $47.3 million relates to options that were vested. The intrinsic value of options exercised for the year-to-date period ended June 28, 2008 was approximately $3.9 million. As of June 28, 2008, there was $2.8 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. Total cash received from the exercise of stock options was $209,000 and $875,000 for the quarter and year-to-date periods ended June 28, 2008.
The Company estimates the fair value of stock options using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. There were 16,000 options granted for the quarter and year-to-date period ended June 30, 2007 and no options granted for the year-to-date period ended June 28, 2008.
The Company values restricted stock units and restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures. Restricted stock activity for the year-to-date period ended June 28, 2008 is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)

Outstanding at January 1, 2008	2,837	$11.02
Granted	573	9.45
Vested	186	10.22
Forfeited	28	10.13

Outstanding at June 28, 2008	3,196	$10.80

Included in outstanding restricted shares are 1.6 million shares of performance-based restricted stock. The Company granted 800,000 shares of performance-based restricted stock to its executive officers in February 2007 and 100,000 shares to a Company executive officer in July 2007, all of which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2012. Also, in February 2006, the Company granted 800,000 shares of performance based restricted stock to the Company’s executive officers, of which 100,000 shares have since been cancelled due to an employee termination, which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2011. The Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $18.2 million of compensation expense associated with these performance-based awards if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.
The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of June 28, 2008 was $31.1 million. During the year-to-date period ended June 28, 2008, approximately 186,000 shares of restricted stock vested, with an aggregate vest-date fair value of approximately $1.9 million.
As of June 28, 2008, there was $13.9 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 2.9 years.
14. Facility Start-up Costs and Equipment Write-offs
In preparation for the operation of its Devens facility, the Company has incurred start-up costs of approximately $11.3 million and $16.6 million for the quarter and year-to-date periods ended June 28, 2008, respectively. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with preparing and qualifying the facility for production. In addition, the Company recognized $1.9 million of equipment write-offs of its early generation Quad machines that are no longer in use and will not be used at its Devens facility, and approximately $2.7 million of accelerated depreciation associated with scaling back its Marlboro location to a pilot operation.
15. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of January 1, 2007 and at June 28, 2008, the Company had no accrued interest related to uncertain tax positions. The Company files federal, state and foreign income tax returns. As the Company is in a loss carry forward position, the Company is generally subject to U.S. federal, state and local income tax examinations by tax authorities for all years for which a loss carry forward is available.
As a result of additional investments made in EverQ by the Company’s strategic partners in 2006 and 2007, the Company has recorded a deferred income tax liability of $10.3 million associated with the gains recognized from these additional investments, in addition to cumulative translation adjustments. The corresponding amounts are included in shareholders equity. Certain of these amounts should have been recorded with the corresponding gains recorded in 2006 and 2007. Management has concluded that the impact of these adjustments on the current and prior periods is immaterial.
16. Geographical and Customer Concentration of Revenue Information
Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenue:

	Year-to-Date Period Ended
	June 30,	June 28,
	2007	2008
By geography:
United States	82%	51%
Europe	3%	46%
Korea	14%	2%
Others	1%	1%

	100%	100%

By customer:
PowerLight	21%	52%
Ralos Vertriebs GmbH	2%	20%
S.A.G. Solarstrom Vertriebs GmbH	—	10%
Woojin Electric Machinery Co. Ltd.	14%	2%
AEE Solar	10%	—
SunEdison	20%	—
groSolar	13%	—
All other	20%	16%

	100%	100%

17. Related Party Transactions
In the normal course of business, the Company purchases silicon from REC and DC Chemical under existing supply agreements. For the quarters ended June 30, 2007 and June 28, 2008, the Company purchased silicon from REC for $690,000 and $706,000, respectively. For the year-to-date periods ended June 30, 2007 and June 28, 2008, the Company purchased silicon from REC for $1.7 million and $1.5 million, respectively. For the quarter and year-to-date periods ended June 28, 2008, the Company purchased silicon for $1.3 million and $1.4 million from DC Chemical, respectively. As of June 28, 2008, the Company had $235,000 outstanding to REC and $634,000 outstanding to DC Chemical.
The Company receives fees from EverQ for its marketing and sale of EverQ panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to EverQ, which combined totaled approximately $2.0 million and $4.6 million for the quarters ended June 30, 2007 and June 28, 2008, respectively, and $3.5 million and $9.3 million for the year-to-date periods ended June 30, 2007 and June 28, 2008, respectively. The Company also receives payments from EverQ as a reimbursement of certain research and development and other support costs it incurs that benefit EverQ. For the quarters ended June 30, 2007 and June 28, 2008, the Company earned $433,000 and $116,000, respectively, from EverQ for reimbursement of research and development costs and other support costs. For the year-to-date periods ended June 30, 2007 and June 28, 2008, the Company earned $1.2 million and $339,000, respectively, from EverQ for reimbursement of research and development costs and other support costs. In addition, during the normal course of operations, the Company may buy or sell materials from/to EverQ. For the quarters ended June 30, 2007 and June 28, 2008, the Company purchased $280,000 and $48,000, respectively, of materials from EverQ. For the year-to-date periods ended June 30, 2007 and June 28, 2008, the Company purchased $668,000 and $107,000, respectively. The Company sold $78,000 and $6,000 of materials to EverQ during the quarters ended June 30, 2007 and June 28, 2008, respectively, and sold $80,000 and $371,000 of materials to EverQ during the year-to-date periods ended June 30, 2007 and June 28, 2008, respectively. At June 28, 2008 amounts due from EverQ of $4.3 million and amounts due to EverQ of $12.5 million are included in the accompanying condensed consolidated balance sheets.
18. Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this FSP on its consolidated financial statements.
In April 2008, the FASB issued FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FAS 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FAS No. 142-3 will have on its financial statements.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which begins with the Company’s 2010 fiscal year. The Company is currently evaluating the impact that FAS No. 161 will have on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a FASB Statement of Position that amends SFAS No. 157 to delay its effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. Accordingly, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements and there was no significant impact of adoption on the consolidated financial statements. The provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities and the Company is currently evaluating the potential impact, if any, on the consolidated financial statements.
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
In December 2007, the FASB issued SFAS 141(R) “Business Combinations”. This statement is effective for fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009. The objective of the statement is to establish principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our most recent Annual Report on Form 10-K.
Executive Overview
We develop, manufacture and market String RibbonTM solar panels utilizing our proprietary wafer manufacturing technology. Our wafer manufacturing technology provides a cost-effective process for manufacturing ribbons of multi-crystalline silicon that are then cut into wafers. These wafers are the primary components of photovoltaic (PV) cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies, combined with our integrated manufacturing process know-how, offer significant cost and manufacturing advantages over competing silicon-based PV technologies. With current silicon consumption of less than five grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately 50% of the silicon used by conventional sawing wafer production processes. We believe future enhancements to our technology will enable us to gradually reduce our silicon consumption to approximately one-and-a-half grams per watt by 2014.
Our wafer manufacturing technology is used, on a much larger scale, by EverQ GmbH or EverQ, our joint venture with Q-Cells AG, or Q-Cells (the world’s largest independent manufacturer of solar cells), and Renewable Energy Corporation ASA, or REC (one of the world’s largest manufacturers of solar-grade silicon and multi-crystalline wafers, and the main supplier of silicon to EverQ). EverQ began operations in mid-2006 and has grown to approximately 85 megawatts, or MW, of annual production capacity from two manufacturing facilities. One MW of electricity is enough to power approximately 250 homes per year on average.
Through intensive research and design efforts we have significantly enhanced our wafer manufacturing technology and our ability to manufacture multi-crystalline silicon wafers. Our Devens facility will utilize quad wafer furnace equipment, which grows four silicon ribbons from one furnace as compared to the dual ribbon furnaces used in the Marlboro facility and EverQ’s facilities. Our quad furnace incorporates a state of the art automated wafer cutting technology that we expect will further improve our manufacturing process when it is used in our Devens facility and future facilities. We have used quad wafer furnaces to produce a limited quantity of silicon wafers in our Marlboro facility that have been used to produce solar panels and have been sold to our distribution partners.
We will begin production of solar panels in our Devens facility during the summer of 2008. By early 2009, the Devens facility is expected to be operating at an annual production capacity of approximately 80 MW. Upon reaching full production capacity, which is scheduled to occur in late 2009, the Devens facility is expected to be operating at an annual production capacity of approximately 160 MW.
We believe that our current cash, cash equivalents, and marketable securities together with the proceeds from our convertible notes offering (see Note 7 of our condensed consolidated financial statements) and our access to the capital markets should be sufficient to fund our planned capital programs and to fund our operating expenditures, including the completion of the Devens facility which is expected to be completed in early 2009, begin construction of our string factory, and begin the design and construction stages of our next integrated wafer, cell and panel facility later this year. However, cash on hand at June 28, 2008 and the proceeds from the convertible notes offering will not be sufficient to fully construct and equip our next integrated facility and, therefore, we will be required to raise additional financing during 2009 or delay the construction of this next factory. We do not know whether we will be able to raise additional financing or whether we will be able to do so on favorable terms and in the necessary timeframe.
In connection with our manufacturing expansion plans, we have entered into multi-year silicon supply agreements and multi-year panel sales agreements. Under our silicon supply agreements with DC Chemical Co., Ltd. (or DC Chemical), Wacker Chemie AG (or Wacker), Solaricos Trading, LTD (or Nitol) and Silicium de Provence S.A.S. (or Silpro), we have silicon under contract to reach annual production levels of approximately 135 MW in 2009, 300 MW in 2010, 600 MW in 2011 and 850 MW in 2012; and we plan to expand our manufacturing operations accordingly. The combined production of our Devens facility and EverQ will be used to satisfy the requirements of the sales agreements which we have entered with our customers. During the year-to-date period ended June 28, 2008 the Company entered into four multi-year solar panel supply agreements, two of which are denominated in Euros, with a combined current sales value of approximately $1.5 billion. On July 14, 2008, we entered into an additional Euro-denominated, multi-year solar panel supply agreement with a current sales value of approximately $1.2 billion. These supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from the Company specified annual quantities of solar panels beginning primarily in the second half of 2008 and continuing through 2013.
On October 25, 2007, we and our two EverQ partners approved the construction of EverQ’s third manufacturing facility, EverQ 3, in Thalheim, Germany, which is expected to increase EverQ’s annual production capacity to approximately 180 MW by the second half of 2009. Our quad wafer furnaces will be used by EverQ as it expands its own production capacity. EverQ will pay us a market-based royalty based on actual cost savings realized using our quad wafer furnaces in EverQ 3 as compared to our dual wafer furnaces, which are in use at EverQ’s two current facilities. We and our partners have also agreed to pursue an initial public offering of EverQ’s stock and expand EverQ’s annual production capacity to approximately 600 MW by 2012. Provided that EverQ becomes publicly traded prior to December 31, 2009, REC will supply EverQ an additional supply agreement for silicon to support this planned capacity expansion.
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
Accounting for EverQ
We own one-third of EverQ and therefore apply the equity method of accounting for our share of EverQ’s operating results in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.”
We market and sell all solar panels manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We receive fees from EverQ resulting from the sale of EverQ’s solar panels. During the quarter and year-to-date periods ended June 28, 2008, we received a fee of 1.6% of gross EverQ revenue relating to the sales and marketing of solar panels. In addition, we received royalty payments for our ongoing technology agreement with EverQ. Taken together, the sales and marketing fee and royalty payments totaled approximately 5.0% and 5.4% of gross EverQ revenue for the quarter and year-to-date periods ended June 28, 2008, respectively. We will also receive payments from EverQ to reimburse us for certain research and development and other support costs we incurred that could benefit EverQ. Income statement classification of these research and development reimbursement payments depends on how we are reimbursed.
For the quarter and year-to-date periods ended June 30, 2007 and June 28, 2008, we earned approximately $2.0 million, $4.6 million, $3.5 million and $9.3 million, respectively, from EverQ for royalty and selling fees and $433,000, $116,000, $1.2 million and $339,000, respectively, from EverQ for reimbursement of research and development costs, and other support costs.
Revenue Recognition and Allowance for Doubtful Accounts
We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell our products to end users throughout the world. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by EverQ. Reported product revenues represented 87%, 80%, 88% and 80% for the quarter and year-to-date periods ended June 30, 2007 and June 28, 2008, respectively. International product sales accounted for approximately 18%, 47%, 18% and 49% for the quarter and year-to-date periods ended June 30, 2007 and June 28, 2008, respectively.
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
Warranty

We have provided for estimated future warranty costs of approximately $887,000 as of June 28, 2008, representing our best estimate of the likely expense associated with fulfilling our obligations under such warranties. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
Stock-based Compensation
We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period, in accordance with the provisions of Statement of Financial Accounting Standards No. 123 — (revised 2004), “Share-Based Payment” (“SFAS 123R”). Total equity compensation expense recognized during each of the quarter and year-to-date periods ended June 30, 2007 and June 28, 2008, was approximately $1.7 million, $1.9 million, $3.2 million and $3.4 million, respectively. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of January 1, 2006 will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures for prior periods.
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
Facility start-up and equipment write-offs. Facility start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a new facility before it has been qualified for full production. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant expansion program to the extent we cannot capitalize these expenditures. In addition, it includes the cost of obsolete equipment that results from the development of next generation technology, and the cost of scaling back our Marlboro location to a pilot operation as its production capacity is transitioned to the Devens, Massachusetts facility currently under construction. We expect to incur significant facility start-up expenses as we continue to plan, construct and qualify new facilities.
Other income (expense), net. Other income (expense) consists of interest income primarily from interest earned on the holding of short-term marketable securities, bond premium amortization (or discount accretion), interest expense on outstanding debt and net foreign exchange gains and losses.
Equity income (loss) from interest in EverQ. For the quarter and year-to-date periods ended June 30, 2007 and June 28, 2008, EverQ recorded approximately ($4.9) million, $10.0 million, ($5.0) million and $14.0 million of net income (loss), respectively, of which we recorded our one-third share of approximately ($1.6) million, $3.7 million, ($1.7) million and $4.7 million in our condensed consolidated statements of operation.
Comparison of Quarters Ended June 30, 2007 and June 28, 2008
Revenues. Our product revenues for the quarter ended June 28, 2008 were $18.1 million, an increase of $4.7 million, or 35%, from $13.4 million for the quarter ended June 30, 2007. The increase in product revenues is primarily the result of increased sales volume of approximately 23% which resulted from improved yields and added wafer capacity in our Marlboro facility in addition to higher average effective selling prices of approximately 10% that resulted primarily from a geographic shift in sales to Europe. Royalty revenue and marketing and selling fees from EverQ for the quarter ended June 28, 2008 were $4.6 million, an increase of $2.7 million, or 134%, from $2.0 million for the quarter ended June 30, 2007. The increase in royalty revenue and marketing and selling fees from EverQ was mainly due to the increased sales volume at EverQ which began production at its second facility during the second quarter of 2007.
International product revenues accounted for approximately 47% and 18% of total revenues for the quarters ended June 28, 2008, and June 30, 2007, respectively. Throughout most of 2007 orders were largely fulfilled based upon geography. More than half of the product produced at EverQ was distributed to customers in Europe and the majority of the product produced at our Marlboro facility was distributed to customers in the United States which allowed us to efficiently manage worldwide distribution of product based on our wafer manufacturing technology. During the second quarter of 2008, approximately half of our product shipments were to Europe in order to respond to specific customer demand.

The following table summarizes the concentration of quarterly product revenues by geography and customer:

	Quarter Ended
	June 30,	June 28,
	2007	2008
By geography:
United States	82%	53%
Europe	7%	42%
Korea	10%	3%
Others	1%	2%

	100%	100%

By customer:
PowerLight	17%	52%
Ralos Vertriebs GmbH	4%	24%
S.A.G. Solarstrom Vertriebs GmbH	—	4%
Woojin Electric Machinery Co. Ltd.	10%	3%
AEE Solar	16%	—
SunEdison	23%	—
groSolar	14%	—
All other	16%	17%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the quarter ended June 28, 2008 was approximately $14.9 million, an increase of approximately $2.9 million, or 24%, from $12.0 million for the quarter ended June 30, 2007. Gross margin for the quarter ended June 28, 2008 was 34.7% as compared to 22.3% for the quarter ended June 30, 2007. The increase in gross margin resulted from the increase in product sales, higher royalty and selling fees, and higher silicon scrap sales offset by lower support costs allocated to research and development supporting pilot programs. The main purpose of our Marlboro facility is to develop and prototype new manufacturing process technologies which, when developed, will be employed in new factories. As such, our manufacturing costs incurred in Marlboro are substantially burdened by additional engineering costs and also reflect inefficiencies typically inherent in pilot and development operations.
Due to the pilot manufacturing nature of our existing Marlboro facility, we do not expect substantial improvements in gross margins generated by product sold from this facility. We do expect, however, that as we scale to capacity at our Devens facility product gross margins should improve substantially.
Research and development expenses. Our research and development expenses for the quarter ended June 28, 2008 were approximately $5.9 million (net of $116,000 of reimbursements from EverQ), an increase of approximately $654,000 or 12%, from $5.2 million (net of $433,000 of reimbursements from EverQ) for the quarter ended June 30, 2007. The increase is primarily attributable to higher depreciation expense of approximately $1.5 million associated with the expanded R&D facilities and associated equipment additions in addition to higher outside professional fees of approximately $475,000 associated with on-going projects. These increases were offset by lower compensation and related costs of approximately $407,000, the majority of which relates to the realignment of personnel to directly support manufacturing, in addition to lower allocated manufacturing support costs.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended June 28, 2008 were approximately $5.9 million, an increase of $447,000, or 8%, from $5.4 million for the quarter ended June 30, 2007. The increase in selling, general, and administrative expenses was primarily attributable to increased compensation and related costs of approximately $400,000 associated with additional personnel, and higher depreciation costs of approximately $53,000 associated with IT related purchases.

Facility start-up and equipment write-offs. Facility start-up costs for the quarter ended June 28, 2008 of $11.3 million was comprised primarily of $8.6 million of salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with the construction of our new facility in Massachusetts which began in September 2007. During the second quarter of 2008 and in conjunction with our ramp up of the Devens facility, we began to ramp down the manufacturing activities at our Marlboro facility. Fixed assets with a total net book value of approximately $10.3 million are expected to be taken out of service by the end of 2008, and will be depreciated ratably through December 31, 2008, resulting in incremental depreciation of approximately $2.7 million per quarter.
Other income, net. Other income, net of $2.5 million for the quarter ended June 28, 2008 was comprised of $158,000 in net foreign exchange losses, $2.7 million in interest income, and $46,000 in interest expense. Other income, net of $1.4 million for the quarter ended June 30, 2007 consisted of $145,000 in net foreign exchange gains, $2.2 million in interest income and $927,000 in interest expense. The increase in net foreign exchange losses was due primarily to our Euro denominated 30.0 million loan receivable from a silicon supplier and approximately 9.0 million of Euro denominated prepaid inventory costs. The increase in interest income is attributable to our higher cash balance that resulted from the additional capital raised during the first quarter of 2008 in addition to interest earned on our loan receivable. The lower interest expense for the quarter ended June 28, 2008 is attributable to higher capitalized interest costs primarily resulting from our on-going construction of the Devens facility.
Equity income (loss) from interest in EverQ. The equity income (loss) from our interest in EverQ was $3.7 million and ($1.6) million for the quarters ended June 28, 2008 and June 30, 2007, respectively, which represents our one-third share of EverQ’s net income (loss) of $10.0 million and ($4.9) million, respectively. EverQ’s increased net income resulted primarily from its incremental production volume associated with its expanded facilities.
Net Loss. Net loss was $8.9 million and $7.5 million for the quarters ended June 28, 2008 and June 30, 2007, respectively. The increase in our net loss was due primarily to the costs associated with the facility start-up and accelerated depreciation of approximately $11.3 million, offset by improvement in our operating results, excluding facility start-up costs, combined with the increase in other income, net of approximately $1.2 million.
Comparison of Year-To-Date Periods Ended June 28, 2008 and June 30, 2007
Revenues. Our product revenues for the year-to-date ended June 28, 2008 were $36.4 million, an increase of $10.3 million, or 40%, from $26.0 million for the year-to-date period ended June 30, 2007. The increase in product revenues is primarily the result of increased sales volume of approximately 29% which resulted from improved yields and added wafer capacity in our Marlboro facility in addition to higher average selling prices of approximately 8% that resulted primarily from a geographic shift in sales to Europe. Royalty revenue and marketing and selling fees from EverQ for the year-to-date period ended June 28, 2008 were $9.3 million, an increase of $5.9 million, or 170%, from $3.5 million for the year-to-date period ended June 30, 2007. The increase in royalty revenue and marketing and selling fees from EverQ was mainly due to the increased sales volume at EverQ which started production at its second facility in the second quarter of 2007.
International product revenues accounted for approximately 49% and 18% of total product revenues for the year-to-date periods ended June 28, 2008, and June 30, 2007, respectively. Throughout most of 2007 orders were largely fulfilled based upon geography. More than half of the product produced at EverQ was distributed to customers in Europe and the majority of the product produced at our Marlboro facility was distributed to customers in the United States which allowed us to efficiently manage worldwide distribution of product based on our wafer manufacturing technology. However, in order to respond to specific customer demand, approximately half of our product shipments have been to Europe during the first six months 2008.

The following table summarizes the concentration of year-to-date product revenues by geography and customer:

	Year-to-Date Period Ended
	June 30,	June 28,
	2007	2008
By geography:
United States	82%	51%
Europe	3%	46%
Korea	14%	2%
Others	1%	1%

	100%	100%

By customer:
PowerLight	21%	52%
Ralos Vertriebs GmbH	2%	20%
S.A.G. Solarstrom Vertriebs GmbH	—	10%
Woojin Electric Machinery Co. Ltd.	14%	2%
AEE Solar	10%	—
SunEdison	20%	—
groSolar	13%	—
All other	20%	16%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the year-to-date period ended June 28, 2008 was approximately $30.1 million, an increase of approximately $6.9 million, or 30%, from $23.2 million for the year-to-date period ended June 30, 2007. Gross margin for the year-to-date period ended June 28, 2008 was 34.2% as compared to 21.3% for the year-to-date period ended June 30, 2007. The increase in gross margin resulted from the increase in product sales, higher royalty and selling fees, and higher silicon scrap sales offset by lower support costs allocated to research and development supporting pilot programs. The main purpose of our Marlboro facility is to develop and prototype new manufacturing process technologies which, when developed, will be employed in new factories. As such, our manufacturing costs incurred in Marlboro are substantially burdened by additional engineering costs and also reflect inefficiencies typically inherent in pilot and development operations.
Due to the pilot manufacturing nature of our existing Marlboro facility, we do not expect substantial improvements in gross margins generated by product sold from the facility. We do expect, however, that as we scale to capacity with our new Devens facility that product gross margins should improve substantially.
Research and development expenses. Our research and development expenses for the year-to-date period ended June 28, 2008 were approximately $10.8 million (net of $339,000 of reimbursements from EverQ), an increase of approximately $462,000 or 4.5%, from $10.4 million (net of $1.2 million of reimbursements from EverQ) for the year-to-date period ended June 30, 2007. The increase is primarily attributable to higher depreciation expense of approximately $2.0 million associated with the expanded R&D facilities and associated equipment additions, and $334,000 increase in professional fees. These increases were offset primarily by lower compensation and related costs of approximately $984,000, the majority of which relates to the realignment of personnel to directly support manufacturing, in addition to lower allocated manufacturing support costs.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the year-to-date period ended June 28, 2008 were approximately $10.9 million, an increase of $610,000, or 6%, from $10.3 million for the year-to-date period ended June 30, 2007. The increase in selling, general, and administrative expenses was primarily attributable to increased compensation and related costs of approximately $577,000 associated with additional personnel, and higher depreciation costs of approximately $79,000 associated with IT related purchases.

Facility start-up and equipment write-offs. Facility start-up costs for the year-to-date period ended June 28, 2008 of $16.6 million was comprised primarily of $12.0 million of salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with the construction of our new facility in Massachusetts which began in September 2007. In addition, we recognized $1.9 million of equipment write-offs of our early generation Quad machines that are no longer in use and will not be used at our Devens facility. In addition, during the second quarter of 2008 and in conjunction with our ramp up of the Devens facility, we began to ramp down the manufacturing activities at our Marlboro, Massachusetts facility. Fixed assets with a total net book value of approximately $10.3 million are expected to be taken out of service by the end of 2008, and will be depreciated ratably through December 31, 2008, resulting in incremental depreciation of approximately $2.7 million per quarter.
Other income, net. Other income, net of $9.1 million for the year-to-date period ended June 28, 2008 was comprised of $3.7 million in net foreign exchange gains, $5.8 million in interest income, and $362,000 in interest expense. Other income, net of $2.3 million for the year-to-date period ended June 30, 2007 consisted of $744,000 in net foreign exchange gains, $3.4 million in interest income and $1.8 million in interest expense. The increase in net foreign exchange gains was due primarily to the weakening of the U.S. dollar against our Euro denominated 30.0 million loan receivable from a silicon supplier and approximately 9.0 million Euro denominated prepaid inventory costs. The increase in interest income is attributable to our higher cash balance that resulted from the additional capital raised during the first half of 2008 in addition to interest earned on our loan receivable. The lower interest expense for the year-to-date period ended June 28, 2008 is attributable to higher capitalized interest costs primarily resulting from our on-going construction of the Devens facility.
Equity income (loss) from interest in EverQ. The equity income (loss) from our interest in EverQ was $4.7 million and ($1.7) million for the year-to-date periods ended June 28, 2008 and June 30, 2007, respectively, which represents our one-third share of EverQ’s net income (loss) of $14.0 million and ($5.0) million, respectively. EverQ’s increased net income resulted primarily from its incremental production volume associated with its expanded facilities.
Net Loss. Net loss was $8.9 million and $13.7 million for the year-to-date periods ended June 28, 2008 and June 30, 2007, respectively. The decrease in our net loss was due primarily to the improvement in our operating results, excluding facility start-up costs, combined with the increase in other income, net, of approximately $6.7 million, offset by the costs associated with facility start-up, equipment write-offs and accelerated depreciation of approximately $16.6 million.
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues; and, beginning in 2007, fees from EverQ for our marketing and sale of EverQ panels and royalty payments for our technology contribution to EverQ. At June 28, 2008, we had working capital of $47.3 million, including cash, cash equivalents and marketable securities of $92.8 million which includes our restricted cash on deposit with Deutsche Bank AG of $24.0 million.
Net cash used in operating activities was $28.3 million for the year-to-date period ended June 28, 2008, as compared to net cash provided by operating activities of $1.0 million for the year-to-date period ended June 30, 2007. The use of operating cash for the year-to-date period ended June 28, 2008 resulted from an increase in the prepaid cost of inventory of $22.7 million which was primarily the result of nonrefundable payments totaling approximately $21.9 million required under the second DC Chemical silicon supply agreement which was entered into in January 2008, a reduction in accounts payable of $13.6 million due to timing of payments, and an increase in other assets of $4.1 million due primarily to an increase in the Euro denominated loan receivable from a silicon supplier as a result of the weakening of the U.S. dollar. These uses of cash were offset by the collection of $10.0 million of grants associated with Devens, and an increase of accrued expenses of $2.0 million. The net cash provided by operating activities for the year-to-date period ended June 30, 2007 resulted from the net loss of $13.7 million and decrease in accounts payable of $3.5 million offset by a decrease in accounts receivable of $8.8 million, depreciation expense of $3.3 million, and compensation expense associated with employee equity awards of $3.2 million.

Net cash used in investing activities was $119.3 million for the year-to-date period ended June 28, 2008 compared to $46.6 million for the year-to-date period ended June 30, 2007. Net cash used in investing activities for the year-to-date period ended June 28, 2008 was due to the expenditures associated with our Devens, Massachusetts manufacturing facility, and to a lesser extent, facility improvements and purchases of equipment for our Marlboro prototype manufacturing and research and development facilities. In addition, the second installment of 15 million Euros (approximately $22.2 million) was made to Silicium De Provence (Silpro) in conjunction with our loan agreement with them. These uses were offset by the net sales and maturities of marketable securities of approximately $51.3 million. The net cash used in investing activities for the year-to-date period ended June 30, 2007 was due to the increase in restricted cash of $41.0 million associated with the guarantee of the EverQ loan in addition to facility improvements and purchases of equipment for our Marlboro manufacturing and research and development facilities. These increases were offset by net proceeds from the sale and maturity of marketable securities.
Capital expenditures were $165.7 million for the year-to-date period ended June 28, 2008 compared to $13.1 million for the year-to-date period ended June 30, 2007. Approximately $160.2 million of the 2008 expenditures was for the Devens facility which will provide production capacity of approximately 160 MW in two 80 MW phases. The Commonwealth of Massachusetts support program has provided a low-cost, 30-year land lease and is expected to include up to $23.5 million in grants. The remaining 2008 expenditures were primarily for facility improvements and equipment for our Marlboro facilities. As of June 28, 2008, our outstanding commitments for capital expenditures were approximately $116.9 million. Capital expenditures for the year-to-date period ended June 30, 2007 were primarily for facility improvements and equipment for our Marlboro manufacturing and development facilities.
Net cash provided by financing activities was $167.9 million for the year-to-date period ended June 28, 2008 compared to $172.2 million for the year-to-date period ended June 30, 2007. Net cash provided by financing activities for the year-to-date period ended June 28, 2008 resulted mainly from the net proceeds of 18.4 million shares of our common stock sold in a public offering at $9.50 per share and which closed on February 15, 2008. Net cash provided by financing activities for the year-to-date period ended June 30, 2007 resulted from proceeds of 17.25 million shares of our common stock sold in a public offering at $8.25 per share and which closed on May 30, 2007. In addition, 3.0 million shares of our common stock were sold to DC Chemical Co., Ltd. (“DC Chemical”) for $12.07 per share in conjunction with a stock purchase agreement.
We believe that our current cash, cash equivalents, and marketable securities together with the proceeds from our convertible notes offering (see Note 7 of our condensed consolidated financial statements) and our access to the capital markets should be sufficient to fund our planned capital programs and to fund our operating expenditures, including the completion of our Devens facility in early 2009, begin construction of our string factory, and begin the design and construction stages of our next integrated wafer, cell and panel facility later this year. However, cash on hand at June 28, 2008 and the proceeds from the convertible notes offering will not be sufficient to fully construct and equip our next integrated facility and, therefore, we will be required to raise additional financing during 2009 or delay the construction of this next factory. We do not know whether we will be able to raise additional financing or whether we will be able to do so on favorable terms and in the necessary timeframe.
EverQ Debt Guarantee
On April 30, 2007, we entered into a Guarantee and Undertaking agreement with Q-Cells AG and Renewable Energy Corporation ASA in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, we along with Q-Cells AG and Renewable Energy Corporation ASA, each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement. As of June 28, 2008, we have $24.0 million deposited in a Deutsche Bank AG account fulfilling our obligation under the Guarantee, which is classified as restricted cash in our balance sheet. As of June 28, 2008, the total amount of debt outstanding under the loan agreement was 100.0 million Euros (approximately $157.5 million at June 28, 2008 exchange rates) of which 62.5 million Euros was current (approximately $98.4 million at June 28, 2008 exchange rates). Repayment of the loan is due in quarterly installments through September 30, 2010.

Off-Balance Sheet Arrangements
We have routine operating leases associated with our Marlboro facilities, certain equipment. In addition we had subordinated convertible notes outstanding as of June 28, 2008, all of which converted into shares of our common stock on or before July 21, 2008.
Contractual Obligations
The following table summarizes our contractual obligations as of June 28, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than			After
	Years	1 Year	1-3 Years	4-5 Years	5 Years
Non-cancelable operating leases	$6,770	$2,566	$3,815	$389	$—
Maturity of Convertible Debt (1)	90,000	—	—	90,000	—
Interest expense associated with Convertible Debt	17,719	3,938	11,813	1,968	—
Capital expenditure obligations	116,878	116,878	—	—	—
Raw materials purchase commitments	827,716	65,960	302,735	237,975	221,046

Total contractual cash obligations	$1,059,083	$189,342	$318,363	$330,332	$221,046

(1)	Convertible Debt was redeemed for common stock of the Company in July 2008
In January 2008, we entered into a second multi-year silicon supply agreement with one of our suppliers. The supply agreement provides the general terms and conditions pursuant to which the supplier will supply us with specified annual quantities of silicon at fixed prices beginning in 2009 and continuing through 2015. We made non refundable prepayments totaling approximately $21.9 million in connection with this Agreement that will be amortized as an additional cost of inventory as silicon is delivered by the supplier and utilized by us. The prepayment is included in the balance sheet in Prepaid Cost of Inventory. Additional nonrefundable prepayments totaling approximately $19.6 million under all of our silicon supply agreements will be required at various times prior to the end of 2008.
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
During 2007 and the year-to-date period ended June 28, 2008, we entered into multi-year silicon supply agreements with four suppliers. The agreements have varied start and end dates and two of our agreements are denominated in Euros. Additionally, from time to time we may agree to purchase equipment and materials internationally with delivery dates as much as six to twelve months in the future.
For the year-to-date period ended June 28, 2008, approximately 46% of our product revenues were denominated in Euros. The portion of our sales that are denominated in Euros are expected to increase in future periods. During the year-to-date period ended June 28, 2008 the Company entered into four multi-year solar panel supply agreements, two of which are denominated in Euros, with a combined current sales value of approximately $1.5 billion. On July 14, 2008, we entered into an additional Euro-denominated, multi-year solar panel supply agreement with a current sales value of approximately $1.2 billion. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels beginning primarily in the second half of 2008 and continuing through 2013.
We endeavor to denominate the purchase price of our equipment and materials and the selling price for our products outside of the European Union in U.S. dollars but are not always successful in doing so. To the extent that our purchases or sales are made in foreign currency, we will be exposed to currency gains or losses.
To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, given that the availability and effectiveness of these transactions may be limited, we may not be able to successfully hedge our exposure.
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
Internal Control over Financial Reporting
During the quarter ended June 28, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007 as filed on February 27, 2008 and amended on April 29, 2008 describes some of the risks and uncertainties associated with our business. Additional risks and uncertainties that may adversely impact our business, financial condition, results of operations, cash flows and future results are described below. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on currently available information. These other factors that are not disclosed below or in our most recent Annual Report on Form 10-K also have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.
The significant amount and the structure of our recent offering of senior convertible notes could adversely affect our business, financial condition and results of operations.
We incurred a significant amount of debt and substantial debt service requirements as a result of the offering of our senior convertible notes completed in July 2008. As of June 28, 2008, assuming all of our senior convertible notes had been issued as of that date, we had $463.8 million of indebtedness outstanding, in addition to $55.1 million associated with the Capped Call, and $2.2 million of letters of credit issued under our million working capital facility. Our substantial indebtedness could have significant consequences on our future operations, including:
•	requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce our cash flow available for working capital, capital expenditures, development projects and other general corporate purposes;

•	limiting our flexibility in planning for or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors who have less debt or are less leveraged.
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations.
Our ability to meet our payment and other obligations depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us in amounts sufficient and on terms reasonable to us to support our liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including our senior convertible notes, sell assets, reduce or delay capital investments, or seek to raise additional capital.
We may incur additional indebtedness. If we do so, our increased debt service requirements may affect our adversely affect our ability to meet our payment obligations on our currently outstanding senior convertible notes and otherwise successfully grow and operate our business.
Our recent customer contracts for our products will result in a significant portion of our sales of Evergreen Solar manufactured products being concentrated among a limited number of customers in the remainder of 2008 and in 2009.
Since March 29, 2008, we have entered into long-term contracts with five customers that we expect will be supplied from our Devens and Marlboro, Massachusetts manufacturing facilities between July 2008 and the end of 2013. Four of these five customers have agreed to purchase, in the aggregate, approximately 90% of our estimated 17 MW of total manufacturing output for the second and third quarters of 2008, with two of the five each purchasing more than 25% of our manufacturing output in that period. These five customers have agreed to purchase, in the aggregate, approximately 50% of our estimated 160 MW of total manufacturing output for 2009, with two of the five purchasing more than 10% of our manufacturing output in that period.
The failure of these customers to purchase product as agreed in our contracts could significantly harm our business, financial condition and results of operations. Given the nature of the market for our products and the terms of our customer contracts, we may be required to reduce our prices or modify other payment terms. Any price reductions may result in lost revenues and decreased margins.
Fluctuations in currency exchange rates could adversely affect our business as well as result in foreign currency exchange losses.
As we expand our manufacturing operations, our exposure to fluctuations in currency exchange rates are expected to increase. During 2007 and the year-to-date ended June 28, 2008, we entered into multi-year silicon supply agreements with four suppliers. The agreements have varied start and end dates and two of our agreements are denominated in Euros. Additionally, from time to time we agree to purchase other equipment and materials internationally with delivery dates as much as six to twelve months or more in the future. To the extent that such purchase obligations are denominated in foreign currency, we are exposed to potential increased costs if the U.S. dollar currency losses value relative to the foreign currency.

In addition, the expansion of our distribution network internationally has increased our exposure to fluctuation in currency exchange rates. For the year-to-date period ended June 28, 2008, approximately 46% of our product revenues were denominated in Euros. The portion of our product revenues that are denominated in Euros will increase in future periods. During the year-to-date period ended June 28, 2008 the Company entered into four multi-year solar panel supply agreements, two of which are denominated in Euros, with a combined current sales value of approximately $1.5 billion. On July 14, 2008, we entered into an additional Euro-denominated, multi-year solar panel supply agreement with a current sales value of approximately $1.2 billion. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels beginning primarily in the second half of 2008 and continuing through 2013. As a result, a decrease in the U.S dollar/Euro exchange rate will decrease our expected U.S. dollar revenue under these agreements. Fluctuations in the U.S. dollar/Euro exchange rate could thereby adversely affect our gross and net profit margins.
To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited and we may not be able to successfully hedge our exposure at all.
Our ability to use net operating loss carryforwards may be subject to limitation.
Section 382 of the U.S. Internal Revenue Code of 1986, as amended, imposes an annual limit on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership or equity structure. Our ability to use net operating losses may be limited by prior changes in our ownership, by the issuance of shares of common stock under this offering, by the issuance of shares of common stock upon conversion of the Notes, by the issuance of shares of common stock upon conversion of our senior convertible notes, or by the consummation of other transactions. As a result, if we earn net taxable income, our ability to use net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liabilities for us.
The capped call transaction entered into in connection with the sale of our senior convertible notes in July 2008 may affect the trading price of our senior convertible notes and our common stock.
In connection with our July 2008 offering of senior convertible notes, we entered into a capped call transaction relating to our common stock initially issuable upon conversion of our senior convertible notes with a counterparty that is an affiliate of the lead underwriter for the note offering, or the counterparty. In connection with establishing its initial hedge of this capped call transaction, the affiliate entered into various over-the-counter cash-settled derivative transactions with respect to our common stock in secondary market transactions concurrently with and shortly after the pricing of our senior convertible notes offering. These activities by the counterparty may have had the effect of increasing, reducing or preventing a decline in the price of our common stock.
In addition, we have been advised by the counterparty (and/or its affiliates) that it expects to modify or unwind its hedge positions by purchasing or selling our common stock in secondary market transactions and/or entering into or unwinding various derivative transactions prior to maturity of our senior convertible notes (including during any conversion period related to conversion of our senior convertible notes). The effect, if any, of these transactions and activities on the trading price of our common stock and our senior convertible notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the trading price of our common stock and our senior convertible notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the trading price of our common stock or our senior convertible notes. In addition, we do not make any representation that the counterparty (and/or its affiliates) will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
Although the capped call transaction is expected to reduce the potential dilution upon conversion of our senior convertible notes, if the trading price per share of common stock (as measured under the terms of the capped call transaction) exceeds the cap price of $19.00, subject to adjustments to stock splits, combinations and the like, the number of shares of our common stock we expect to receive upon an early termination or automatic exercise of the capped call will be limited. This capped call limit, in turn, will limit the anti-dilutive effect of the capped call transaction. If the trading price per share of common stock exceeds the cap price of the capped call transaction at the time of conversion, the number of shares of common stock we issue upon conversion of our senior convertible notes will likely exceed the number of shares of common stock we will be entitled to receive under the capped call transaction.
Changes in the accounting guidelines relating to the borrowed common stock could decrease our earnings per share and potentially the trading price of our common stock and our senior convertible notes.
Concurrently with the July 2008 offering of our senior convertible notes, an affiliate of the lead underwriter for our notes offering offered 30,856,538 shares of our common stock in a separate registered offering. Those shares were borrowed from Evergreen Solar by the affiliate pursuant to a stock lending agreement. The affiliate received all of the proceeds from the sale of the borrowed common stock. Subject to certain terms of the stock lending agreement, such borrowed common stock must be returned to us no later than July 15, 2013, or earlier in certain circumstances. Because the borrowed common stock must be returned to us no later than July 15, 2013, or earlier in certain circumstances, under the stock lending agreement, we believe that, under U.S. GAAP (as in effect on the date of this Quarterly Report on Form 10-Q), the borrowed common stock will not be considered outstanding for the purpose of computing and reporting our earnings per share. If these accounting guidelines change in the future, we may be required to treat the borrowed common stock as outstanding for purposes of computing earnings per share, which would result in a reduction in our reported earnings per share. As a result, the trading price of our common stock could decrease, possibly significantly.
The issuance or sale of equity, convertible or exchangeable securities in the market, or the perception of such future sales or issuances, could lead to a decline in the price of our common stock.
In connection with our recent offering of senior convertible notes and the concurrent offering of common stock by and for the account of an affiliate of the underwriter for the note offering, we, our executive officers and directors, and DC Chemical entered into lock-up agreements which restrict the sale of shares of common stock until about September 26, 2008. The shares held by our executive officers and directors, and DC Chemical represent approximately 21,100,000 shares, or 15.5%, of our outstanding common stock as of August 1, 2008 (without taking into account the approximately 31.0 million shares of our common stock that was loaned to an affiliate of the lead underwriter in connection with our recent note offering). Following the termination of the lock-up period, these stockholders will have the ability to sell a substantial number of shares of common stock in the public market in a short period of time. In addition, following the expiration of the lock-up period, we will no longer be contractually prohibited from issuing and selling shares of our common stock. Sales of a substantial number of shares of common stock in the public trading markets, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect on volatility and market price of our common stock.
Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in potentially significant monetary damages and penalties and adverse publicity.
Our Devens, Massachusetts manufacturing facility has been constructed on part of the former Fort Devens Army base, which is associated with historic contamination caused by military activities. Fort Devens closed in the early 1990’s and subsequently underwent environmental remediation according to an agreement between the U.S. Environmental Protection Agency, or the EPA, and the U.S. Army. As a condition to the lease for the property, we must not disturb existing groundwater monitoring wells and must allow the U.S. Army access to the property to conduct testing and remedial activities. We believe that the U.S. Army will continue its obligations to monitor and maintain the groundwater monitoring wells in accordance with its agreement with the EPA, and we do not believe that any of our operations at the property will contribute in any way to any pre-existing contamination.
Provisions of our senior convertible notes could discourage an acquisition of us by a third party.
Certain provisions of our senior convertible notes could make it more difficult or more expensive for a third party to acquire us, or may even prevent a third party from acquiring us. For example, upon the occurrence of certain transactions constituting a fundamental change, holders of our senior convertible notes will have the right, at their option, to require us to repurchase all of the senior convertible notes they hold or any portion of the principal amount of such senior convertible notes in integral multiples of $1,000. We may also be required to increase the conversion rate for conversions in connection with certain fundamental changes. By discouraging an acquisition of us by a third party, these provisions could have the effect of depriving the holders of our common stock of an opportunity to sell their common stock at a premium over prevailing market prices.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on June 18, 2008 in Marlboro, Massachusetts. At the annual meeting, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. There were 98,913,857 votes cast for the ratification, 881,108 cast against the ratification, 216,594 abstentions and zero broker non-votes. The stockholders also elected Allan H. Cohen as Class II Director for a term of three years. Mr. Cohen received 97,871,466 votes for election and 2,140,094 withheld.
In addition the stockholders ratified the increase in the total number of authorized shares of common stock from 150,000,000 to 250,000,000. There were 92,908,388 votes cast for ratification, 6,517,308 cast against the ratification, 513,863 abstentions and zero broker non-votes.
Also at the annual meeting, there were 58,441,411 votes cast for the ratification, 2,654,058 cast against the ratification, 277,240 abstentions and 38,638,851 broker non-votes for the ratification of the amendment and restatement of our Amended and Restated 2000 Stock Option and Incentive Plan, or the Plan, to:
•	increase the aggregate number of shares of our common stock available for grant under the Plan from 10,650,000 to 12,150,000;

•	extend the termination date for the Plan by ten years to April 16, 2018;

•	add a requirement that all discretionary awards to non-employee directors be administered by an independent committee of our board of directors; and

•	clarify the provisions prohibiting the repricing of options granted pursuant to the Plan.
Our executive officers and directors are eligible to receive awards under the Plan, including stock options, restricted stock and restricted stock units, in accordance with the terms and conditions of the Plan.
Also at the annual meeting, there were 60,079,062 votes cast for ratification, 983,759 cast against the ratification, 309,889 abstentions and 38,638,850 broker non-votes for the ratification of our Amended and Restated 2000 Employee Stock Purchase Plan, or the ESPP, to extend the termination date for the plan by ten years to April 16, 2018. Our executive officers are eligible to participate in the ESPP in accordance with the terms and conditions thereof.
Item 6. Exhibits

Number	Description

3.1 (1)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2 (1)	Second Amended and Restated By-laws (Exhibit 3.4)

3.3 (2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Exhibit 3.1)

3.4 (3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company (Exhibit 4.4)

3.5 (4)	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Company (Exhibit 3.4)

Number	Description

4.1 (5)	Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Exhibit 4.1)

4.2 (5)	First Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Exhibit 4.2)

4.3 (5)	Form of 4% Senior Convertible Note due 2013 (Exhibit 4.2)

10.1 +	Master Supply Agreement by and between the Company and Ralos Vertriebs GmbH, dated May 21, 2008

10.2 +	Master Supply Agreement by and between the Company and Wagner & Co Solartechnik GmbH, dated June 18, 2008

10.3 (2)*	Evergreen Solar, Inc. Amended and Restated 2000 Stock Option And Incentive Plan (Exhibit 10.1)

10.4 (2)*	First Amendment to the Evergreen Solar, Inc. Amended and Restated 2000 Employee Stock Purchase (Exhibit 10.2)

10.5	Share Lending Agreement dated as of June 26, 2008 between the Company and Lehman Brothers International (Europe), through Lehman Brothers Inc.

10.6	Capped Call Transaction agreement dated June 26, 2008 between the Company and Lehman Brothers OTC Derivatives Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A, filed on October 3, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1/A.

(2)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 18, 2008 and filed on June 23, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 dated May 16, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2008	EVERGREEN SOLAR, INC.
/s/ Michael El-Hillow
Michael El-Hillow
Chief Financial Officer and Secretary (Principal Financial Officer)