Form 10-K/A
period 2007-12-31
EVERGREEN SOLAR INC
filed 2008-08-08
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
As of July 30, 2008, there were 164,686,584 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EX-10.41 SUPPLY AGREEMENT BY & BETWEEN THE REGISTRANT & DC CHEMICAL, DATED JANUARY 30, 2008
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Explanatory Note
This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to the Evergreen Solar, Inc. (the “Registrant”) Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “Commission”) on February 27, 2008 and first amended on April 29, 2008.
The sole purpose of the filing of this Annual Report on Form 10-K/A is to file with the Commission Exhibit 10.41, which was revised at the request of the Commission to comply with the requirements of Rule 24b-2 promulgated by the Commission under the Exchange Act and the terms of a Confidential Treatment Order granted on July 21, 2008.
As required, currently-dated certifications from the Registrant’s Principal Executive and Principal Financial Officers have been included as exhibits to this Annual Report on Form 10-K/A.

2

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a)(3) Exhibits. Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K/A. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.
     (b) See Item 15(a)(3).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 8th day of August, 2008, thereunto duly authorized.

EVERGREEN SOLAR, INC.
By:	/s/ Michael El-Hillow
Michael El-Hillow
Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(1)	Second Amended and Restated By-laws (Exhibit 3.3)

3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 15, 2003 (Exhibit 4.3)

3.4(2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant (Exhibit 4.4)

3.5(3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 2004 (Exhibit 4.5)

3.6(4)	Certificate of Amendment of Third Amendment and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on January 8, 2007 (Exhibit 3.1)

3.7(5)	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (Exhibit 3.4)

4.1(6)	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated June 29, 2005 (Exhibit 4.4)

4.2(6)	Form of 4.375% Convertible Subordinated Notes due 2012 (Exhibit 4.4)

10.1(1)§	1994 Stock Option Plan (Exhibit 10.1)

10.2(7)§	Amended and Restated 2000 Stock Option and Incentive Plan (Exhibit 99.1)

10.3(7)§	Amended and Restated 2000 Employee Stock Purchase Plan (Exhibit 99.2)

10.4(1)§	Lease Agreement between the Registrant and W9/TIB Real Estate Limited Partnership, dated January 31, 2000, as amended (Exhibit 10.5)

10.5(1)§	Form of Indemnification Agreement between Registrant and each of its directors and executive officers (Exhibit 10.9)

10.6(8)	Stock and Warrant Purchase Agreement, dated June 16, 2004 (Exhibit 10.1)

10.7(8)	Warrant Agreement, dated June 21, 2004 (Exhibit 10.2)

10.8(8)	Form of Warrants (Exhibit 10.3)

10.9(8)	Registration Rights Agreement, dated June 21, 2004 (Exhibit 10.4)

10.10(9)†	Master Joint Venture Agreement by and among the Registrant, Q-Cells AG (“Q-Cells”), Renewable Energy Corporation ASA (“REC”) and EverQ GmbH (“EverQ”), dated November 4, 2005 (Exhibit 10.17)

10.11(9)†	Technology Co-Operation Agreement by and between the Registrant and REC, dated November 24, 2005 (Exhibit 10.19)

10.12(10)§	Evergreen Solar, Inc. Management Incentive Policy (Exhibit 10.20)

10.13(6)	Registration Rights Agreement by and between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers, dated June 29, 2005 (Exhibit 10.21)

Number	Description
10.14(11)†	Memorandum of Understanding by and among the Registrant, Q-Cells, EverQ and REC, dated June 5, 2006 (Exhibit 10.1)

10.15(12)†	Amendment to the Master Joint Venture Agreement by and among the Registrant, Q-Cells, REC, REC Solar Grade Silicon LLC and EverQ, dated September 29, 2006 (Exhibit 10.26)

10.16(12)†	Sales Representative Agreement by and between the Registrant and EverQ, dated September 29, 2006 (Exhibit 10.27)

10.17(12)†	Amended and Restated License and Technology Transfer Agreement by and between the Registrant and EverQ, dated September 29, 2006 (Exhibit 10.18)

10.18(13)	Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated April 6, 2007 (Exhibit 10.1)

10.19(14)	Stock Purchase Agreement by and between the Registrant and DC Chemical Co., Ltd. (“DC Chemical”), dated April 17, 2007 (Exhibit 10.1)

10.20(14)	Stockholders Agreement by and between the Registrant and DC Chemical, dated April 17, 2007 (Exhibit 10.2)

10.21(15)†	Supply Agreement by and between the Registrant and DC Chemical, dated April 17, 2007 (Exhibit 10.3)

10.22(16)	Guarantee and Undertaking of the Registrant, dated April 30, 2007 (Exhibit 10.1)

10.23(16)	Addendum to the Amended and Restated License and Technology Transfer Agreement between the Registrant and EverQ, dated April 30, 2007 (Exhibit 10.2)

10.24(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Richard M. Feldt (Exhibit 10.1)

10.25(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Michael El-Hillow (Exhibit 10.2)

10.26(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Brown F. Williams (Exhibit 10.3)

10.27(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Richard G. Chleboski (Exhibit 10.4)

10.28(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Dr. J. Terry Bailey (Exhibit 10.5)

10.29(17)§	Change of Control Severance Agreement, dated as of June 14, 2007, between the Registrant and Gary T. Pollard (Exhibit 10.6)

10.30(18)§	Change of Control Severance Agreement, dated as of July 30, 2007, between the Registrant and Rodolfo Archbold (Exhibit 10.1)

10.31(19)§	Change of Control Severance Agreement, dated effective as of January 21, 2008, between the Registrant and Carl Stegerwald (Exhibit 10.1)

10.32(20)†	Amendment of Master Joint Venture Agreement by and among the Registrant, Q-Cells, REC and EverQ, dated October 23, 2007 (Exhibit 10.1)

10.33(21)†	Supply Agreement between the Registrant and Wacker Chemie AG, effective as of August 31, 2007 (Exhibit 10.1)

10.34*†	Supply Agreement between the Registrant and Solaricos Trading Ltd., dated as of October 24, 2007

10.35*†	Memorandum of Understanding by and among the Registrant, EverQ, Q-Cells and REC, dated as of October 25, 2007

10.36*	Lease Agreement between the Registrant and the Massachusetts Development Finance Agency (“MDFA”), dated November 20, 2007

Number	Description
10.37*	Project Grant Agreement between the Registrant and MDFA, dated November 20, 2008.

10.38*	Project Grant Agreement between the Registrant and Massachusetts Technology Park Corporation, dated November 20, 2008

10.39*†	Agreement for the Sale and Purchase of Solar Grade Silicon between the Registrant and Silicium de Provence S.A.S. (“Silpro”), dated December 7, 2007

10.40*	Subordinated Loan Agreement between the Registrant and Silpro, dated December 7, 2007

10.41§§†	Supply Agreement by and between the Registrant and DC Chemical, dated January 30, 2008

23.1*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

23.2*	Consent of Leipzig, Germany PricewaterhouseCoopers AG
32.1§§	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2§§	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	EverQ GmbH balance sheet for the period ended December 31, 2006

99.2*	EverQ GmbH income statement for the period December 20 to December 31, 2006

99.3*	EverQ GmbH cash flow for the period December 20 to December 31, 2006

99.4*	EverQ GmbH notes to the financial statements for the period December 20 to December 31, 2006

99.5*	Opinion Letter, Leipzig, Germany PricewaterhouseCoopers AG

*	Filed with the same exhibit number with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed on February 27, 2008.

†	Confidential treatment granted as to certain portions.

§	Indicates a management contract or compensatory plan, contract or arrangement.

§§	Filed herewith.

(1)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, initially filed on August 4, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-3 filed on October 21, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated January 2, 2007 and filed on January 8, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(5)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-3, dated May 16, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(6)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 23, 2005 and filed on June 29, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated July 15, 2005 and filed on July 21, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 21, 2004 and filed on June 22, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 filed on March 16, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(10)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 filed on May 2, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.

(11)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 5, 2006 and filed on June 9, 2006. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 7, 2006. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(13)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 6, 2007 and filed on April 10, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(14)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(15)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K/A, dated April 17, 2007 and filed on April 23, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K/A.

(16)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 30, 2007 and filed on May 4, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(17)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 14, 2007 and filed on June 20, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(18)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated July 30, 2007 and filed on August 2, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(19)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated January 18, 2008 and filed on January 22, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(20)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated October 23, 2007 and filed on October 29, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(21)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 8, 2007. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.