Form 10-Q
period 2008-09-27
EVERGREEN SOLAR INC
filed 2008-11-05
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2008 the registrant had 164,874,947 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2008

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report and the documents incorporated by reference herein, contain forward-looking statements that involve risks, uncertainties and assumptions, including those discussed in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2008 and subsequently amended. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:
•	our future growth, revenue, earnings and gross margin improvement;

•	the Devens facility expansion and other potential capacity expansions, and the timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•	capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	the demand and market for solar energy, shifts in our geographic product revenue mix, and our position in the solar power market;

•	the volume of photovoltaic solar panels we will produce;

•	the making of strategic investments and expansion of strategic partnerships, manufacturing operations and distribution networks; and the future benefit of these activities;

•	operating efficiency of manufacturing facilities, including increases in manufacturing scale and technological improvements needed to continuously reduce the cost per watt to manufacture our products;

•	the sufficiency of our cash, cash equivalents and marketable securities; access to capital markets to satisfy our anticipated cash requirements; and possible sales of securities and our planned use of proceeds from such sales;

•	revenue from customer contracts primarily denominated in Euros that are subject to foreign currency exchange risks from and the use of derivative financial instruments to manage those risks;

•	future plans and benefits from the EverQ joint venture, including the expansion of EverQ’s manufacturing capacity and its initial public offering;

•	our receipt or EverQ’s receipt of public grant awards and other government funding to support our expansion or EverQ’s expansion;

•	our expectations regarding product performance and cost and technological competitiveness;

•	our ability to obtain key raw materials, including silicon supply from our suppliers;

•	the benefits of our proprietary technology and new manufacturing and other developments, including our quad wafer furnace design and continued enhancements of our wafer, cell and panel production technologies; and

•	the payment of any cash dividends.

     These statements may be identified with such words as “we expect,” “we believe,” “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by distributors, suppliers and other partners, and other risks and uncertainties described herein, including but not limited to the items discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2007 filed on February 27, 2008 and subsequently amended. We caution readers not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report. We disclaim any obligation to update publicly or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	September 27,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$29,428	$187,926
Marketable securities	70,275	97,314
Restricted cash	41,000	24,000
Accounts receivable, net of allowances for doubtful accounts	9,297	12,184
Grants receivable	5,818	1,661
Inventory	8,094	12,326
Prepaid cost of inventory	—	8,866
VAT receivable, net	10,549	1,330
Other current assets	7,729	7,671

Total current assets	182,190	353,278

Investment in and advances to EverQ	87,894	113,155
Restricted cash	414	219
Deferred financing costs	1,991	7,842
Loan receivable from silicon supplier	21,904	43,788
Prepaid cost of inventory	143,035	161,612
Fixed assets, net	114,641	339,209
Other assets	1,186	2,654

Total assets	$553,255	$1,021,757

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$57,005	$41,792
Accrued employee compensation	4,875	6,194
Accrued interest	1,969	3,508
Accrued warranty	705	976
Other current liabilities	5,408	13,857

Total current liabilities	69,962	66,327

Subordinated convertible notes	90,000	—
Senior convertible notes	—	373,750
Deferred income taxes	—	8,800

Total liabilities	159,962	448,877
Commitments and Contingencies (Notes 7, 8 and 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 27,227,668 shares authorized	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 102,252,965 and 164,791,114 issued and outstanding at December 31, 2007 and September 27, 2008, respectively	1,023	1,648
Additional paid-in capital	521,695	735,235
Accumulated deficit	(136,280)	(169,077)
Accumulated other comprehensive income	6,855	5,074

Total stockholders’ equity	393,293	572,880

Total liabilities and stockholders’ equity	$553,255	$1,021,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter ended		Year-to-date Period Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008

Product revenues	$15,383	$17,803	$41,417	$54,180
Royalty and fee revenues	2,807	4,264	6,263	13,590

Total revenues	18,190	22,067	47,680	67,770
Cost of revenues	13,660	20,820	36,881	50,914

Gross profit	4,530	1,247	10,799	16,856

Operating expenses:
Research and development	5,381	5,541	15,749	16,371
Selling, general and administrative	5,079	6,174	15,355	17,060
Facility start-up and equipment write-offs	358	11,665	358	28,227

Total operating expenses	10,818	23,380	31,462	61,658

Operating loss	(6,288)	(22,133)	(20,663)	(44,802)

Other income (expense):
Foreign exchange gains (losses), net	(133)	(5,017)	611	(1,361)
Interest income	3,268	4,242	6,678	10,004
Interest expense	(914)	(2,500)	(2,750)	(2,862)

Other income (expense), net	2,221	(3,275)	4,539	5,781

Loss before equity income (loss)	(4,067)	(25,408)	(16,124)	(39,021)
Equity income (loss) from interest in EverQ	404	1,558	(1,266)	6,224

Net loss	$(3,663)	$(23,850)	$(17,390)	$(32,797)

Net loss per share (basic and diluted)	$(0.04)	$(0.18)	$(0.21)	$(0.27)

Weighted average shares used in computing basic and diluted net loss per share	98,343	132,034	82,692	119,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Year-to-date Period Ended
	September 29,	September 27,
	2007	2008
Cash flows from operating activities:
Net loss	$(17,390)	$(32,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	5,341	15,692
Loss on disposal of fixed assets	—	1,943
Equity (income) loss from EverQ	1,266	(6,224)
Amortization of deferred debt financing costs	333	589
Imputed interest and accretion of bond premiums	(525)	(1,708)
Accretion of capped call discount	—	345
Compensation expense associated with employee equity awards	4,877	5,343
Provision for warranty	—	359
Changes in operating assets and liabilities:
Accounts receivable	9,371	(2,887)
Grants receivable	—	17,678
Inventory	(2,739)	(4,232)
Prepaid cost of inventory	(12,776)	(26,268)
Interest receivable	(191)	117
Other current assets	(4,393)	9,357
Accounts payable	7,375	(12,883)
Interest payable	984	(260)
Other current liabilities	3,706	3,714
Other	—	(1,157)

Net cash used in operating activities	(4,761)	(33,279)

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(20,679)	(250,793)
Decrease (increase) in restricted cash	(41,000)	17,178
Increase in EverQ loan	—	(18,174)
Increase in loan receivable from silicon supplier	—	(22,164)
Purchases of marketable securities	(67,000)	(88,520)
Proceeds from sale and maturity of marketable securities	51,475	61,809

Net cash used in investing activities	(77,204)	(300,664)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	170,743	166,726
Proceeds from the issuance of senior convertible debt, net of offering costs	—	363,983
Payment for capped call up-front premium	—	(39,543)
Proceeds from share lending arrangement	—	3
Proceeds from exercise of stock options and warrants, and shares purchased under Employee Stock Purchase Plan	1,720	1,272

Net cash provided by financing activities	172,463	492,441

Net increase in cash and cash equivalents	90,498	158,498

Cash and cash equivalents at beginning of period	6,828	29,428

Cash and cash equivalents at end of period	$97,326	$187,926

Supplemental cash flow information:
Non-cash cost of prepaid inventory	119,914	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2007. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at September 27, 2008, the results of operations for the quarter and year-to-date periods ended September 29, 2007 and September 27, 2008, and the cash flows for the year-to-date periods ended September 29, 2007 and September 27, 2008. The balance sheet at December 31, 2007 has been derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2008.
The condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Operating results of its foreign subsidiary are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. Evergreen Solar has operated as one reportable segment for the quarter and year-to-date periods ended September 27, 2008.
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
The Company believes that its current cash, cash equivalents, and marketable securities together with its recently completed $40 million credit facility should be sufficient to fund its planned capital programs and to fund its operating expenditures, including the completion of the Devens facility which is expected to be completed in early 2009, begin construction of its Michigan facility which will produce the unique heat resistant filament used in its wafer manufacturing process, and fund working capital needs as the Company expects to gradually begin generating cash from operations as 2009 progresses. However, cash on hand at September 27, 2008 will not be sufficient to construct and equip its next integrated facility and, therefore, the Company will be required to raise additional financing during 2009 or delay the construction of this next factory. The Company does not know whether it will be able to raise additional financing or whether it will be able to do so on favorable terms and in the necessary timeframe.
2. Net Loss per Common Share
The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarter and year-to-date periods ended September 29, 2007 and September 27, 2008 does not include approximately 20.3 million and 38.3 million potential shares of common stock equivalents outstanding at September 29, 2007 and September 27, 2008, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.
In connection with the sale of notes on June 26, 2008, the Company entered into a common stock lending agreement with an affiliate of the lead underwriter pursuant to which the Company loaned 30,856,538 shares of its common stock to the affiliate (see Note 11). These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the notes. On September 15, 2008 and October 3, 2008, respectively, the lead underwriter and its affiliate filed for protection under Chapter 11 of the federal Bankruptcy Code. As a result of the bankruptcy filing, the lead underwriter’s affiliate was contractually required to return the shares to the Company. The Company has since demanded the immediate return of all outstanding borrowed shares, however, the shares have not yet been returned. While the Company believes it is exercising all of its legal remedies, it has included these shares in its per share calculation on a weighted average basis due to the uncertainty regarding the recovery of the borrowed shares.
3. Cash and Marketable Securities
Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.
The Company’s marketable securities are classified as available-for-sale. At December 31, 2007 and September 27, 2008, the Company primarily held commercial paper and corporate bonds. All commercial paper is rated A-1/P-1 or higher, corporate bonds A/A2 or higher, and asset backed securities AAA/Aaa. The investments are carried at fair market value. At December 31, 2007 and September 27, 2008, there were unrealized gains (losses) of $59,000 and $148,000, respectively, which are reported as part of stockholders’ equity.
The following table summarizes the Company’s cash, cash equivalents and marketable securities by type as of December 31, 2007 and September 27, 2008 (in thousands):

	December 31,	Septeber 27,
	2007	2008
Cash	$23,362	$5,287
Money market funds	1,908	176,498
Certificates of deposits	1,161	148
Commercial paper	2,997	5,993

Subtotal cash and cash equivalents	29,428	187,926

Asset backed securities	2,982	—
Commercial paper	41,490	74,422
Corporate bonds	25,803	22,892

Subtotal marketable securities	70,275	97,314

Total cash, cash equivalents and marketable securities	$99,703	$285,240

4. Inventory
Inventory consisted of the following at December 31, 2007 and September 27, 2008 (in thousands):

	December 31,	September 27,
	2007	2008
Raw materials	$6,468	$9,676
Work-in-process	1,014	2,313
Finished goods	612	337

	$8,094	$12,326

Prepaid cost of inventory	$143,035	$170,478
Less: current portion	—	8,866

Noncurrent portion	$143,035	$161,612

The Company has entered into multiple multi-year silicon supply agreements, several of which required advanced funding under the contract. These prepayments, which are non-refundable, are presented on the balance sheet in Prepaid Cost of Inventory and will be amortized as an additional cost of inventory as silicon is delivered and utilized by the Company. Additional nonrefundable prepayments under all of the Company’s silicon supply agreements totaling approximately $14.6 million will be required prior to the end of 2008.
On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silicium de Provence S.A.S. (“Silpro”). This supply agreement provides the general terms and conditions pursuant to which Silpro will supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the Silpro supply agreement, the Company agreed to loan Silpro 30 million Euros (approximately $43.8 million at September 27, 2008 exchange rates) at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time is recorded as an adjustment to the cost of inventory. The loan and accrued interest are due five years from the advance of the second installment. This loan is presented on the balance sheet as loan receivable from silicon supplier.

5. Fixed Assets
Fixed assets consisted of the following at December 31, 2007 and September 27, 2008 (in thousands):

	Useful	December 31,	September 27,
	Life	2007	2008

Land		$—	$119
Building	40 years	—	75,575
Laboratory and manufacturing equipment	3-7 years	53,323	148,435
Computer and office equipment	3-7 years	1,320	4,211
Leasehold improvements	Lesser of 15 to 20 years or lease term	13,592	16,413
Assets under construction		67,125	130,393

		135,360	375,146
Less: Accumulated depreciation		(20,719)	(35,937)

		$114,641	$339,209

During 2007, the Commonwealth of Massachusetts support program awarded the Company $20.0 million in grants to fund, in part, the construction of its Devens, Massachusetts manufacturing facility, of which substantially all has been earned and $17.7 million had been received as of September 27, 2008. The grant earned to date has been capitalized as a reduction of the construction costs. The funds granted are subject to repayment by the Company if, among other conditions, the Devens manufacturing facility does not create and maintain 350 new jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs per annum that are not created. Because the Company has the ability and intent to satisfy the obligations under the awards, grants received will be amortized over the same period as the underlying assets to which they relate.
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
As of September 27, 2008, the Company had outstanding commitments for capital expenditures of approximately $122.6 million, primarily for the construction and equipment for its new Devens facility and equipment for its Marlboro facility.
6. Investment in EverQ
The Company owns one-third of EverQ and therefore applies the equity method of accounting for its share of EverQ’s operating results in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.”
The financial information for EverQ for the quarter and year-to-date periods ended September 29, 2007 and September 27, 2008 is as follows (in thousands):

	Quarter Ended		Year-To-Date Period Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008
Revenue	$47,525	$84,123	$106,426	$258,369
Cost of goods sold	41,412	65,421	92,555	201,886
Other expenses	4,900	13,781	17,667	37,563
Net income (loss)	1,213	4,921	(3,796)	18,920

	December 31,	September 27,
	2007	2008
Current assets	$205,460	$223,948
Non-current assets	350,155	393,927
Current liabilities	141,068	164,896
Non-current liabilities	282,293	302,343
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
Evergreen Solar Loans to EverQ
In January 2007, the Company, REC and Q-Cells entered into a shareholder loan agreement with EverQ for a total of 30 million Euros from each shareholder. In addition, the Company, REC and Q-Cells entered into a shareholder loan agreement with EverQ in June 2008 for a total of approximately 11.7 million Euros from each shareholder with the Company’s share denominated in U.S. dollars. The table below summarizes the principal and terms of these outstanding loans as of September 27, 2008:

Date of Loan	Principal (EUR)	Principal (USD)	Interest Rate	Date Due
January 25, 2007	€30,000,000	$43,788,000	5.43%	December 31, 2009
June 26, 2008	€—	$18,174,000	6.71%	December 31, 2009
7. Long-Term Debt
Subordinated Convertible Notes
On June 29, 2005, the Company issued convertible subordinated notes (“Notes”) in the aggregate principal amount of $90.0 million with interest on the Notes payable semiannually at the annual rate of 4.375%. The Company received proceeds of $86.9 million net of offering costs. A portion of the proceeds from the financing was used to increase research and development spending on promising next generation technologies, to explore further expansion opportunities and to fulfill its commitments with EverQ. On July 7, 2008, the Company announced that it had requested U.S. Bank National Association, as trustee under the indenture, to issue a notice of redemption to holders of the Notes to redeem on July 22, 2008 (the “Redemption Date”) all of the outstanding Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the Redemption Date. All of the notes were converted to common stock of the Company and the Company issued 12,178,607 shares of common stock to the note holders on July 22, 2008.

Senior Convertible Notes
On June 26, 2008, the Company entered into an underwriting agreement for the sale by the Company to the public of $325.0 million aggregate principal amount of 4% Senior Convertible Notes due 2013 (the “Senior Notes”). The Company granted to the underwriters a 30-day option to purchase up to an additional $48.75 million aggregate principal amount of Senior Notes. On July 2, 2008, the Company completed its public offering of $373.75 million aggregate principal amount of its Senior Notes which includes the underwriter’s exercise of their option. Net proceeds to the Company from the offering, including the cost of the capped call transaction (see Capped Call), were approximately $325.8 million. The Company’s financing costs associated with the Senior Notes are being amortized ratably over the five year term.
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
At maturity and upon certain other events, including a change of control and when the trading price of the Company’s common stock exceeds 130% of the then effective conversion price, the Senior Notes are convertible into cash up to their principal amount and shares of the Company’s common stock for the remainder, if any, of the conversion value in excess of such principal amount at the initial conversion rate of 82.5593 shares of common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $12.1125 per share). Subject to certain exceptions and limitations, the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading at the conversion price of $12.1125 (or lower) would receive $1,000 (or less) in cash, and the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading above the conversion price of $12.1125 would receive $1,000 in cash and shares of the Company’s common stock to the extent that the market value of the Company’s common stock multiplied by the conversion rate, which is initially 82.5593, exceeds $1,000. If a non-stock change of control occurs and a holder elects to convert Senior Notes in connection with such non-stock change of control, such holder may be entitled to an increase in the conversion rate. The conversion rate may also be adjusted under certain other circumstances, including, but not limited to, the issuance of stock dividends and payment of cash dividends.
For each of the quarters ended September 29, 2007 and September 27, 2008, the Company recorded approximately $984,000 and $3.5 million in combined interest expense associated with its Senior Notes and Notes prior to their redemption, and capitalized interest of approximately $184,000 and $1.8 million, respectively. For each of the year-to-date periods ended September 29, 2007 and September 27, 2008, the company recorded approximately $3.0 million and $5.5 million in combined interest expense, and capitalized interest of approximately $551,000 and $3.7 million, respectively.
Capped Call
In connection with the Company’s Senior Notes offering on June 26, 2008, the Company entered into a capped call transaction with respect to the Company’s common stock (the “Capped Call”) with an affiliate of the lead underwriter in order to reduce the dilution that would otherwise occur as a result of new common stock issuances upon conversion of the Senior Notes. The Capped Call had an initial strike price of $12.1125 per share, subject to certain adjustments, which matched the initial conversion price of the Senior Notes, and had a cap price of $19.00 per share.
The capped call transaction was designed to reduce the potential dilution resulting from the conversion of the Senior Notes into shares of common stock, and effectively increase the conversion price of the Senior Notes for the Company to $19.00 per share from the actual conversion price to the note holders of $12.11 per share. The total premium to be paid by the Company for the capped call was approximately $68.1 million, of which $39.5 million was paid contemporaneously with the closing of the Senior Notes offering and the remaining $28.6 million was required to be paid in nine equal semi annual installments beginning January 15, 2009. The up-front Capped Call premium plus the present value of the future installments were recorded in additional paid-in capital.
On September 15, 2008 and October 3, 2008, respectively, the lead underwriter and its affiliate, filed for protection under Chapter 11 of the federal Bankruptcy Code, each an event of default under the transaction. As a result of the default, the affiliate is not expected to perform its obligations if such obligations were to be triggered and the Company’s obligations under the agreement have been suspended. Accordingly the remaining premium liability under the Capped Call was reversed against equity.
In connection with the sale of the Senior Notes, the Company also entered into a common stock lending agreement (see Note 11 Common Stock Lending Agreement).
8. Line of Credit
The Company had a $25.0 million line of credit that matured on July 4, 2008 and has since entered into a new Loan and Security Agreement for a credit facility in October 2008. During the time of the negotiations, the bank waived the cash collateralization requirement. The new facility provides for a $40 million secured revolving line of credit which matures on October 16, 2010. At that time all outstanding borrowings and any unpaid interest must be repaid, and all outstanding letters of credit must be cash collateralized. As of September 27, 2008, there were approximately $3.0 million of outstanding letters of credit. As collateral for the credit facility the Company pledged all of its assets other than its intellectual property for which a negative pledge was provided.
9. Guarantor Arrangements
The following is a summary of the Company’s guarantor arrangements.
Product Warranty
The Company’s current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. The Company has provided for estimated future warranty costs of $976,000 representing its best estimate of the likely expense associated with fulfilling its obligations under such warranties. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known. The following table summarizes the activity regarding the Company’s warranty accrual for the year-to-date period ended September 27, 2008 (in thousands):

Balance at December 31, 2007	$705
Warranty costs accrued	359
Warranty costs incurred	(88)

Balance at September 27, 2008	$976

EverQ Debt Guarantee
On April 30, 2007, the Company, Q-Cells and REC entered into a Guarantee and Undertaking Agreement in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, the Company, Q-Cells and REC each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement. As of September 27, 2008, the Company had $24 million deposited in a Deutsche Bank AG account fulfilling its obligation under the Guarantee, which is classified as restricted cash on the balance sheet. Effective September 30,

2008, the Guarantee and associated restriction on the Company’s $24 million of cash deposited with Deutsche Bank AG were released. As of September 27, 2008, the total amount of debt outstanding under the loan agreement was 96.7 million Euros (approximately $141.1 million at September 27, 2008 exchange rates) of which 66.9 million Euros was current (approximately $97.7 million at September 27, 2008 exchange rates). Repayment of the loan is due in quarterly installments through September 30, 2010.
10. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, and there was no significant impact of adoption on its consolidated financial statements.
In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 27, 2008 (in thousands):

Fair Value Measurements
Quarter Ended September 27, 2008

		Quoted Prices in	Using Significant Other	Using Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)

Money markets	$176,498	$176,498	$—	$—
Certificate of deposit	148	148	—	—
Commercial paper	5,993	—	5,993	—
Marketable securities	97,314	—	97,314	—
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
11. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. As of December 31, 2007, the Company had 150,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. At the Company’s annual meeting of stockholders on June 18, 2008, the stockholder’s approved a resolution increasing the number of authorized shares of common stock from 150,000,000 to 250,000,000, the amount reflected on the Company’s balance sheet as of September 27, 2008. In addition 1,500,000 shares were authorized for future issuance under the Company’s 2000 Stock Option and Incentive Plan. At September 27, 2008, 12,150,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and approximately 467,000 shares were reserved for issuance upon conversion of outstanding warrants from a June 2004 warrant agreement.
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
These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the notes. On September 15, 2008, the lead underwriter filed for protection under Chapter 11 of the federal Bankruptcy Code and the Common Stock Borrower was placed into administration proceeding in the United Kingdom. As a result of the bankruptcy filing and the administration proceeding, the Common Stock Lending Agreement automatically terminated and the Common Stock Borrower was contractually required to return the shares to the Company. The Company has since demanded the immediate return of all outstanding borrowed shares, however, the shares have not yet been returned. While the Company believes it is exercising all of its legal remedies, it has included these shares in its per share calculation on a weighted average basis due to the uncertainty regarding the recovery of the borrowed shares.
12. Comprehensive Income (Loss)
Comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income (loss) for the quarter and year-to-date periods ended September 29, 2007 and September 27, 2008, respectively (in thousands):

	Quarter Ended		Year-To-Date Period Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008

Net loss	$(3,663)	$(23,850)	$(17,390)	$(32,797)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	23	(205)	27	(208)
Cumulative translation adjustments	3,458	(5,836)	3,980	(1,573)

Total comprehensive loss	$(182)	$(29,891)	$(13,383)	$(34,578)

13. Stock Based Compensation
The following table presents share-based compensation expense included in the Company’s consolidated statements of operations under Statement of Financial Accounting Standards No. 123— (revised 2004) “Share-Based Payment” (“SFAS 123R”) (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008
Cost of revenue	$214	$306	$558	$782
Research and development expenses	411	392	1,184	1,115
Selling, general and administrative expenses	1,086	945	3,135	2,677
Facility start-up	—	302	—	769

	$1,711	$1,945	$4,877	$5,343

Stock Incentive Plan
The Company is currently authorized to issue up to 12,150,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 2,158,708 shares are available for future issuance or future grant as of September 27, 2008. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All options granted will expire ten years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.
Stock option activity under the 2000 Plan for the year-to-date period ended September 27, 2008 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)
Outstanding at January 1, 2008	4,185	$4.43
Granted	—	—
Exercised	434	2.36
Forfeited	23	5.69

Outstanding at September 27, 2008	3,728	$4.67

The following table summarizes information about stock options outstanding at September 27, 2008:

			Options Outstanding		Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
		(in thousands)			(in thousands)
$0.87	$1.60	37	4.48	$1.49	37	$1.49
1.61	1.61	1,638	5.20	1.61	1,638	1.61
1.68	2.40	483	5.14	2.12	483	2.12
2.45	4.70	374	5.55	3.59	323	3.45
5.00	7.30	504	6.24	6.93	392	6.90
7.59	13.39	299	6.56	9.69	252	9.79
13.97	13.97	7	7.33	13.97	4	13.97
14.00	14.00	35	2.10	14.00	35	14.00
15.09	15.09	335	7.41	15.09	167	15.09
19.00	19.00	16	2.10	19.00	16	19.00

		3,728	5.63	$4.67	3,347	$3.99

The aggregate intrinsic value of outstanding options as of September 27, 2008 was $10.1 million, of which $10.0 million relates to options that were vested. The aggregate intrinsic value of outstanding options as of December 31, 2007 was $53.8 million, of which $47.3 million relates to options that were vested. The intrinsic value of options exercised for the year-to-date period ended September 27, 2008 was approximately $4.3 million. As of September 27, 2008, there was $2.2 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of one year. Total cash received from the exercise of stock options was $150,000 and $1.0 million for the quarter and year-to-date periods ended September 27, 2008.
The Company estimates the fair value of stock options using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. There were 16,000 options granted for the year-to-date period ended September 29, 2007 and no options granted for the year-to-date period ended September 27, 2008.
The Company values restricted stock units and restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures. Restricted stock activity for the year-to-date period ended September 27, 2008 is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding at January 1, 2008	2,837	$11.02
Granted	678	9.35
Vested	248	9.95
Forfeited	45	10.23

Outstanding at September 27, 2008	3,222	$10.76

Included in outstanding restricted shares are 1.6 million shares of performance-based restricted stock. The Company granted 800,000 shares of performance-based restricted stock to its executive officers in February 2007 and 100,000 shares to an executive officer in July 2007, all of which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2012. Also, in February 2006, the Company granted 800,000 shares of performance based restricted stock to the Company’s executive officers, of which 100,000 shares have since been cancelled due to an employee termination, which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2011. The Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $18.2 million of compensation expense associated with these performance-based awards if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.
The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of September 27, 2008 was $19.2 million. During the year-to-date period ended September 27, 2008, approximately 248,000 shares of restricted stock vested, with an aggregate vest-date fair value of approximately $2.5 million.
As of September 27, 2008, there was $13.4 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 2.7 years.
14. Facility Start-up Costs and Equipment Write-offs
In preparation for the operation of its Devens facility, the Company has incurred start-up costs and equipment write-offs of approximately $11.7 million and $358,000 for the quarters ended September 27, 2008 and September 29, 2007, respectively, and $28.2 million and $358,000 for the year-to-date periods ended September 27, 2008 and September 29, 2007, respectively. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with preparing and qualifying the facility for production. In addition, the Company recognized $1.9 million of equipment write-offs of its early generation wafer manufacturing machines that are no longer in use and will not be used at its Devens facility, and approximately $5.4 million of accelerated depreciation associated with scaling back its Marlboro location to a pilot operation.
15. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of January 1, 2007 and at September 27, 2008, the Company had no accrued interest related to uncertain tax positions. The Company files federal, state and foreign income tax returns. As the Company is in a loss carry forward position, the Company is generally subject to U.S. federal, state and local income tax examinations by tax authorities for all years for which a loss carry forward is available.
As a result of additional investments made in EverQ by the Company’s strategic partners in 2006 and 2007, the Company has recorded a deferred income tax liability of $8.7 million associated with the gains recognized from these additional investments, in addition to cumulative translation adjustments. The corresponding amounts are included in shareholders equity. Certain of these amounts should have been recorded with the corresponding gains recorded in 2006 and 2007. Management has concluded that the impact of these adjustments on the current and prior periods is immaterial.
16. Geographical and Customer Concentration of Revenue Information
Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenue:

	Year-to-Date Period Ended
	September 29,	September 27,
	2007	2008
By geography:
United States	83%	53%
Germany	1%	26%
Spain	1%	12%
Korea	13%	4%
Others	2%	5%

	100%	100%

By customer:
SunPower Corporation	22%	43%
Ralos Vertriebs GmbH	1%	17%
S.A.G. Solarstrom Vertriebs GmbH	—	10%
Woojin Electric Machinery Co. Ltd.	13%	4%
AEE Solar	10%	—
SunEdison	18%	—
groSolar	14%	2%
All other	22%	24%

	100%	100%

17. Related Party Transactions
In the normal course of business, the Company purchases silicon from REC and DC Chemical under existing supply agreements. For the quarters ended September 29, 2007 and September 27, 2008, the Company purchased silicon from REC for $1.2 million and $471,000, respectively. For the year-to-date periods ended September 29, 2007 and September 27, 2008, the Company purchased silicon from REC for $2.9 million and $2.0 million, respectively. For the quarter and year-to-date periods ended September 27, 2008, the Company purchased silicon for $2.5 million and $3.9 million from DC Chemical, respectively. As of September 27, 2008, the Company had approximately $29,000 outstanding to REC and $1.3 million outstanding to DC Chemical.

The Company receives fees from EverQ for its marketing and sale of EverQ panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to EverQ, which combined totaled approximately $2.8 million and $4.3 million for the quarters ended September 29, 2007 and September 27, 2008, respectively, and $6.3 million and $13.6 million for the year-to-date periods ended September 29, 2007 and September 27, 2008, respectively. The Company also receives payments from EverQ as a reimbursement of certain research and development and other support costs it incurs that benefit EverQ. For the quarters ended September 29, 2007 and September 27, 2008, the Company earned $351,000 and $31,000, respectively, from EverQ for reimbursement of research and development costs and other support costs. For the year-to-date periods ended September 29, 2007 and September 27, 2008, the Company earned $1.6 million and $370,000, respectively, from EverQ for reimbursement of research and development costs and other support costs. In addition, during the normal course of operations, the Company may buy or sell materials from/to EverQ. For the quarters ended September 29, 2007 and September 27, 2008, the Company purchased $137,000 and $61,000, respectively, of materials from EverQ. For the year-to-date periods ended September 29, 2007 and September 27, 2008, the Company purchased $805,000 and $168,000, respectively. The Company sold $0 and $54,000 of materials to EverQ during the quarters ended September 29, 2007 and September 27, 2008, respectively, and sold $80,000 and $425,000 of materials to EverQ during the year-to-date periods ended September 29, 2007 and September 27, 2008, respectively. At September 27, 2008 amounts due from EverQ of $3.5 million and amounts due to EverQ of $10.9 million are included in the accompanying condensed consolidated balance sheets.
18. Recent Accounting Pronouncements
In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP No. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP No. APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. The FSP No. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP No. APB 14-1 is effective as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this FSP on its consolidated financial statements.

In April 2008, the FASB issued FASB Statement (FAS) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS No. 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FAS No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FAS No. 142-3 will have on its financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure certain financial instruments and other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company adopted SFAS No. 159 effective January 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS No. 159 and, therefore, the adoption of SFAS No. 159 did not have an impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009, and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.
In December 2007, the FASB issued SFAS 141(R) “Business Combinations” (“SFAS No. 141(R)”. This statement is effective for fiscal years beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009. The objective of the statement is to establish principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets( acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K, as amended.
Executive Overview
We develop, manufacture and market String RibbonTM solar panels utilizing our proprietary wafer manufacturing technology. Our wafer manufacturing technology provides a cost-effective process for manufacturing very thin strips of multi-crystalline silicon that are then cut into wafers. These wafers are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies, combined with our integrated manufacturing process know-how, offer significant cost and manufacturing advantages over competing silicon-based PV technologies. With current silicon consumption of less than five grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately 50% of the silicon used by conventional sawing wafer production processes. We believe future enhancements to our technology will enable us to gradually reduce our silicon consumption to approximately one-and-a-half grams per watt by 2014.
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
Through intensive research and design efforts we have significantly enhanced our wafer manufacturing technology and our ability to manufacture multi-crystalline silicon wafers. Our Devens facility is using our quad wafer furnace equipment, which grows four very thin strips of crystalline silicon from one furnace as compared to the dual strip furnaces used in the Marlboro facility and EverQ’s first two facilities. Our quad furnace incorporates a state of the art automated wafer cutting technology that we expect will further improve our manufacturing process as it is used in our Devens facility and future facilities..
We began production of solar panels in our Devens facility during the third quarter of 2008. By early 2009, the first Devens facility is expected to be operating at an annual production capacity of approximately 80 MW. Upon reaching full production capacity, which is scheduled to occur in late 2009, the Devens facility is expected to be operating at an annual production capacity of approximately 160 MW.
In connection with our manufacturing expansion plans, since April 2007 we have entered into multi-year silicon supply agreements with four suppliers. Under our silicon supply agreements with DC Chemical Co., Ltd. (or DC Chemical), Wacker Chemie AG (or Wacker), Solaricos Trading, LTD (or Nitol), and Silicium de Provence S.A.S. (or Silpro), we have silicon under contract to reach annual production levels of approximately 135 MW in 2009, 300 MW in 2010, 600 MW in 2011 and 850 MW in 2012; and we plan to expand our manufacturing operations accordingly. Of the long-term polysilicon supply agreements with these four suppliers and REC, DC Chemical, REC and Nitol are contracted to provide us with polysilicon during 2009, of which DC Chemical is expected to provide approximately 65% of our 2009 expected requirements.
During the year-to-date period ended September 27, 2008 the Company entered into seven multi-year solar panel supply agreements, a portion of which are denominated in Euros. The combined current estimated sales value for all seven agreements is approximately $2.9 billion at September 27, 2008 exchange rates. These supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from the Company specified annual quantities of solar panels beginning primarily in the second half of 2008 and continuing through 2013.
We believe that our current cash, cash equivalents and marketable securities together with our recently completed $40 million credit facility should be sufficient to fund our planned capital programs and to fund our operating expenditures, including the completion of the Devens facility which is expected to be completed in early 2009, begin construction of our Michigan facility which will produce the unique heat resistant filament used in our wafer manufacturing process, and fund working capital needs as the Company expects to gradually begin generating cash from operations as 2009 progresses. However, cash on hand at September 27, 2008 will not be sufficient to fully construct and equip our next integrated facility and, therefore, we will be required to raise additional financing during 2009 or delay the construction of this next factory. We do not know whether we will be able to raise additional financing or whether we will be able to do so on favorable terms and in the necessary timeframe.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, if applicable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
Accounting for EverQ
We own one-third of EverQ and therefore apply the equity method of accounting for our share of EverQ’s operating results in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.”
We market and sell all solar panels manufactured by EverQ under the Evergreen Solar brand, as well as manage customer relationships and contracts. We receive fees from EverQ resulting from the sale of EverQ’s solar panels. During the quarter and year-to-date periods ended September 27, 2008, we received a fee of 1.6% of gross EverQ revenue relating to the sales and marketing of solar panels. In addition, we received royalty payments for our ongoing technology agreement with EverQ. Taken together, the sales and marketing fee and royalty payments totaled approximately 5.1% and 5.3% of gross EverQ revenue for the quarter and year-to-date periods ended September 27, 2008, respectively. We will also receive payments from EverQ to reimburse us for certain research and development and other support costs we incurred that could benefit EverQ. Income statement classification of these research and development reimbursement payments depends on how we are reimbursed.
For the quarters ended September 29, 2007 and September 27, 2008, we earned approximately $2.8 million and $4.3 million, respectively, and for the year-to-date periods ended September 29, 2007 and September 27, 2008 we earned $6.3 million and $13.6 million, respectively, from EverQ for royalty and selling fees. In addition, we earned $351,000 and $31,000 for the quarters ended September 29, 2007 and September 27, 2008, respectively, and $1.6 million and $370,000 for the year-to-date periods ended September 29, 2007 and September 27, 2008, respectively, from EverQ for reimbursement of research and development costs, and other support costs.
Revenue Recognition and Allowance for Doubtful Accounts
We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell our products to end users throughout the world. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by EverQ. Reported product revenues represented 85%, 81%, 87% and 80% for the quarter and year-to-date periods ended September 29, 2007 and September 27, 2008, respectively. International product sales accounted for approximately 14%, 43%, 17% and 47% for the quarter and year-to-date periods ended September 29, 2007 and September 27, 2008, respectively.
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
Warranty
We have provided for estimated future warranty costs of approximately $976,000 as of September 27, 2008, representing our best estimate of the likely expense associated with fulfilling our obligations under such warranties. We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be effected not only by our product failure rates, but also the costs to repair or replace failed products and potentially service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
Stock-based Compensation
We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period, in accordance with the provisions of Statement of Financial Accounting Standards No. 123 — (revised 2004), “Share-Based Payment"(“SFAS 123R”). Total equity compensation expense recognized during each of the quarter and year-to-date periods ended September 29, 2007 and September 27, 2008, was approximately $1.7 million, $1.9 million, $4.9 million and $5.3 million, respectively. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of January 1, 2006 will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures for prior periods.
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
Equity income (loss) from interest in EverQ. For the quarters ended September 29, 2007 and September 27, 2008, EverQ recorded approximately $1.2 million and $4.9 million of net income, respectively, of which we recorded our one-third share of approximately $404,000 and $1.6 million net of withholding taxes, respectively, in our condensed consolidated statements of operations. For the year-to-date periods ended September 29, 2007 and September 27, 2008, EverQ recorded approximately ($3.8) million and $18.9 million of net income (loss), respectively, of which we recorded our one-third share of approximately ($1.3) million and $6.2 million net of withholding taxes, respectively, in our condensed consolidated statements of operations.
Comparison of Quarters Ended September 27, 2008 and September 29, 2007
Revenues. Our product revenues for the quarter ended September 27, 2008 were $17.8 million, an increase of $2.4 million, or 16%, from $15.4 million for the quarter ended September 27, 2007. The increase in product revenues is primarily the result of increased sales volume of approximately 11% which resulted from the incremental volume of our new Devens facility in addition to higher average selling prices of approximately 5.5% that resulted primarily from a geographic shift in sales to Europe. Royalty revenue and marketing and selling fees from EverQ for the quarter ended September 27, 2008 were $4.3 million, an increase of $1.5 million, or 52%, from $2.8 million for the quarter ended September 29, 2007. The increase in royalty revenue and marketing and selling fees from EverQ was mainly due to the increased sales volume at EverQ which resulted from the ramp in output at its second facility which began production during the second quarter of 2007.
International product revenues accounted for 43% and 14% of total revenues for the quarters ended September 27, 2008 and September 29, 2007, respectively. Throughout most of 2007, including the third quarter, orders were largely fulfilled based upon geography. More than half of the product produced at EverQ was distributed to customers in Europe and the majority of the product produced at our Marlboro facility was distributed to customers in the United States which allowed us to efficiently manage worldwide distribution of product based on our wafer manufacturing technology. During the third quarter of 2008, approximately a third of our product shipments were to Europe in order to respond to specific customer demand.

The following table summarizes the concentration of quarterly product revenues by geography and customer:

	Quarter Ended
	September 29,	September 27,
	2007	2008
By geography:
United States	86%	57%
Germany	—	27%
Korea	11%	10%
Others	3%	6%

	100%	100%

By customer:
SunPower Corporation	25%	23%
Solar City	—	16%
Woojin Electric Machinery Co. Ltd.	11%	10%
AEE Solar	10%	1%
SunEdison	14%	—
groSolar	17%	4%
All other	23%	46%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the quarter ended September 27, 2008 was approximately $20.8 million, an increase of approximately $7.2 million or 52% from $13.7 million for the quarter ended September 29, 2007. Gross margin for the quarter ended September 27, 2008 was 5.7% as compared to 24.9% for the quarter ended September 29, 2007. The decrease in gross margin resulted from the higher costs associated with the initial production from our new Devens facility and lower support costs allocated to research and development supporting pilot programs. These higher initial production costs are temporary and resulted from the inefficiencies we anticipated during the initial stages of our significant capacity expansion. These increased production costs were offset by the increase in royalty revenue and marketing and selling fees from EverQ of approximately $1.5 million. The main purpose of our Marlboro facility is to develop and prototype new manufacturing process technologies which, when developed, will be employed in new factories. As such, our manufacturing costs incurred in Marlboro are substantially burdened by additional engineering costs and also reflect inefficiencies typically inherent in pilot and development operations.
Due to the pilot manufacturing nature of our existing Marlboro facility, we do not expect substantial improvements in gross margins generated by product sold from this facility. We do expect, however, that as we scale to capacity at our Devens facility product gross margins should improve substantially.
Research and development expenses. Our research and development expenses for the quarter ended September 27, 2008 were approximately $5.5 million, net of $31,000 of reimbursements from EverQ, an increase of approximately $160,000 or 3%, from $5.4 million, net of $351,000 of reimbursements from EverQ, for the quarter ended September 29, 2007. The increase is primarily attributable to higher depreciation expense of approximately $1.2 million associated with the expanded R&D facilities and associated equipment additions. This increase was offset by lower compensation and related costs of approximately $355,000, the majority of which relates to the realignment of personnel to directly support manufacturing, lower materials spending of approximately $319,000, in addition to lower allocated manufacturing support costs.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended September 27, 2008 were approximately $6.2 million, an increase of $1.1 million, or 22%, from $5.1 million for the quarter ended September 29, 2007. In general, our selling, general and administrative costs have increased as a result of our overall expansion of operations. As we continue to execute our expansion plans, we expect that our selling, general and administrative expenses will increase to support such growth. Specifically, the increase in selling, general, and administrative expenses was primarily attributable to higher marketing and communication costs of approximately $342,000 associated with increased advertising and the grand opening of our new Devens facility, increased IT costs of approximately $365,000 to support the growth of our operations, higher legal fees of approximately $120,000 in support of our on-going operations, and higher travel costs.
Facility start-up and equipment write-offs. Facility start-up costs for the quarter ended September 27, 2008 of $11.7 million represents an increase of approximately $11.3 million from $358,000 for the quarter ended September 29, 2007. The increase is attributable to our new Devens, Massachusetts facility on which we broke ground in September 2007 and is comprised primarily of $9.0 million of salaries and personnel related costs, consulting costs, consumable material costs, recruitment costs and other miscellaneous costs. In addition, during the second quarter of 2008 and in conjunction with our ramp up of the Devens facility, we began to ramp down the manufacturing activities at our Marlboro facility. Fixed assets with a total net book value of approximately $10.3 million are expected to be taken out of service by the end of 2008, and will be depreciated ratably through December 31, 2008, resulting in incremental depreciation of approximately $2.7 million per quarter.
Other income (expense), net. Other expense, net of ($3.3) million for the quarter ended September 27, 2008 was comprised of $5.0 million in net foreign exchange losses, $4.2 million in interest income, and $2.5 million in interest expense. Other income, net of $2.2 million for the quarter ended September 29, 2007 consisted of $133,000 in net foreign exchange losses, $3.3 million in interest income and $914,000 in interest expense. The increase in net foreign exchange losses was due primarily to the impact the strengthening U.S. dollar had on our Euro denominated 30.0 million loan receivable from a silicon supplier and approximately 9.0 million of Euro denominated prepaid inventory costs. The increase in interest income is attributable to our higher cash balance that resulted from the additional capital raised during the third quarter of 2008 in addition to interest earned on our loans receivable. The higher interest expense for the quarter ended September 27, 2008 is attributable to our higher debt obligations which increased by approximately $284 million to support our capacity expansion plans offset by a slightly lower interest rate on the new borrowings and higher capitalized interest costs resulting primarily from our on-going construction of the Devens facility.
Equity income from interest in EverQ. The equity income from our interest in EverQ was $1.6 million and $404,000 for the quarters ended September 27, 2008 and September 29, 2007, respectively, which represents our one-third share of EverQ’s net income of $4.9 million and $1.2 million, respectively. EverQ’s increased net income resulted primarily from its incremental production volume associated with its expanded facilities.
Net Loss. Net loss was $23.8 million and $3.7 million for the quarters ended September 27, 2008 and September 29, 2007, respectively. The increase in our net loss was due primarily to the costs associated with the facility start-up and accelerated depreciation of approximately $11.7 million, the anticipated higher production costs associated with our new Devens production facility, the unrealized foreign exchange losses associated with the loan receivable from a silicon supplier in addition to our Euro denominated prepaid inventory costs, and higher interest expense associated with our higher debt levels. These cost increases were offset by higher interest income that resulted from the higher cash balances generated by our third quarter 2008 financing.
Comparison of Year-To-Date Periods Ended September 27, 2008 and September 29, 2007
Revenues. Our product revenues for the year-to-date ended September 27, 2008 were $54.2 million, an increase of $12.8 million, or 31%, from $41.4 million for the year-to-date period ended September 29, 2007. The increase in product revenues is primarily the result of increased sales volume of approximately 22% which resulted from improved yields and added wafer capacity in our Marlboro facility, the incremental volume from our new Devens facility which began shipping product late in the third quarter, and higher average selling prices of approximately 7.5% that resulted primarily from a geographic shift in sales to Europe. Royalty revenue and marketing and selling fees from EverQ for the year-to-date period ended September 27, 2008 were $13.6 million, an increase of $7.3 million, or 117%, from $6.3 million for the year-to-date period ended September 29, 2007. The increase in royalty revenue and marketing and selling fees from EverQ was mainly due to the increased sales volume at EverQ which started production at its second facility in the second quarter of 2007.

International product revenues accounted for 47% and 17% of total product revenues for the year-to-date periods ended September 27, 2008, and September 29, 2007, respectively. Throughout most of 2007 orders were largely fulfilled based upon geography. More than half of the product produced at EverQ was distributed to customers in Europe and the majority of the product produced at our Marlboro facility was distributed to customers in the United States which allowed us to efficiently manage worldwide distribution of product based on our wafer manufacturing technology. However, in order to respond to specific customer demand, approximately half of our product shipments have been to Europe during the first nine months 2008.
The following table summarizes the concentration of year-to-date product revenues by geography and customer:

	Year-to-Date Period Ended
	September 29,	September 27,
	2007	2008
By geography:
United States	83%	53%
Germany	1%	26%
Spain	1%	12%
Korea	13%	4%
Others	2%	5%

	100%	100%

By customer:
SunPower Corporation	22%	43%
Ralos Vertriebs GmbH	1%	17%
S.A.G. Solarstrom Vertriebs GmbH	—	10%
Woojin Electric Machinery Co. Ltd.	13%	4%
AEE Solar	10%	—
SunEdison	18%	—
groSolar	14%	2%
All other	22%	24%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the year-to-date period ended September 27, 2008 was approximately $50.9 million, an increase of approximately $14.0 million, or 38%, from $36.9 million for the year-to-date period ended September 29, 2007. Gross margin for the year-to-date period ended September 27, 2008 was 24.9% as compared to 22.6% for the year-to-date period ended September 29, 2007. The increase in gross margin resulted from the higher royalty and selling fees associated with the increase in EverQ’s sales volume, higher silicon scrap sales, and an increase in product sales, offset by higher costs associated with the initial production from our new Devens facility and lower support costs allocated to research and development supporting pilot programs. These higher initial production costs are temporary and resulted from the inefficiencies we anticipated during the initial stages of our significant capacity expansion. Due to the pilot manufacturing nature of our existing Marlboro facility, we do not expect substantial improvements in gross margins generated by product sold from the facility. We do expect, however, that as we scale to capacity with our new Devens facility that product gross margins should improve.
Research and development expenses. Our research and development expenses for the year-to-date period ended September 27, 2008 were approximately $16.4 million, net of $370,000 of reimbursements from EverQ, an increase of approximately $622,000 or 4%, from $15.7 million, net of $1.6 million of reimbursements from EverQ, for the year-to-date period ended September 29, 2007. The increase is primarily attributable to higher depreciation expense of approximately $3.2 million associated with the expanded R&D facilities and associated equipment additions, and $154,000 increase in professional fees. These increases were offset primarily by lower compensation and related costs of approximately $1.3 million, the majority of which relates to the realignment of personnel to directly support manufacturing and the Devens ramp, lower material usage of approximately $541,000, lower travel costs of approximately $256,000, in addition to lower allocated manufacturing support costs.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the year-to-date period ended September 27, 2008 were approximately $17.1 million, an increase of $1.7 million, or 11%, from $15.4 million for the year-to-date period ended September 29, 2007. In general, our selling, general and administrative costs have increased as a result of our overall expansion of operations. As we continue to execute our expansion plans, we expect that our selling, general and administrative expenses will increase to support such growth. Specifically, the increase in selling, general, and administrative expenses was primarily attributable to increased compensation and related costs of approximately $563,000 associated with additional personnel, higher marketing and communication costs of $447,000 associated with increased advertising and the grand opening of our new Devens facility, increased IT costs of approximately $431,000 to support the growth of our operations, higher depreciation costs of approximately $135,000, and higher regulatory compliance fees.
Facility start-up and equipment write-offs. Facility start-up costs for the year-to-date period ended September 27, 2008 of $28.2 million was comprised primarily of $20.9 million of salaries and personnel related costs, consulting costs, recruitment costs, consumable material costs, and other miscellaneous costs associated with the construction of our new facility in Massachusetts which began in September 2007. In addition, we recognized $1.9 million of equipment write-offs of our early generation Quad machines that are no longer in use and will not be used at our Devens facility. In addition, during the second quarter of 2008 and in conjunction with our ramp up of the Devens facility, we began to ramp down the manufacturing activities at our Marlboro, Massachusetts facility. Fixed assets with a total net book value of approximately $10.3 million are expected to be taken out of service by the end of 2008, and will be depreciated ratably through December 31, 2008, resulting in incremental depreciation of approximately $2.7 million per quarter.
Other income (expense), net. Other income, net of $5.8 million for the year-to-date period ended September 27, 2008 was comprised of $1.4 million in net foreign exchange losses, $10.0 million in interest income, and $2.9 million in interest expense. Other income, net of $4.5 million for the year-to-date period ended September 29, 2007 consisted of $611,000 in net foreign exchange gains, $6.7 million in interest income and $2.8 million in interest expense. The increase in net foreign exchange losses was due to the timing of our Euro denominated transactions. The increase in interest income is attributable to our higher average cash balance that resulted from the cash raised from our equity offering in the first quarter of 2008 and senior convertible notes offering during the third quarter of 2008 in addition to interest earned on our loans receivable. The higher interest expense for the year-to-date period ended September 27, 2008 is attributable to our higher debt obligations which increased by approximately $284 million to support our capacity expansion plans offset by a slightly lower interest rate on the new borrowings and higher capitalized interest costs resulting primarily from our on-going construction of the Devens facility.
Equity income (loss) from interest in EverQ. The equity income (loss) from our interest in EverQ was $6.2 million and ($1.3) million for the year-to-date periods ended September 27, 2008 and September 29, 2007, respectively, which represents our one-third share of EverQ’s net income (loss) of $18.9 million and ($3.8) million, respectively. EverQ’s increased net income resulted primarily from its incremental production volume associated with its expanded facilities.
Net Loss. Net loss was $32.8 million and $17.4 million for the year-to-date periods ended September 27, 2008 and September 29, 2007, respectively. The increase in our net loss was due primarily to the costs associated with the start-up of our Devens facility, equipment write-offs and accelerated depreciation which totaled approximately $28.2 million offset by the increase in royalty revenue and marketing and selling fees from EverQ, improvement in our operating results as a result of the incremental sales volume, and the increase in other income, net.
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues; and, beginning in 2007, fees from EverQ for our marketing and sale of EverQ panels and royalty payments for our technology contribution to EverQ. At September 27, 2008, we had working capital of $287 million, including cash, cash equivalents and marketable securities of $309.2 million which includes our restricted cash on deposit with Deutsche Bank AG of $24.0 million.

Net cash used in operating activities was $33.3 million for the year-to-date period ended September 27, 2008, as compared to $4.8 million for the year-to-date period ended September 29, 2007. The use of operating cash for the year-to-date period ended September 27, 2008 resulted primarily from our net loss of $32.8 million, after adjusting for non-cash charges, in addition to an increase in the prepaid cost of inventory of $26.5 million which was mainly the result of nonrefundable payments totaling approximately $26.9 million required under our silicon supply agreements, a reduction in accounts payable of $12.9 million due to timing of payments, and an increase in inventory of $4.0 million as we ramp levels to support production at our new Devens manufacturing facility. These uses of cash were offset by the receipt of $17.7 million of grants associated with Devens and a decrease in other current assets of $9.4 million, the majority of which relates to the refund of VAT taxes. The net cash used in operating activities for the year-to-date period ended September 29, 2007 resulted from the net loss of $17.4 million and an increase in prepaid cost of inventory associated with the Wacker supply agreement offset by an increase in accounts payable of $7.4 million, a decrease in accounts receivable of $9.4 million, depreciation expense of $5.3 million, and compensation expense associated with employee equity awards of $4.9 million.
Net cash used in investing activities was $300.7 million for the year-to-date period ended September 27, 2008 compared to $77.2 million for the year-to-date period ended September 29, 2007. The majority of the net cash used in investing activities for the year-to-date period ended September 27, 2008 was due to the expenditures associated with our Devens, Massachusetts manufacturing facility, and to a lesser extent, facility improvements and purchases of equipment for our Marlboro prototype manufacturing and research and development facilities which combined totaled approximately $250.8 million. In addition, the second installment of 15 million Euros (approximately $22.2 million) was made to Silicium De Provence (Silpro) in conjunction with our loan agreement with them. We also advanced approximately $18.2 million to EverQ in conjunction with a shareholder loan agreement entered into with them along with REC and Q-Cells, our joint venture partners. Net cash used in investing activities was also impacted by approximately $26.7 million of net purchases of marketable securities. These uses were offset by the return to us by Deutsche Bank AG of approximately $17.0 million of the $41.0 million deposited with them during 2007 in conjunction with an EverQ loan guarantee. The net cash used in investing activities for the year-to-date period ended September 29, 2007 was due to the increase in restricted cash of $41.0 million associated with the guarantee of the EverQ loan, in addition to expenditures of approximately $20.7 million associated with our new manufacturing facility, facility improvements and purchases of equipment for our Marlboro manufacturing and research and development facilities, and net purchase of marketable securities of approximately $15.5 million.
Approximately $239.7 million of the 2008 expenditures was for the Devens facility which will provide production capacity of approximately 160 MW in two 80 MW phases. The Commonwealth of Massachusetts support program has provided a low-cost, 30-year land lease in addition to approximately $20.0 million in grants. The remaining 2008 expenditures were primarily for facility improvements and equipment for our Marlboro facilities in addition to the initial phase of our Michigan facility. As of September 27, 2008, our outstanding commitments for capital expenditures were approximately $122.6 million. Capital expenditures for the year-to-date period ended September 29, 2007 were primarily for facility improvements and equipment for our Marlboro manufacturing and development facilities in addition to expenditures for our new manufacturing facility.
Net cash provided by financing activities was $492.4 million for the year-to-date period ended September 27, 2008 compared to $172.5 million for the year-to-date period ended September 29, 2007. Net cash provided by financing activities for the year-to-date period ended September 27, 2008 resulted mainly from the net proceeds of $364.0 million from the issuance of our senior convertible debt offering which closed during the third quarter of 2008 and the net proceeds of 18.4 million shares of our common stock sold in a public offering at $9.50 per share and which closed in February 2008. These proceeds were offset by the up-front initial premium payment of $39.5 million associated with the capped call which was entered into concurrent with the senior convertible debt offering. Net cash provided by financing activities for the year-to-date period ended September 29, 2007 resulted from the net proceeds of 17.25 million shares of our common stock sold in a public offering at $8.25 per share and which closed in May 2007. In addition, 3.0 million shares of our common stock were sold to DC Chemical Co., Ltd. (“DC Chemical”) for $12.07 per share in conjunction with a stock purchase agreement.
We believe that our current cash, cash equivalents, and marketable securities together with our recently completed $40 million credit facility should be sufficient to fund our planned capital programs and to fund our operating expenditures, including the completion of our Devens facility in early 2009, begin construction of our Michigan facility, and fund working capital needs as the Company expects to gradually begin generating cash from operations as 2009 progresses. However, cash on hand at September 27, 2008 will not be sufficient to fully construct and equip our next integrated facility and, therefore, we will be required to raise additional financing during 2009 or delay the construction of this next factory. We do not know whether we will be able to raise additional financing or whether we will be able to do so on favorable terms and in the necessary timeframe.
In connection with our Senior Convertible Notes offering on June 26, 2008 (“Senior Notes”), we entered into a capped call transaction with respect to our common stock (the “Capped Call”) with an affiliate of the lead underwriter in order to reduce the dilution that would otherwise occur as a result of new common stock issuances upon conversion of the Senior Notes. The Capped Call transaction was designed to reduce the potential dilution resulting from the conversion of the Senior Notes into shares of our common stock. The total premium for the Capped Call was approximately $68.1 million of which $39.5 million was paid contemporaneously with the closing of the Senior Notes offering and the remaining $28.6 million was required to be paid in nine equal semi annual installments beginning January 15, 2009. In addition, we entered into a common stock lending agreement with a second affiliate of the lead underwriter pursuant to which we loaned 30,856,538 shares of our common stock to this affiliate. These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to us no later than July 15, 2013, the maturity date of the Senior Notes. On September 15, 2008 and October 3, 2008, respectively, the lead underwriter and its affiliate filed for protection under Chapter 11 of the federal Bankruptcy Code. The bankruptcy filings represented events of default under the Capped Call transaction. As a result of the defaults, our obligations under the agreement were suspended and the remaining premium liability was reversed against equity. Unless we choose to implement a new capped call arrangement, the dilutive impact of conversion of the Senior Notes may be greater, based on the actual conversion price of $12.11 per share. The bankruptcy filing and the placement of the second Lehman affiliate into administration in the United Kingdom also contractually required the lead underwriter’s second affiliate to return to us the shares loaned under the common stock lending agreement. We have since demanded the immediate return of all outstanding borrowed shares, however, the shares have not yet been returned. While we are exercising all of our legal remedies, including litigation against various Lehman Brothers entities and Barclays PLC, we have included these shares in our per share calculation on a weighted average basis due to the uncertainty surrounding the recovery of the shares.
EverQ Debt Guarantee
On April 30, 2007, we entered into a Guarantee and Undertaking agreement with Q-Cells AG and Renewable Energy Corporation ASA in connection with EverQ entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement provides EverQ with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, we along with Q-Cells AG and Renewable Energy Corporation ASA, each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of EverQ’s repayment obligations under the loan agreement. As of September 27, 2008, we had $24.0 million deposited in a Deutsche Bank AG account fulfilling our obligation under the Guarantee, which is classified as restricted cash in our balance sheet. Effective September 30, 2008, the Guarantee and associated restriction on our $24 million of cash deposited with Deutsche Bank AG were released. As of September 27, 2008, the total amount of debt outstanding under the loan agreement was 96.7 million Euros (approximately $141.1 million at September 27, 2008 exchange rates) of which 66.9 million Euros was current (approximately $97.7 million at September 29, 2008 exchange rates). Repayment of the loan is due in quarterly installments through September 30, 2010.
Contractual Obligations
The following table summarizes our contractual obligations as of September 27, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than
	Years	1 Year	1-3 Years	4-5 Years	After 5 Years
Non-cancelable operating leases	$6,029	$2,573	$3,214	$242	$—
Maturity of Senior Convertible Debt	373,750	—	—	373,750	—
Interest expense associated with Senior Convertible Debt	75,144	15,344	44,850	14,950	—
Capital expenditure obligations	122,586	122,586	—	—	—
Raw materials purchase commitments	814,515	84,968	316,816	230,469	182,262

Total contractual cash obligations	$1,392,024	$225,471	$364,880	$619,411	$182,262

In January 2008, we entered into a second multi-year silicon supply agreement with one of our suppliers. The supply agreement provides the general terms and conditions pursuant to which the supplier will supply us with specified annual quantities of silicon at fixed prices beginning in 2009 and continuing through 2015. We made non refundable prepayments totaling approximately $21.9 million in connection with this Agreement that will be amortized as an additional cost of inventory as silicon is delivered by the supplier and utilized by us. The prepayment is included in the balance sheet in Prepaid Cost of Inventory. Additional nonrefundable prepayments totaling approximately $14.6 million under all of our silicon supply agreements will be required prior to the end of 2008.
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
During 2007 and the year-to-date period ended September 27, 2008, we entered into multi-year silicon supply agreements with four suppliers. The agreements have varied start and end dates. Additionally, from time to time we may agree to purchase equipment and materials internationally with delivery dates as much as six to twelve months in the future.
For the year-to-date period ended September 27, 2008, approximately 41% of our product revenues were denominated in Euros. The portion of our sales that are denominated in Euros are expected to increase in future periods. During the year-to-date period ended September 27, 2008 the Company entered into seven multi-year solar panel supply agreements, a portion of which are denominated in Euros. The combined current estimated sales value for all seven agreements is approximately $2.9 billion at September 27, 2008 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels beginning primarily in the second half of 2008 and continuing through 2013.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) under the Exchange Act). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance.
Internal Control over Financial Reporting
During the quarter ended September 27, 2008, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We filed suit in the United States Bankruptcy Court for the Southern District Court of New York against Barclays PLC and certain of its affiliated entities (or Barclays), and Lehman Brothers Holdings Inc. and certain of its affiliated entities (or Lehman Brothers) declaring that Lehman Brothers did not have title to approximately 12.2 million shares of Evergreen Solar’s common stock previously loaned by Evergreen Solar to Lehman Brothers in July 2008 and seeking the return of those shares. Apparently such shares were held by Lehman Brothers when it filed for bankruptcy and those shares were later purported to be transferred to Barclays, PLC. We have specifically demanded Barclays immediately return the 12.2 million shares it obtained from Lehman Brothers after Lehman Brothers filed for bankruptcy. Pending a decision by the court regarding the return of the shares, Evergreen Solar has asked the Court to enjoin any further transfer of the shares now held by Barclays. A hearing on our motion for a preliminary injunction is currently scheduled for November 5, 2008. We cannot predict the outcome of this effort to recover our shares or any compensation therefor.
In the ordinary conduct of our business, we are also subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we are not a party to any other material legal proceedings within the meaning of Item 103 of Regulation S-K.
Item 1A. Risk Factors
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007 as filed on February 27, 2008 and subsequently amended describes some of the risks and uncertainties associated with our business. Additional risks and uncertainties that may adversely impact our business, financial condition, results of operations, cash flows and future results are described below. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on currently available information. These other factors that are not disclosed below or in our most recent Annual Report on Form 10-K also have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.
If our suppliers fail to deliver polysilicon sufficient to meet our needs or we are unable to otherwise obtain the polysilicon we need to meet our production targets, our revenue growth, gross margins and profitability would be adversely affected.

Recent announcements by major silicon suppliers regarding delays in the start-up of their new polysilicon production facilities are indicative of the complexities involved with such projects and highlight the possibility that our suppliers may not provide polysilicon sufficient to meet our manufacturing requirements for the expected panel production levels we previously forecasted.
Polysilicon is an essential raw material in our production of photovoltaic cells which we use to make our solar panels. There is currently an industry-wide shortage of polysilicon and a limited number of polysilicon suppliers, which has resulted in significant price increases and pre-payment requirements under polysilicon agreements. Although we have contracted with vendors for polysilicon supply sufficient for our stated expansion plans, our estimates regarding our supply needs may not be correct and our suppliers may need to delay shipments currently expected under these contracts. A number of our suppliers, including DC Chemical, Nitol and Silpro, are constructing new facilities to manufacture the polysilicon to be delivered to us. The construction of these facilities is a substantial undertaking, requiring several years to complete and subject to numerous risks and uncertainties relating to new construction. Each of DC Chemical, Silpro and Nitol has limited experience in developing polysilicon manufacturing facilities. We have also made significant prepayments with our polysilicon suppliers. In many instances these payments are not refundable or will be difficult to recover if a supplier defaults on its obligations. Although we have long-term polysilicon supply agreements with five different suppliers, only DC Chemical, REC and Nitol are contracted to provide us with polysilicon during 2009, of which DC Chemical is expected to provide approximately 65% of our 2009 expected requirements.
If DC Chemical, Wacker, Nitol, Silpro REC or any of our other possible polysilicon suppliers are unable or unwilling to supply us with polysilicon as previously forecasted under the applicable supply agreements, our ability to meet existing and future customer demand for our products would be impaired. In turn, this could cause us to make fewer shipments, lose distribution partners and market share and generate lower than anticipated revenue, thereby seriously harming our financial condition and results of operations.
Litigation to recover shares of our common stock loaned to Lehman Brothers could be expensive, time-consuming and ultimately unsuccessful.
We filed suit in the United States Bankruptcy Court for the Southern District Court of New York against Barclays and Lehman Brothers declaring that Lehman Brothers did not have title to approximately 12.2 million shares of Evergreen Solar’s common stock previously loaned by Evergreen Solar to Lehman Brothers in July 2008 and seeking the return of those shares. We expect Barclays to vigorously defend their position against our claims. We expect to incur significant legal expenses and allocate management time and attention to the litigation. Despite our expense and efforts, no assurance can be provided that we will be able to recover any of the shares or that we will be able to recover any significant damages from Lehman Brothers or Barclays.
In light of economic uncertainty and extremely difficult credit markets, our expansion plans may be delayed and we may not be able to fulfill customer contracts for shipments in 2011 and beyond.
Economic uncertainty, turmoil in the financial markets and disarray in the world credit markets may adversely impact our previously announced long-term expansion plans to reach sales of 300 MW in 2010 MW, 600 MW in 2011 and 850 MW in 2012. While we have enough capacity from our pilot facility in Marlboro and our new facility in Devens to meet our long term sales contracts through 2010, we are currently committed to supply aggregate volumes to customers beginning in 2011 that will exceed the capacity of our Marlboro and Devens facilities as they are currently envisioned. We do not know whether we will be able to raise additional financing or whether we will be able to do so on favorable terms and in the necessary timeframe. If the cost and availability of capital does not improve significantly in the next few quarters, we may need to delay our expansion plans. If we delay our expansion plans beyond the third or fourth quarter in 2009, as early as the second quarter of 2011 we may not be able to manufacture and deliver the volumes of solar panels we have agreed to supply pursuant to our long-term customer supply agreements.

The significant amount and the structure of our recent offering of senior convertible notes could adversely affect our business, financial condition and results of operations.
We incurred a significant amount of debt and substantial debt service requirements as a result of the offering of our senior convertible notes completed in July 2008. As of September 27, 2008, we had $373.8 million of indebtedness outstanding, in addition to $3.0 million of letters of credit issued under our working capital facility. Our substantial indebtedness could have significant consequences on our future operations, including:
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
Since March 29, 2008, we have entered into long-term contracts with seven customers that we expect will be supplied from our Devens and Marlboro, Massachusetts manufacturing facilities between July 2008 and the end of 2013. Four of these seven customers have agreed to purchase, in the aggregate, most of our estimated total manufacturing output for the second half of 2008, with two of the seven each purchasing more than 25% of our manufacturing output in that period. These seven customers have agreed to purchase, in the aggregate, approximately 50% of our estimated 135 MW of total manufacturing output for 2009, with two of the seven purchasing more than 10% of our manufacturing output in that period.
The failure of these customers to purchase product as agreed in our contracts could significantly harm our business, financial condition and results of operations. Given the nature of the market for our products and the terms of our customer contracts, we may be required to reduce our prices or modify other payment terms. Any price reductions will result in lost revenues and decreased margins.
Fluctuations in currency exchange rates could adversely affect our business as well as result in foreign currency exchange losses.
As we expand our manufacturing operations, our exposure to fluctuations in currency exchange rates are expected to increase. During 2007 and the year-to-date period ended September 27, 2008, we entered into multi-year silicon supply agreements with four suppliers. The agreements have varied start and end dates and two of our agreements are denominated in Euros. Additionally, from time to time we purchase equipment and materials internationally with delivery dates as much as six to twelve months or more in the future. To the extent that such purchase obligations are denominated in foreign currency, we are exposed to potential increased costs if the U.S. dollar currency loses value relative to the foreign currency.
In addition, the expansion of our distribution network internationally has increased our exposure to fluctuation in currency exchange rates. For the year-to-date period ended September 27, 2008, approximately 41% of our product revenues were denominated in Euros. The portion of our product revenues that are denominated in Euros will increase in future periods. As of October 2008, we entered into seven multi-year solar panel supply agreements, a portion of which are denominated in Euros. The combined estimated current sales value of these agreements is approximately $2.9 billion at September 27, 2008 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels beginning primarily in the second half of 2008 and continuing through 2013. As a result, a strengthening of the U.S dollar will decrease our expected U.S. dollar revenue under these agreements and thereby adversely affect our gross and net profit margins.
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
Provisions of our senior convertible notes could also discourage an acquisition of us by a third party.
Certain provisions of the senior convertible notes we issued could make it more difficult or more expensive for a third party to acquire us, or may even prevent a third party from acquiring us. For example, upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes, or, upon certain change of control transactions, holders of the notes may elect to convert all or a portion of the notes. We may also be required to increase the conversion rate for conversions in connection with certain fundamental changes. By discouraging an acquisition of us by a third party, these provisions could have the effect of depriving the holders of our common stock of an opportunity to sell their common stock, as applicable, at a premium over prevailing market prices.

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

Date: November 5, 2008
/s/ Michael El-Hillow
Michael El-Hillow
Chief Financial Officer and Secretary (Principal Financial Officer)