Form 10-K
period 2008-12-31
EVERGREEN SOLAR INC
filed 2009-03-02
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 0-31687

EVERGREEN SOLAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3242254
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

138 Bartlett Street
Marlboro, Massachusetts 01752	(508) 357-2221
(Address of principal executive offices)(zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 28, 2008 was approximately $1.46 billion.
     As of February 13, 2009, there were 164,877,650 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

Page
Item 1. Business	3
Item 1A. Risk Factors	13
Item 1B. Unresolved Staff Comments	29
Item 2. Properties	30
Item 3. Legal Proceedings	30
Item 4. Submission of Matters to a Vote of Security Holders	30
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6. Selected Financial Data	33
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	48
Item 8. Financial Statements and Supplementary Data	48
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9A. Controls and Procedures	49
Item 9B. Other Information	49
PART III
Item 10. Directors and Executive Officers of the Registrant	50
Item 11. Executive Compensation	54
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13. Certain Relationships and Related Transactions	71
Item 14. Principal Accounting Fees and Services	73
PART IV
Item 15. Exhibits, Financial Statement Schedules	73
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
Schedule 1 — Condensed Financial Information of the Registrant	F-36
SIGNATURES
Ex-10.3 First Amendment to Amended and Restated 2000 Stock Option and Incentive Plan
Ex-10.32 Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008
Ex-10.33 Amended and Restated Sales Representative Agreement by and Between the Registrant and Sovello dated October 6, 2008
Ex-10.34 Quad Technology License Agreement by and Between the Registrant and Sovello dated October 6, 2008
Ex-10.35 Addendum to Quad Technology License Agreement by and Between the Registrant and Sovello dated October 6, 2008
Ex-10.36 Undertaking of Evergreen Solar dated October 6, 2008
Ex-10.37 Amended and Restated Master Joint Venture Agreement by and among the Registrant, Q-Cells, REC and Sovello AG, dated November 6, 2008
Ex-10.38 Form of Amended and Restated Change of Control Severance Agreement
Ex-10.39 Form of Amended and Restated Change of Control Severance Agreement
Ex-10.40 Form of Amended and Restated Change of Control Severance Agreement
Ex-10.41 Amended and Restated Management Incentive Policy
Ex-10.42 PV License Agreement by and between ESLR1, LLC and TISICS Ltd. dated September 5, 2007
Ex-23.1 Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
Ex-23.2 Consent of Leipzig, Germany PricewaterhouseCoopers AG
Ex-31.1 Certification of the Chief Executive Officer
Ex-31.2 Certification of the Chief Financial Officer
Ex-32.1 Certification of the Chief Executive Officer
Ex-32.2 Certification of the Chief Financial Officer
Ex-99.1 - Sovello balance sheet for the period ended December 31,2006
Ex-99.2 - Sovllo income statement for the period December 20 to December 31, 2006
Ex-99.3 - Sovello cash flow for the period December 20 to December 31, 2006
Ex-99.4 - Sovello notes to the financial statements for the period December 20 to December 31, 2006
Ex-99.5 - Opinion Letter, Leipzig, Germany PricewaterhouseCoopers AG

PART I
Forward-Looking Statements
     This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the documents incorporated by reference herein, contain forward-looking statements that involve risks, uncertainties and assumptions, including those discussed in “Risk Factors” in Item 1A of this report. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:
•	our future growth, revenue, earnings and gross margin improvement;

•	the Devens facility expansion and other potential capacity expansions, and the timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•	the sufficiency of our cash, cash equivalents and marketable securities; access to capital markets to satisfy our anticipated cash requirements; and possible sales of securities and our planned use of proceeds from such sales;

•	capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	the demand and market for solar energy, shifts in our geographic product revenue mix, and our position in the solar power market;

•	the volume of photovoltaic solar panels we will produce;

•	the making of strategic investments and expansion of strategic partnerships, manufacturing operations and distribution networks; and the future benefit of these activities;

•	operating efficiency of manufacturing facilities, including increases in manufacturing scale and technological improvements needed to continuously reduce the cost per watt to manufacture our products;

•	revenue from customer contracts primarily denominated in Euros that are subject to foreign currency exchange risks and the use of derivative financial instruments to manage those risks;

•	future plans and benefits from the Sovello joint venture (formerly EverQ), including the expansion of Sovello’s manufacturing capacity and our ability to obtain liquidity for our investment through an initial public offering of Sovello shares or otherwise;

•	our receipt or Sovello’s receipt of public grant awards and other government funding to support our expansion or Sovello’s expansion;

•	our expectations regarding product performance and cost and technological competitiveness;

•	our ability to obtain key raw materials, including silicon supply from our suppliers;

•	the benefits of our proprietary technology and new manufacturing and other developments, including our quad wafer furnace design and continued enhancements of our wafer, cell and panel production technologies; and

•	the payment of any cash dividends.
     These statements may be identified with such words as “we expect,” “we believe,” “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties may include, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by distribution partners, suppliers and other partners, and other risks and uncertainties described herein, including but not limited to the items discussed in Item 1A.“Risk Factors.” We caution readers not to place undue reliance on any forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We disclaim any obligation to update publicly or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

ITEM 1. BUSINESS.
BUSINESS OVERVIEW
     We develop, manufacture and market String Ribbon™ solar panels utilizing our proprietary wafer manufacturing technology. Our technology involves a unique process to produce multi-crystalline silicon wafers by growing thin strips of multi-crystalline silicon that are then cut into wafers. This unique process substantially reduces the amount of silicon and other processing costs required to produce a wafer when compared to wafer manufacturers utilizing conventional sawing processes. Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. With current silicon consumption of less than five grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately half of the silicon used by wafer manufacturers utilizing conventional sawing processes. The wafers we produce are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies, combined with our integrated manufacturing process know-how, offer significant cost and manufacturing advantages over competing silicon-based PV technologies.
     Through intensive research and design efforts we have significantly enhanced our wafer manufacturing technology and our ability to manufacture multi-crystalline silicon wafers. Our new manufacturing facility located in Devens, Massachusetts is using our quad wafer furnace equipment, which grows four thin strips of multi-crystalline silicon from one furnace as compared to the dual strip furnaces historically used in the Marlboro pilot facility. Our quad wafer furnace incorporates a state of the art automated wafer cutting technology that improves our manufacturing process.
     We began production of solar panels in our first Devens facility during the third quarter of 2008. Upon reaching full production capacity, which is scheduled to occur in the second half of 2009, the Devens facility is expected to be operating at an annual production capacity of approximately 160 megawatts, or MW.
     Since April 2007 we have entered into multi-year silicon supply agreements with four suppliers. Under our silicon supply agreements with DC Chemical Co., Ltd. (or DC Chemical), Wacker Chemie AG (or Wacker), Solaricos Trading, LTD (or Nitol), and Silicium de Provence S.A.S. (or Silpro), we have silicon under contract that provides over 12,000 metric tons of silicon through 2019 including 550 metric tons in 2009. During 2009, DC Chemical is expected to provide approximately 65% of our 2009 expected requirements.
     Our revenues today are primarily derived from the sale of solar panels, which are assemblies of PV cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products primarily include on-grid generation, in which supplemental electricity is provided to an electric utility grid. Our products are currently sold to customers primarily in Europe and the United States. During the year-ended December 31, 2008 we entered into seven multi-year solar panel supply agreements, a portion of which are denominated in Euros. The combined current estimated sales value for all seven agreements is approximately $2.8 billion at December 31, 2008 exchange rates, with deliveries scheduled through 2013.
     On December 29, 2008, as part of ongoing efforts to lower overhead costs and reduce overall cash requirements, we committed to a plan to cease operations at our pilot manufacturing facility in Marlboro, Massachusetts. Production at the facility ceased on December 31, 2008. Future advanced manufacturing piloting activities will be performed at our Devens manufacturing facility. Most of the Marlboro pilot manufacturing facility employees have transferred to the Devens manufacturing facility to fill open positions associated with the second phase of Devens. As a result of the cessation of manufacturing in Marlboro, we recorded restructuring costs, principally non-cash charges, of approximately $30.4 million associated with the write-off of manufacturing and development equipment, inventory and leasehold improvements of the Marlboro pilot facility. We may also incur occupancy, location restoration and moving costs of approximately $4.0 to $5.0 million during 2009. We believe that closing the Marlboro pilot manufacturing facility and better utilizing existing equipment and facilities at our research and development center and at our Devens manufacturing facility will result in lower overhead costs and reduce overall cash requirements.
     At December 31, 2008, we had approximately $178 million of cash, cash equivalents and marketable securities, of which approximately $23 million was due to Sovello that we collected as their sales agent. Through mid-2009, the completion of the Devens factory, the first phase of our Midland factory and debt service interest payments will require approximately $120 million, leaving approximately $35 million available to fund our operations. Throughout the first half of 2009, we expect our working capital requirements will increase substantially as production and shipments increase from our Devens facility. Assuming we are able to execute our business plan as currently envisioned, we believe that our cash on hand combined with our expected increases in working capital balances will provide us with sufficient liquidity or access to liquidity to fund our operations and planned capital programs for the next 12 months. We also believe that given the current state of the worldwide economy and credit markets, it is prudent to pursue short-term financing options, including but not limited to renegotiation of existing or new working capital lines of credit, in order to provide us with the most flexible liquidity protection possible. If adequate capital does not become available when needed on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
Sovello Joint Venture
     Our wafer manufacturing technology is also used by Sovello AG (formerly EverQ GmbH), or Sovello, our joint venture with Q-Cells AG, or Q-Cells (the world’s largest independent manufacturer of solar cells), and Renewable Energy Corporation ASA, or REC (one of the world’s largest manufacturers of solar-grade silicon and multi-crystalline wafers, and the main supplier of silicon to Sovello). Sovello began operations in mid-2006 and has grown to approximately 85 MW, of annual production capacity from two manufacturing facilities as of December 31, 2008.
     On October 25, 2007, we and our two Sovello partners approved the construction of Sovello’s third manufacturing facility, Sovello 3, in Thalheim, Germany, which is expected to increase Sovello’s annual production capacity to approximately 180 MW by the second half of 2009. Our quad wafer furnaces will be used by Sovello as it expands its own production capacity. Sovello will pay us a royalty based on actual cost savings realized using our quad wafer furnaces in Sovello 3 as compared to its dual wafer furnaces, which are in use at Sovello’s first two manufacturing facilities.
     On December 19, 2006, we became equal partners in Sovello with Q-Cells and REC, with each sharing equally in its net income or loss. As a result of our reduction in ownership to one-third, we use the “equity method of accounting” for our share of Sovello results, rather than consolidating those results as we had in the past. Under the equity method of accounting, we report our one-third share of Sovello’s net income or loss as a single line item in our income statement.
     Until December 31, 2008, we marketed and sold all solar panels manufactured by Sovello under the Evergreen Solar brand, and managed customer relationships and contracts related to the sale of Sovello manufactured product. Since Sovello began operating, we have received fees from Sovello resulting from the sale of Sovello’s solar panels. During 2007 and 2008, we received a fee of 1.7% and 1.6%, respectively, of gross Sovello revenue in total sales and marketing fees. In addition, we have received and will continue to receive royalty payments for our ongoing technology contributions to Sovello. Combined, the sales and marketing fee and royalty payments totaled approximately 6.0% and 5.2% of gross Sovello revenue during 2007 and 2008, respectively, or approximately $11.5 million and $16.7 million, respectively.
     For 2009, we, Q-Cells and REC agreed to have Sovello begin marketing and selling its products under its own brand. Sovello will continue to manufacture some Evergreen Solar- branded product in 2009 and 2010 but, with its independent sales and marketing team now in place, our involvement in marketing and selling Sovello product will decrease. In light of the sales transition, our selling fee for Sovello product sold under the Evergreen Solar brand has been reduced to 0.5% for 2009 and will eventually be eliminated once the transition is complete. Despite the sales transition, Evergreen Solar will continue to receive royalty payments for the Evergreen Solar technology used to manufacture Sovello’s products.
INDUSTRY BACKGROUND
Overview
     With approximately $1 trillion in annual global revenues during 2007, the electric power industry is one of the world’s largest industries. Furthermore, electric power accounts for a growing share of overall energy use. While a majority of the world’s current electricity supply is generated from fossil fuels such as coal, oil and natural gas, these traditional energy sources face a number of challenges including rising prices, security concerns over dependence on imports from a limited number of countries, which have significant fossil fuel supplies and growing environmental concerns over the climate change risks associated with power generation using fossil fuels. As a result of these and other challenges facing traditional energy sources, governments, businesses and consumers are increasingly supporting the development of alternative energy sources, including solar energy.

     The solar power market has grown significantly in the past decade. According to Solarbuzz, the global solar power market, as measured by annual solar power system installations, increased from 598 MW in 2003 to 2,826 MW in 2007, representing a CAGR 47.4%, while solar power industry revenues grew to approximately $17.2. billion in 2007. Despite the rapid growth, solar energy constitutes only a small fraction of the world’s energy output and therefore may have significant growth potential. Solarbuzz projects that annual solar power industry revenue could reach between $23.7 billion and $50.5 billion by 2011.
  Key Growth Drivers and Advantages of Solar Power
     Solar power generation has emerged as one of the most rapidly growing renewable sources of electricity. Solar power generation has several advantages over other forms of electricity generation that have driven and will continue to drive the growth of the solar power industry:
•	An Increase in Solar Power Generation Will Reduce Dependence on Fossil Fuels. Worldwide demand for electricity is expected to nearly double from 14.3 billion MW hours in 2002 to 25.0 billion MW hours in 2025, according to the U.S. Department of Energy. Additionally, according to International Energy Agency 2006 estimates, over 60% of the world’s electricity is generated from fossil fuels such as coal, natural gas and oil. The combination of declining finite fossil fuel energy resources and increasing energy demand is depleting natural resources as well as driving up electricity costs, underscoring the need for reliable renewable energy production. Solar power systems are renewable energy sources that rely on the sun as an energy source and do not require a fossil fuel supply. As such, they are well positioned to offer a sustainable long-term alternative means of power generation.

•	Environmental Advantages. Solar power is one of the cleanest electric generation sources, capable of generating electricity without air or water emissions, noise, vibration, habitat impact or waste generation. In particular, solar power does not generate greenhouse gases that contribute to global climate change or other air pollutants, as power generation based on fossil fuel combustion does, and does not generate radioactive or other wastes as nuclear power and coal combustion do. It is anticipated that greenhouse gas regulation in the United States and internationally will increase the costs and constrain the development of fossil fuel based electric generation and increase the attractiveness of solar power as a renewable electricity source.

•	Flexible Locations. From tiny solar cells powering a hand-held calculator, to an array of rooftop panels powering an entire home, to acres of panels on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world. Solar power is among the best technologies for power generation in urban areas, environmentally sensitive areas and geographically remote areas in both developing and developed countries.

•	Government Incentives. Germany, Italy, Japan, Spain and the United States presently account for the majority of world market demand for solar power systems. Government policies in these countries, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. Typical government incentives include capital cost rebates, feed-in tariffs, tax credits and net metering. Internationally, Spain, Portugal, Greece, France, South Korea and Italy have recently developed new solar support programs. Other countries, including China, are increasingly adopting similar incentives. In the United States, the 30% investment tax credit for solar investment was renewed and made eligible for conversion into a direct grant by the American Recovery and Investment Act.
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
     The conventional crystalline silicon-based wafer manufacturing process differs substantially from our proprietary technology. Our technology is a cost-effective process for manufacturing thin strips of crystalline silicon that are then cut into wafers. These wafers are the primary components of PV cells which, in turn, are used to produce solar panels. With silicon consumption of less than five grams per watt, we believe we are the industry leader in efficient polysilicon consumption and use about half of the silicon used by wafer manufacturers utilizing conventional sawing processes.
     In contrast to the crystalline silicon-based wafer manufacturing process, thin film technology involves depositing several thin layers of complex materials such as Copper Indium Gallium Diselenide, or CIGS, or Cadmium Telluride, or CdTe, on a substrate, such as glass, to make a solar cell. According to Solarbuzz, thin-film-based solar cells represented approximately 12% of solar cell production in 2007. There will continue to be significant efforts to develop alternate solar technologies, such as Amorphous Silicon, CIGS, CdTe, crystalline silicon on glass and polymer and nano technologies. Certain thin film technologies are gaining commercial acceptance and are important to broadening the demand for solar energy products for diverse energy generation applications.
  Key Challenges for Solar Power
     Although solar power can provide a cost-effective alternative for off-grid applications, we believe the principal challenge to widespread adoption of solar power for on-grid applications is reducing manufacturing costs so that the cost of installed solar panels is equal to or less than the cost of grid-generated electricity without impairing product reliability. This concept is known as reaching grid parity. We believe the following challenges of solar power technology must be overcome in order to reach grid parity:

•	Continued Reliance on Government Support and Incentives. At present, most renewable energy sources would not be cost-competitive compared to traditional energy sources without government support. The PV industry relies on governmental incentives to encourage production and consumption, especially for on-grid systems. Changes in government policies could lead to a reduction in incentives and subsidies to the renewable energy sector, which could in turn seriously hinder the growth of the PV industry.

•	Shortage of Silicon Materials. Efficient use of silicon has been imperative for the growth of the industry due to the limited supply and increasing cost of silicon raw material experienced until the recent past. Even if silicon becomes readily available to support very rapid industry growth, and prices for silicon decline, silicon is still a dominant component of the cost of a crystalline silicon solar panel. The reduction of raw materials waste, particularly the waste associated with sawing silicon by conventional crystalline silicon wafer production technology, known as kerf loss, is a key factor in lowering wafer manufacturing costs.

•	Simplified and Continuous Processing. Reduce reliance on expensive, multi-step manufacturing processes.

•	Reduced Manufacturing Capital Costs. Decrease the costs and risks associated with new plant investments to lower capital costs per unit of production.

•	Improved Product Design and Performance. Increase product conversion efficiency, longevity and ease of use. Conversion efficiency refers to the fraction of the sun’s energy converted to electricity.
     We further believe the two principal solar power technologies, conventional crystalline silicon and thin films, are not adequately addressing these challenges:
•	Crystalline Silicon. Crystalline silicon technology was the earliest practiced solar wafer fabrication technology and continues to be the dominant technology for the market, accounting for approximately 88% of solar cell production in 2007, according to Solarbuzz. Conventional crystalline silicon technology involves sawing thin wafers from solid crystalline silicon blocks. Crystalline silicon products are known for their reliability, performance and longevity. However, factors such as high materials waste from sawing, complex processing procedures and high capital costs have limited the speed at which conventional crystalline silicon wafer manufacturers can reduce manufacturing costs.

•	Thin Films. While most major solar power manufacturers currently rely on crystalline silicon technology for their solar cell production, these manufacturers, and other new entrants, are also developing alternative thin film technologies to achieve lower manufacturing costs. Thin film technology involves depositing several thin layers of complex materials such as CIGS or CdTe on a substrate, such as glass, to make a solar cell. Although thin film technologies generally use certain key materials more efficiently than conventional crystalline silicon manufacturing technology and are not affected by the current polysilicon supply shortage, such technologies have disadvantages such as lower conversion efficiency and, in some cases, reduced product performance and reliability.

OUR BUSINESS
Our Competitive Strengths
     We believe we are well-positioned to be a leader in the solar power industry based on the following competitive strengths:
     Proven Wafer Manufacturing Technology. Our wafer manufacturing technology enables continuous growth of thin crystalline silicon strips that are then cut into solar wafers eliminating the need for ingot formation, sectioning and wire sawing necessary in the conventional wafer manufacturing process. The elimination of the need for ingot formation, sectioning and wafer sawing provides us with significant advantages including increasing the speed of, and reducing costs related to, building new production facilities. Our proprietary technology enables us to produce wafers at industry-leading manufacturing cost. We have been developing and enhancing our patented wafer manufacturing technology since 1994 and have achieved the lowest silicon consumption rates in the industry with our quad wafer furnace, which currently consumes less than five grams of silicon per watt produced or approximately half of the silicon used by wafer manufacturers utilizing conventional sawing processes. Since mid-2006, our technology has been successfully demonstrated by Sovello, where there was approximately 85 MW of annual production capacity in place as of December 31, 2008. Our new highly automated quad wafer furnace technology is currently in operation in our new Devens integrated manufacturing facility which produced 8.5MW in the fourth quarter of 2008 and is expected to reach its full capacity of approximately 160MW of annual production by the second half of 2009.
     Established Relationships with Key Suppliers. Polysilicon has historically been in short supply and currently represents the most costly component in the production of solar cells. Since April 2007 we have entered into multi-year silicon supply agreements with four suppliers. Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. Under our silicon supply agreements with DC Chemical Co., Ltd. (or DC Chemical), Wacker Chemie AG (or Wacker), Solaricos Trading, LTD (or Nitol), and Silicium de Provence S.A.S. (or Silpro), we have silicon under contract that provides over 12,000 metric tons of silicon through 2019 including 550 metric tons in 2009. During 2009, DC Chemical is expected to provide approximately 65% of our 2009 expected requirements. These contracts provide us with enough silicon for us to substantially increase our wafer manufacturing capability, and likewise panel production, over the next few years.
     Attractive Take-or-Pay Sales Contracts. Over the past 12 months, we have established additional long-term business relationships with leading distributors, installers, project developers and other resellers and have signed take-or-pay sales contracts for the sale of solar panels with six partners, Mainstream Energy (or Mainstream), or groSolar, Ralos, SolarCity, Wagner, IBC Solar and a large Japanese industrial customer, with a total quantity of almost one gigawatt for deliveries through 2013. These contracts include fixed quantity and timing provisions. Our attractive take-or-pay sales contracts confirm the viability of our products and provide a predictable revenue stream. We will continue to pursue additional favorable contracts with other distributors, installers, project developers and other resellers.
     Strong, Experienced Management Team. Richard Feldt, our President and Chief Executive Officer, and our other executive team members, have guided us from an innovative research and development-focused company to an emerging manufacturing leader in the solar energy industry. Mr. Feldt previously served as Senior Vice President and General Manager of Worldwide Operations at Symbol Technologies where he streamlined the complex supply chain and significantly reduced cycle times and material costs. His 30-year track record in successfully growing global technology and manufacturing businesses is instrumental to our long-term development plan to expand manufacturing capacity. Our executive officers are dedicated to the continuous development of our technologies, including our proprietary quad wafer furnace design, to enhance our competitive advantage in the cost-efficient production of solar cells. With this talented group of experienced executives from various technology manufacturing and other relevant backgrounds, we expect to execute on our current business plan and drive continued and rapid growth.
Our Growth Strategies
     Our fundamental business objective is to use our technologies to become a leader in developing, manufacturing and marketing solar panels throughout the world. We are implementing the following strategies to meet this objective:
     Innovate to Lower the Cost of Solar to Achieve Grid Parity Cost Structure. The long-term challenge of solar energy is its higher cost compared to conventional sources of electricity such as fossil fuels. Solar-power product manufacturers who have the ability to manufacture products that can generate electricity at or close to grid parity will consequently have a distinct advantage, including the ability to sell into markets where government subsidies are minimal or non-existent. We expect that utilizing our proprietary manufacturing technology as an integral part of solar panel manufacturing will result in industry-leading manufacturing cost and among the first of multi-crystalline silicon panel producers to achieve grid-parity within a few years. We also expect to continue to work with partners further down the value chain to reduce the installed cost of solar.

For example, through our close ties with NSTAR, WMECO and National Grid, all Massachusetts-based utilities, combined with our relationships with our partners directly involved in project design and implementation, we expect to help reduce the marketing, distribution and installation costs so that electricity generated by our solar panels, as installed, costs the same as or less than electricity generated by conventional sources.
     Maintain Our Leadership in Wafer Technology, through Continuous Innovation. We employ 57 research and development employees at an approximately 40,000 square foot facility in Marlboro, Massachusetts primarily dedicated to research and development initiatives. Further enhancing and improving our manufacturing process is critical in allowing us to be able to produce solar power products that are at or below grid parity. We have clearly defined technology roadmaps to improve upon our process that we believe could result in manufacturing costs that will compete with other solar technologies, such as thin-films which currently have lower manufacturing costs, albeit with lower conversion efficiencies.
     Proliferate Our Technology Commensurate With the Growing Demand for Solar. Based upon the success achieved thus far at our Devens facility and at Sovello, combined with the growing awareness and support for renewable energy worldwide, we expect to expand our manufacturing capabilities to accommodate the expected growth of the solar industry. While there are many options for expansion, the current condition of the credit markets has led us to broaden our options for growth, most notably potentially subcontracting cell and panel manufacturing. We believe employing a subcontracting strategy for cell and panel manufacturing while maintaining our own wafer manufacturing will allow us to leverage our already industry-leading manufacturing capability for wafers combined with best-of-breed capabilities already employed by incumbent production cell and panel manufacturers or other well-experienced subcontract manufacturers. As such, we believe we can increase our access to panel production capacity faster, produce panels at a lower cost, and require substantially less capital than if we were to build a fully integrated wafer-to-panel factory on our own.
Our Products
     Solar panels are generally composed of the following:
•	Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon that can be processed and assembled into a solar cell. Our rectangular wafers measure approximately 80 millimeters by 150 millimeters and are approximately 190 microns thick.

•	Cells. A solar cell is a device made from a silicon wafer that converts sunlight into electricity by means of a process known as the PV effect. Each of our solar cells currently produces approximately 1.8 watts of power. As the conversion efficiency of the solar cell improves, the power of the cell improves as well.

•	Panels. A solar panel is an assembly of solar cells that have been electrically interconnected and laminated in a durable and weather-tight package. The most common solar panels typically range from 160 to 200 watts per panel while some specialty panels are smaller or larger. Our solar panels currently produce up to approximately 210 watts of power.
     One or more solar panels can be assembled in a solar system (or solar array) by physically mounting and electrically interconnecting the panels, often with batteries or power electronics, including inverters, to produce electricity. Typical residential on-grid systems produce 2,000 to 6,000 watts of power. Solar panels are our primary product, although we may in the future also sell wafers, cells or systems. We believe our String Ribbon solar panels are very competitive with other products in the marketplace. They are certified to international standards of safety, reliability and quality. If our development programs are successful, we expect to see continued increases in conversion efficiency and power output from our solar panels as we rapidly expand our manufacturing capacity.
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

     Going forward we expect to collaborate closely with a relatively small number of resellers throughout the world. As of December 31, 2008, we had approximately 10 main resellers worldwide and are actively working to refine our distribution partners by very careful addition of a select few new accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily enter new geographic markets in a cost effective manner, attract new distribution partners and develop advanced solar power applications.
     For the year ended December 31, 2008, sales to our five largest distribution partners accounted for approximately 67% of our total product revenues. As we continue to expand manufacturing capacity and sales volumes, we anticipate developing relationships with additional distribution partners and decreasing our dependence on any single distribution partner. Additional information regarding the geographic distribution of our sources of revenue may be found in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.
     In addition, we market our products through trade shows, on-going distribution partner communications, promotional material, our website, direct mail and advertising. Our staff provides customer service and applications engineering support to our distribution partners while also gathering information on current product performance and future product requirements.
Manufacturing
     Our principal manufacturing objective is to establish large-scale manufacturing of our solar power products at low cost, thereby enabling us to penetrate price-sensitive solar power markets. We have significantly increased our manufacturing capacity with the development of a new state-of-the-art facility in Devens, Massachusetts. The Devens factory is a fully integrated wafer-to-panel manufacturing facility that uses our quad furnace technology to produce wafers. Construction of the first phase of Devens began in September 2007 and the first solar panels were produced in the third quarter of 2008. Construction of the second phase of Devens began in early 2008 with completion expected in mid 2009. As part of our objective to lower overhead costs and reduce overall cash requirements we ceased operations at our 56,000 square foot Marlboro pilot manufacturing facility on December 31, 2008. Advanced manufacturing piloting activities will be performed at our Devens manufacturing facility with little or no impact to overall production capacity.
     We use a special form of high temperature filament in our wafer manufacturing process that is not used by any other wafer manufacturer. We currently meet our high temperature filament requirements using a single supplier, and as part of our strategy of securing adequate raw material supplies and reducing cost, we are developing our own ability to produce the high temperature filament. We are completing construction of a new facility in Midland, Michigan where we will produce our high temperature filament and expect to begin production in the second half of 2009.
     In recent years, our Sovello partnership has substantially increased the volume of solar power products using our proprietary technology. Sovello has increased productive capacity from about 30 MW in 2006 to approximately 85 MW as of December 31, 2008. We expect its capacity to reach 180 MW by the second half of 2009 as a result of the addition of a third integrated wafer, cell and panel factory which will use our quad wafer furnaces.
     Because the market opportunity for solar power encompasses numerous applications in both developed and developing nations worldwide, a significant portion of our future sales will be made outside the United States. Over time, we also expect that our manufacturing will become increasingly global. We believe there are several advantages to manufacturing close to local markets, including reduced shipping costs, reduced currency exposure, enhanced brand recognition, avoidance of import tariffs and access to local private or public sector financing.

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
Intellectual Property
  Patents
     We believe that our commercial success will significantly depend on our ability to protect our intellectual property rights underlying our proprietary technologies. We seek U.S. and international patent protection for major elements of our technology platform, including our manufacturing process and methods and apparatuses for producing crystalline silicon wafers, solar cells and solar panels. We currently have 23 U.S. patents, eight Indian patents, and six European patents that are enforceable in multiple European jurisdictions. These patents begin to expire in 2016 and will all expire by 2024. In addition, we have 23 U.S. patent applications pending and 36 foreign patent applications pending (including PCT applications) related to our business. We devote substantial resources to building a strong patent position and we intend to continue to file additional U.S. and foreign patent applications to seek protection for technology we deem important to our commercial success. Our patents cover the following areas:
•	Crystalline Silicon Wafers. Our wafer fabrication technology, including methods for automated, high-yield production techniques, are covered by 11 U.S. patents, three Indian patents and four European patents that have been validated with enforceable rights in multiple European jurisdictions. In addition, for this technology, we also have 15 pending U.S. patent applications, nine pending PCT applications, and nine pending national/regional phase foreign patent applications.

•	Solar Cell Fabrication. Our solar cell processing technology is covered by four U.S. patents. Among other things, these patents relate to methods for forming wrap-around contacts on solar cells and methods for processing solar cells. In addition, for this technology, we also have four pending U.S. patent applications and three pending PCT applications.

•	Solar Panels. For our advanced solar panel designs, we currently own eight U.S. patents, five Indian patents, two European patents that have been validated with enforceable rights in multiple European jurisdictions, and two Japanese patents. The U.S. patents primarily relate to solar cell panels with an improved backskin, solar cell panels with an interface mounting system, an encapsulant material for solar cell panels, and a solar cell roof tile system. In addition, for this technology, we have four pending U.S. patent applications, three pending PCT applications, and 13 pending national/regional phase foreign patent applications.
  Trademarks and Copyrights
     We have one U.S. registered trademark we are currently using and two pending U.S. trademarks we presently intend to continue to pursue and several foreign trademark registrations associated with and used in our business, including registrations and applications for the trademarks Evergreen Solar, the Evergreen Solar logo and Think Beyond. Furthermore, we use a number of common law trademarks and service marks, including the trademark String Ribbon. We are working to increase, maintain and enforce our rights in our trademark portfolio, the protection of which is important to our reputation and branding. We also own copyrights relating to our products, services and business, including copyrights in the software we have developed, in our marketing materials and in our product manuals.
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
Competition
     The solar power market is intensely competitive and rapidly evolving. According to Solarbuzz, there are over 300 companies which engaged in PV products manufacturing or have announced to do so. Our main competitors are, among others, BP Solar International Inc., First Solar, Inc., Kyocera Corporation, Mitsubishi, Sanyo Corporation, Sharp Corporation, Solar World AG, SunPower Corporation, SunTech Power Holdings Co., Ltd, Trina Solar, and Yingli. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. We may also face competition from semiconductor manufacturers, several of which have already announced their intention to start production of solar cells.
     Many of our existing and potential competitors have substantially greater financial, manufacturing and other resources than we currently do. Our competitors’ greater size and, in some cases, longer operating histories provide them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. For example, those of our competitors that also manufacture semiconductors may source both semiconductor grade silicon wafers and solar grade silicon wafers from the same supplier. As a result, such competitors may have stronger bargaining power with the supplier and have an advantage over us in pricing as well as securing silicon wafer supplies at times of shortages. Competitors who also directly produce solar grade silicon may have an advantageous cost advantage for this raw material.
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
     The entire solar industry also faces significant competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions. Whereas solar generally is cost effective for off-grid applications, the high up-front cost of solar relative to most other solutions is the primary market barrier for on-grid applications. Furthermore, unlike most conventional power generators, which can produce power on demand, solar power cannot generate power where sunlight is not available, although it is often matched with battery storage to provide highly reliable on demand power solutions. The current and projected difficult financial markets have resulted in a slowdown in large project builds. The resulting increased availability of solar panels may accelerate the price reduction ramp of the industry, causing decreased margins and an even more competitive marketplace.
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
EMPLOYEES
     As of December 31, 2008, we had approximately 801 full-time employees, including approximately 57 engaged in research and development and approximately 660 engaged in manufacturing. Approximately 68 of our employees have advanced degrees, including 23 with Ph.D.s. None of our employees are represented by any labor union nor are they organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good. The completion of our Devens and Midland manufacturing facilities is expected to increase our number of full-time employees by approximately 245.
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
ITEM 1A. RISK FACTORS.
Certain Factors Which May Affect Future Results
     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see “Concerns Regarding Forward-Looking Statements” at the beginning of this report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones that we face. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on currently available information. The occurrence of any of the following risks could materially affect our business, financial condition, results of operations, cash flows and future results.
RISKS RELATING TO OUR INDUSTRY, PRODUCTS, FINANCIAL RESULTS AND OPERATIONS
Evaluating our business and future prospects may be difficult due to the rapidly changing market landscape.
There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. Although we were formed in 1994 to research and develop crystalline silicon technology for use in manufacturing solar power products and began shipping product in 1997, we first shipped commercial products in September 2001. Relative to the entire solar industry, we have shipped only a limited number of solar power panels and have recognized limited revenues generated by products we have manufactured.

The solar power market is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Devens facility or find third parties to manufacture our products or license our proprietary technologies, and our business model, technologies and processes are unproven at significant scale. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.
We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which in turn could materially decrease the value of our common stock.
Since our inception, we have incurred significant net losses, including a net loss of $84.9 million for the year ended December 31, 2008. Principally as a result of ongoing operating losses, we had an accumulated deficit of $221.2 million as of December 31, 2008. We expect to incur additional losses until the first phase of Devens reaches full capacity, and if we do not achieve our expected production targets and cost reductions we may not become profitable. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future, which in turn could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we seek to:
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
We may need to raise significant additional capital in order to continue to grow our business and fund our operations, as planned, which may not be available on acceptable terms or at all.
We will need to generate cash internally or raise significant additional capital to fund our planned expansion of manufacturing facilities beyond the Devens facility, to acquire complementary businesses, to secure silicon beyond our existing contracts and obtain other raw materials and/or necessary technologies. Furthermore, we, along with REC and Q-Cells, have certain obligations to fund Sovello if past government grants for Sovello are reclaimed or additional expected grants for Sovello are not obtained, if the current Sovello expansion, Sovello 3, exceeds budget, or if Sovello violates a financial covenant in its loan agreement with its lenders, under certain circumstances. As of December 31, 2008, Sovello is in violation of one of its bank loan financial covenants. Based on current negotiations with the bank, we anticipate providing additional funds to Sovello in the form of a loan or additional equity investment. If we, Sovello, and Sovello's other shareholders cannot obtain an amendment to Sovello's loan agreement, this could require us to make an additional investment in Sovello. These and other obligations could impact the availability of our existing funds. If adequate capital does not become available when needed on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In such a case, the stock price of our common stock would likely be materially and adversely impacted.
Our ability to raise capital will be severely hampered by adverse changes in general economic market conditions. The U.S. economy is currently undergoing unprecedented turmoil amid stock market volatility, difficulties in the financial services sector, tightening of the credit markets, softness in the housing markets, concerns of inflation and deflation, reduced corporate profits and capital spending, reduced consumer spending, and continuing economic uncertainties. This turmoil and the uncertainty about future economic conditions could negatively impact our ability to obtain debt or equity financing of our operations. The cost and availability of credit has been and may continue to be adversely affected as concerns about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. If these market and economic conditions continue, they may limit our ability to access the capital markets to meet liquidity and capital expenditure requirements. We cannot predict the timing, strength or duration of this severe global economic downturn.

Our future success depends on our ability to increase our manufacturing capacity through the development of manufacturing facilities in addition to the completion of our Devens facility, to establish contract manufacturers, license our technologies or otherwise outsource the manufacturing of our products. Our inability to increase our production capacity directly or successfully outsource the manufacturing of our products will limit our growth potential and impair our operating results and financial condition.
Our future success depends on our ability to increase our manufacturing capacity with manufacturing facilities beyond the completion of our Devens facility, contract manufacturers and licensing of our technologies. Our ability to complete our Devens facility is contingent on successfully managing the remaining stages of equipping and commencing the operation of the facility. Our failure to successfully and cost-effectively manage this process could delay completion of Devens. There can be no assurance that we will be successful in establishing additional facilities or, once established, that we will attain the expected manufacturing capacity or financial results.
Our ability to complete our Devens and Midland facilities and the planning, construction and equipping additional manufacturing facilities as needed is subject to significant risk and uncertainty, including:
•	the completion of any facilities will be subject to the risks inherent in the establishment of a new manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals, burdensome permit conditions and delays in the customization, delivery, and installation of manufacturing equipment from numerous suppliers; and

•	we may be required to depend on third parties or strategic partnerships that we establish in the development and operation of additional production capacity, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them.
If we are unable to develop and successfully operate additional manufacturing facilities, establish contract manufacturing relationships or license our technologies, or if we encounter any of the risks described above, we may be unable to scale our business to the extent necessary to improve results of operations and achieve profitability. Moreover, there can be no assurance that if we do expand our manufacturing capacity, establish contract manufacturing relationships or license our technologies, that we will be able to generate customer demand for our solar power products at these production levels or that we will increase our revenues or achieve profitability.
We may be unable to effectively manage the expansion of our operations, and our Sovello joint venture agreement that governs our relationship with the other Sovello joint venture participants may limit our ability to expand our manufacturing outside of the United States.
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
Furthermore, under the master joint venture agreement that governs the joint venture parties’ relationship with respect to Sovello, we have agreed to give to each of Q-Cells and REC, respectively, a right of first refusal to participate in specified future joint ventures that we may decide to undertake for development of manufacturing facilities outside the United States. This limitation could have the effect of complicating attempts we may make to expand our manufacturing outside of the United States.

If our suppliers fail to deliver polysilicon sufficient to meet our needs or we are unable to otherwise obtain the polysilicon we need to meet our production targets, our revenue growth, gross margins and profitability would be adversely affected.
Recent announcements by major silicon suppliers regarding delays in the start-up of their new polysilicon production facilities and delays in deliveries from our suppliers are indicative of the complexities involved in polysilicon manufacturing and highlight the possibility that our suppliers may not provide polysilicon sufficient to meet our manufacturing requirements for our expected panel production levels.
Polysilicon is an essential raw material in our production of photovoltaic wafers and cells which we use to make our solar panels. In recent years there has been an industry-wide shortage of polysilicon and a limited number of polysilicon suppliers, which has resulted in significant price increases and pre-payment requirements under polysilicon agreements. Although we have contracted with vendors for polysilicon supply sufficient for our stated expansion plans, our estimates regarding our supply needs may not be correct and our suppliers may need to delay shipments currently expected under these contracts. A number of our suppliers, including DC Chemical, Nitol and Silpro, are constructing new facilities to manufacture the polysilicon to be delivered to us. The construction of these facilities is a substantial undertaking, requiring several years to complete and subject to numerous risks and uncertainties relating to new construction. Each of DC Chemical, Silpro and Nitol has limited experience in developing polysilicon manufacturing facilities. We have also made significant prepayments with our polysilicon suppliers. In many instances these payments are not refundable or will be difficult to recover if a supplier defaults on its obligations. Although we have long-term polysilicon supply agreements with five different suppliers, only DC Chemical, REC and Nitol are contracted to provide us with polysilicon during 2009, of which DC Chemical is expected to provide approximately 65% of our 2009 expected requirements.
If DC Chemical, Wacker, Nitol, Silpro, REC or any other polysilicon suppliers are unable or unwilling to supply us with polysilicon as previously forecasted under the applicable supply agreements, our ability to meet existing and future customer demand for our products would be impaired. In turn, this could cause us to make fewer shipments, lose distribution partners and market share and generate lower than anticipated revenue, thereby seriously harming our financial condition and results of operations.
Our dependence on a limited number of suppliers for raw materials other than polysilicon, key components for our solar power products and capital equipment could adversely affect our ability to manufacture and timely deliver our products, which could result in order cancellations and loss of market share.
We manufacture products using materials and components procured from a limited number of suppliers and certain materials and components we use are proprietary or available only from a limited number of sources. Our materials and components supply chain, therefore, makes us more susceptible to quality issues, shortages and price changes. Also, certain of the capital equipment used in the manufacture of our solar power products has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. If we fail to develop, maintain or expand successful relationships with suppliers, if our suppliers fail to supply good quality materials on time that meet our cost requirements or if we experience damage to or breakdown of our manufacturing equipment, we may be unable to manufacture our products in a timely and cost-effective manner. Manufacturing delays and cost overruns could prevent us from delivering our products to our distribution partners within required time frames at competitive prices which could lead to order cancellations and loss of market share and a material adverse impact on our business.

If the market price of polysilicon continues to decrease, we could be at a significant competitive disadvantage because we have entered into multi-year polysilicon contracts.
The market price for polysilicon has been decreasing steadily since mid-2008. Polysilicon prices are expected to continue to decline and could fall below the price we have contracted for with our long-term silicon suppliers. We may not be able to modify the contracted price charged to us by our suppliers. Other wafer manufacturers may be able to enter into long-term contracts or buy polysilicon on the spot market at lower prices than those we have contracted for with our suppliers. If the price we pay for polysilicon is significantly higher than the price paid by our competitors, our competitive cost advantage of producing wafers could decrease. Our inability to reduce a key manufacturing cost to the same degree as our competitors could adversely affect our ability to price our products competitively and generate favorable profit margins.
In light of current market conditions, we may be unable to complete an initial public offering of shares of our Sovello joint venture as was previously contemplated or otherwise realize a return on our investment in Sovello in the near term.
Although we previously announced our desire to complete an initial public offering of Sovello shares by the end of 2009, we no longer expect that such an offering for Sovello’s shares can be successfully completed in that timeframe. Even if Sovello can complete an initial public offering at a later time, we can give no assurance regarding the level of the initial offering price or the market performance of Sovello shares after the initial public offering. Without an initial public offering of Sovello shares, our ability to realize a return from our investment in Sovello may be very limited, which will limit our liquidity and capital resources.
We continue to invest significantly in research and development, and these efforts may not result in improved products or manufacturing processes.
We have historically invested heavily in research and development related to new product development and improving our manufacturing processes, and expect to continue to invest heavily in research and development in the future. If we fail to develop successfully our new solar power products or technologies, we will likely be unable to recover the costs we have incurred to develop these products and technologies and may be unable to increase our revenues and to become profitable. Some of our new product and manufacturing technologies are unproven at commercial scale and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. In addition, we invest significantly in developing new manufacturing processes designed to reduce our total costs of production. Our new manufacturing technologies, including our quad wafer furnace design, have been in use for a only limited time and our new products have been field-tested and/or sold in limited quantities. We cannot be certain our manufacturing technologies and products will perform as expected. If our development efforts regarding new manufacturing technologies are not successful, and we are unable to increase the efficiency and decrease the costs of our manufacturing process, we may not be able to reduce the price of our products, which might prevent our products from gaining wide acceptance, and our gross margins may be negatively impacted.
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
We currently sell our solar power products primarily to domestic and international distributors, system integrators, project developers and other resellers, which typically resell our products to end users on a global basis. During our year ended December 31, 2008, we sold our solar power products to approximately 37 distributors, system integrators, project developers and other resellers. Substantially all of our products were sold to just 12 of these distribution partners. If we are unable to maintain successfully our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our revenues by entering new markets in which we have little experience selling our products, our ability to increase market share and revenues will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our products and our lower brand recognition as a newer entrant and smaller volume producer.
We face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.
Our product revenues outside of the United States, which excludes sales by Sovello, constituted approximately 42% and 18% of our total product revenues for the year ended December 31, 2008 and 2007, respectively. We expect that in the near future, our revenues both from resellers and distributors outside of the United States and through our resellers and distributors to end users outside of the United States will represent a majority of our total product revenues, particularly as we increase our production capacity. Significant management attention and financial resources will be required to develop successfully our international sales channels. In addition, the marketing, distribution and sale of our solar power products outside the United States expose us to a number of markets in which we have limited experience. If we are unable to manage effectively these risks, it could impair our ability to grow our business abroad. These risks include:
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

Our strategy may include establishing local manufacturing facilities or engaging contract manufacturers in international markets or licensing our technology. As we implement our strategy, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to establish our manufacturing facilities in certain countries. In addition, we may potentially forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries in which we choose to locate our manufacturing facilities. Furthermore, under the master joint venture agreement that governs the joint venture parties’ relationship with respect to Sovello, we have agreed to give to each of Q-Cells and REC, respectively, a right of first refusal to participate in specified future joint ventures that we may decide to undertake for development of manufacturing facilities outside the United States. This limitation could have the effect of complicating attempts we may make to expand our manufacturing outside of the United States.
Our dependence on a small number of distribution partners may cause significant fluctuations or declines in our product revenues.
As of December 31, 2008, approximately 31%, 15% and 9% of our product revenues were generated from sales to SunPower Corporation, Ralos Vetriebs and Solar City. These companies are in various stages of development and the loss of sales to any of them or the decline of any of their businesses could materially adversely affect our business, financial condition and results of operation. We anticipate that sales of our solar power products to a limited number of distribution partners will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:
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
Our recent long-term customer contracts for our products will result in a significant portion of our sales of Evergreen Solar manufactured products being concentrated among a limited number of customers in 2009 and 2010. The failure of one or more customers to purchase our products in accordance with their contractual commitments could significantly decrease our revenues and harm our business, financial condition and results of operations.
In 2008, we entered into long-term sales agreement commitments with seven customers that extend until the end of 2013. These seven customers have agreed to purchase, in the aggregate, a majority of our estimated total manufacturing output for 2009, with two of the seven each purchasing more than 10% of our estimated 125 MW to 130 MW of total manufacturing output in that period.
The failure of these customers to purchase product as agreed in our contracts could significantly harm our business, financial condition and results of operations. Given the nature of the market for our products and the terms of our customer contracts, we have been required to reduce our prices or modify other payment terms on occasion during the fourth quarter of 2008 and first quarter of 2009. Any price reductions will result in lower revenues and decreased margins.
Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.
Consistent with standard practice in the solar industry, the duration of our product warranties is lengthy. Our current standard product warranty includes a five-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance beyond specified levels. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold solar panels since 1997, the substantial majority of them have been operating for less than three years. The possibility of future product failures could cause us to incur substantial expenses to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships could adversely affect our market penetration and revenue growth.
Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. Furthermore, under the master joint venture agreement that governs the joint venture parties’ relationship with respect to Sovello, we have agreed to give to each of Q-Cells and REC, respectively, a right of first refusal to participate in specified future joint ventures that we may decide to undertake for development of manufacturing facilities outside the United States. This limitation could have the effect of frustrating attempts we make to establish strategic relationships with third parties. We can provide no assurance that we will be able to establish new strategic relationships in the future.
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
The success of our business depends on the continuing contributions of our key personnel and our ability to attract and retain new qualified employees.
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
We had approximately 801 employees as of December 31, 2008, and we anticipate that we will need to hire approximately 150 employees in connection with the completion of our Devens facility. We have had to increase our workforce rapidly from approximately 330 at December 31, 2006 to an expected 850 in April 2009. Such rapid expansions in force are difficult to manage and often result in increased employee turnover. Finding and retaining good personnel for a rapidly expanding and pre-profitability business is challenging, and highly qualified technical personnel are likely to remain a limited resource for the foreseeable future despite current economic conditions and rising unemployment levels. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.
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
We believe that the growth of the majority of our target markets, depends on the availability and size of government subsidies and economic incentives for solar technology. Today, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid. As a result, federal, state and local governmental bodies in many countries, most notably the United States, Japan, Italy, Greece, France, Korea and Germany, have provided subsidies in the form of cost reductions, tax incentives and other incentives to end users, distributors, systems integrators, other resellers and manufacturers of solar power products to promote the use of solar energy and to reduce dependency on other forms of energy. In the future, these government subsidies and economic incentives could be reduced or eliminated altogether. For example, German subsidies decline at a rate of 7.0% to 10.0% per year (based on the type and size of the PV system). In addition, the Emerging Renewables Program in California has finite funds that may not last through the current program period. California subsidies have declined in the past and will continue to decline as cumulative installations exceed stated thresholds. Net metering policies in California, which currently only require each investor owned utility to provide net metering up to 2.5% of its aggregate customer peak demand, could also limit the amount of solar power installed within California. Recently the 30% investment tax credit for solar energy has been extended for eight years. The Economic Stimulus Bill just signed by President Obama offers additional benefits however until the details of the implementation of this bill are solidified, it is unknown how rapidly or to what magnitude the solar industry will be effected. The reduction or elimination of government subsidies and economic incentives would likely reduce the size of these markets and/or result in increased price competition, which could cause our revenues to decline.
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
The solar power market is intensely competitive and rapidly evolving. According to Solarbuzz, there are over 100 companies that are engaged in manufacturing PV products or have announced an intention to do so. Many of our competitors have established a market position more prominent than ours, and if we fail to attract and retain distribution partners and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are a large number of companies in the world that produce solar power products, including BP Solar International Inc., First Solar, Inc., Kyocera Corporation, Mitsubishi, Sanyo Corporation, Sharp Corporation, Solar World AG, SunPower Corporation, SunTech Power Holdings Co., Ltd. Trina Solar and Yingli. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. In the future, as Sovello becomes an independent company, it may also compete directly with us. In addition, we may face competition from semiconductor manufacturers, several of which have already announced their intention to start production of solar cells. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we currently do. Our competitors’ greater size and, in some cases, longer operating histories provide them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. For example, those of our competitors that also manufacture semiconductors may source both semiconductor grade polysilicon and solar grade polysilicon from the same supplier. As a result, such competitors may have stronger bargaining power with such supplier and have an advantage over us in pricing as well as securing polysilicon at times of shortages. Many also have greater name recognition, more established distribution networks and larger installed bases of customers. In addition, many of our competitors have well-established relationships with our current and potential resellers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.
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
Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes by obtaining, maintaining, and enforcing our intellectual property rights through a combination of patents, copyrights, trademarks, and trade secrets and also through unfair competition laws. We may not be able to obtain, maintain or enforce adequately our intellectual property and may need to defend our products against infringement or misappropriation claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products:
•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims in our issued patents are or will be sufficiently broad to prevent others from developing or using technology similar to ours or in developing, using, manufacturing, marketing or selling products similar to ours;

•	given the costs of obtaining patent protection, we may choose not to file patent applications for or not to maintain issued patents for certain innovations that later turn out to be important, or we may choose not to obtain foreign patent protection at all or to obtain patent protection in only some of the foreign countries, which later turn out to be important markets for us;

•	although we have a number of foreign patents and applications, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and we may encounter difficulties in protecting and defending our rights in such foreign jurisdictions;

•	to the extent we license our technology to third parties in foreign countries, we may encounter difficulties in protecting and defending our intellectual property rights against such third parties and others;

•	third parties may design around our patented technologies, and there is no assurance that our patents and other intellectual property rights will be sufficient to deter infringement or misappropriation of our intellectual property rights by others;

•	third parties may seek to challenge or invalidate our patents, which can result in a narrowing of or invalidating our patents, or rendering our patents unenforceable;

•	we may have to participate in proceedings such as interference, cancellation, or opposition, before the United States Patent and Trademark Office, or before foreign patent and trademark offices, with respect to our patents, patent applications, trademarks or trademark applications or those of others, and these actions may result in substantial costs to us as well as a diversion of management attention;

•	although we are not currently involved in any litigation involving intellectual property rights, we may need to enforce our intellectual property rights against third parties for infringement or misappropriation or defend our intellectual property rights through lawsuits, which can result in significant costs and diversion of management resources, and we may not be successful in those lawsuits;

•	we rely on trade secret protections to protect our interests in proprietary know-how and processes for which patents are difficult to obtain or enforce; however, we may not be able to protect our trade secrets adequately; and

•	the contractual provisions on which we rely to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached, and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public, or others may independently develop technology equivalent to our trade secrets and proprietary information.
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
We have entered into license agreements for technologies and intellectual property rights, including an agreement relating to the manufacture of high temperature filament we intend to use to produce String Ribbon wafers. Any of our license agreements may be subject to terms and conditions which may limit our ability to use the licensed intellectual property under certain circumstances. For example, our license to manufacture high temperature filament may terminate if we materially breach the license agreement or if we abandon the construction of a manufacturing facility to exploit the licensed technology. We may need to enter into additional license agreements in the future for other technologies or intellectual property rights of third parties. Such licenses, however, may not be available to us on commercially reasonable terms or at all.

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
Our Devens, Massachusetts manufacturing facility has been constructed on part of the former Fort Devens Army base, which is associated with contamination caused by prior military activities on and near the site. Fort Devens closed in the early 1990’s and subsequently underwent environmental remediation according to an agreement between the U.S. Environmental Protection Agency, or the EPA, and the U.S. Army. As a condition to the lease for the property, we must not disturb existing groundwater monitoring wells and must allow the U.S. Army access to the property to conduct testing and remedial activities. If environmental contamination is found on the Devens site it could be incorrectly attributed to our activities or the U.S. Army could be required to take additional remedial actions on the Devens site. Any such activities could disrupt the operation of our manufacturing facility.

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
A significant portion of our revenue has been generated from our relationship with Sovello and Sovello faces many of the same risks and uncertainties we face.
Recently, due to the expansion of Sovello’s production, we have realized substantial revenue and income associated with royalties, selling fees and our share of Sovello’s net income. Since Sovello is engaged in the same business and utilizes our proprietary manufacturing technology, Sovello is subject to many of the same risks and uncertainties we face. As such, if any of these risks and uncertainties substantially and adversely impacts Sovello, our future revenue and share of Sovello’s profits could be adversely affected.
Litigation against Lehman Brothers and Barclays to recover shares of our common stock loaned to Lehman Brothers could be expensive, time-consuming and ultimately unsuccessful.
We filed suit in the United States Bankruptcy Court for the Southern District Court of New York against Barclays and Lehman Brothers entities seeking the return of 12.2 million shares of our common stock previously loaned by us to Lehman Brothers in July 2008. In February 2009, Lehman Brothers and Barclays filed motions to dismiss our claims. We will oppose the motions to dismiss but expect Lehman Brothers and Barclays to vigorously support their motions and to continue to defend their position against our claims. We may incur significant legal expenses and allocate management time and attention to the litigation. Despite our expense and efforts, no assurance can be provided that we will be able to recover any of the shares or be awarded any damages from Lehman Brothers or Barclays.
In light of economic uncertainty and extremely difficult credit markets, our expansion plans may be delayed and we may not be able to fulfill customer contracts for shipments in 2011 and beyond.
Economic uncertainty, turmoil in the financial markets and disarray in the world credit markets may adversely impact our previously announced long-term expansion plans to reach sales of 300 MW in 2010, 600 MW in 2011 and 850 MW in 2012. While we expect to have enough capacity from our new facility in Devens to meet our long term sales contracts through 2010, we are currently committed to supply aggregate volumes to customers beginning in 2011 that will exceed the expected capacity of our Devens facility. We do not know whether we will be able to raise additional financing or whether we will be able to do so on favorable terms and in the necessary timeframe. If the cost and availability of capital does not improve significantly in the next few quarters, we may need to delay our expansion plans. If we delay our expansion plans and cannot increase the production of our products by engaging contract manufacturers or otherwise outsourcing our manufacturing requirements, as early as the second quarter of 2011 we may not be able to deliver the volumes of solar panels we have agreed to supply pursuant to our long-term customer supply agreements.
The significant amount and the structure of our recent offering of senior convertible notes could adversely affect our business, financial condition and results of operations.
We incurred a significant amount of debt and substantial debt service requirements as a result of the offering of our senior convertible notes completed in July 2008. As of December 31, 2008, we had $373.8 million of indebtedness outstanding, in addition to $3.0 million of letters of credit issued under our working capital facility. Our substantial indebtedness could have significant consequences on our future operations, including:
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
Unfavorable changes in foreign currency exchange rates could increase the cost to manufacture our products or result in foreign currency exchange losses, which could adversely affect our profits, product orders and market share.
As we expand our manufacturing operations, our exposure to fluctuations in currency exchange rates are expected to increase. In 2007 and 2008, we entered into multi-year silicon supply agreements with four suppliers. Two of these agreements are denominated in Euros. Additionally, from time to time we purchase equipment and materials internationally with delivery dates as much as six to twelve months or more in the future. There have been significant currency fluctuations in recent periods. To the extent that any purchase obligations are denominated in foreign currency, we are exposed to potential increased costs if the U.S. dollar currency loses value relative to the applicable foreign currency, which will adversely impacting our future financial condition and results of operations.
In addition, the expansion of our distribution network internationally has increased our exposure to fluctuation in currency exchange rates. For the year ended December 31, 2008, approximately 38% of our product revenues were denominated in Euros. The portion of our product revenues that are denominated in Euros are expected to increase in future periods based on our seven multi-year solar panel supply agreements, a portion of which are denominated in Euros and other expected customers. The combined estimated current sales value of these agreements is approximately $2.8 billion at December 31, 2008 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels beginning primarily in the second half of 2008 and continuing through 2013. As a result, a strengthening of the U.S dollar will decrease our expected U.S. dollar revenue under these agreements and thereby adversely affect our gross and net profit margins.
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
     In addition, future sales of substantial amounts of our currently outstanding common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sales, will have on the market price of our stock. As of December 31, 2008, we had:
•	164,874,850 shares of common stock outstanding;

•	3,687,890 shares of common stock underlying options outstanding at a weighted average exercise price of $4.65 per share;

•	2,197,996 shares of common stock available and reserved for future issuance or future grant under our Amended and Restated 2000 Stock Option and Incentive Plan;

•	277,845 shares of common stock available and reserved for future issuance or future grant under our Amended and Restated 2000 Employee Stock Purchase Plan;

•	467,328 shares of common stock underlying warrants outstanding with an exercise price of $3.34 per share; and

•	30,856,538 shares of common stock issuable upon the conversion of our outstanding senior convertible notes in the aggregate principal amount of $373.8 million at an initial conversion rate of approximately 82.56 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $12.11 per share).
     In connection with a multi-year polysilicon supply agreement and pursuant to a stockholders agreement, each of which we entered into with DC Chemical in April 2007, DC Chemical owns 10,750,000 transfer restricted shares of our common stock. The restrictions on the stock will lapse upon the satisfaction of certain conditions related to DC Chemical’s delivery of polysilicon under the supply agreement, at which time we will be obligated to file a registration statement pursuant to which such shares will become freely tradable. We currently expect DC Chemical to satisfy this delivery obligation in early 2010.
     Three stockholders own, or claim to own, a large portion of our outstanding voting power and may be able to influence significantly the outcome of any stockholder vote.
     DC Chemical owns 15,698,125 shares of our common stock (which number includes 10,750,000 shares of transfer restricted common stock, which have full voting rights), Barclays PLC beneficially claims to own 12,220,128 shares of our common stock and FMR LLC beneficially owns 18,891,778 shares of our common stock, representing respectively approximately 9.5%, 7.4% and 11.4% of our voting power outstanding as of February 15, 2009. Accordingly, these stockholders can significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The interests of these investors may differ from yours and they may vote in a way with which you disagree and which may be adverse to your interests. In addition, pursuant to the stockholders agreement we entered into with DC Chemical, DC Chemical has the right to purchase securities in future offerings we may make. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, and might ultimately affect the market price of our common stock.
The price of our common stock may fluctuate significantly, which could result in substantial losses for our stockholders and subject us to litigation.
     Our common stock is quoted on The Nasdaq Global Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by The Nasdaq Global Market, have ranged from $12.30 to $1.62 for the 52-week period from February 14, 2008 to February 13, 2009. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this risk factors section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The Nasdaq Global Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. In addition, some companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.
     Our quarterly revenue, operating results and market price of our common stock have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:
•	the size and timing of orders from distribution partners for or shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our manufacturing technology;

•	our ability to establish and expand key distribution partners and supplier relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to open complete Devens and other potential capacity expansions within budget and within the time frame that we expect;

•	Sovello’s ability to expand within budget and within the time frame that they expect;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors;

•	the timing of adding the personnel necessary to execute our growth plan; and

•	general economic conditions, including a worldwide economic slowdown and the possibility of a prolonged severe recession in the U.S.; recent disruptions to the credit and financial markets in the U.S. and worldwide; fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the price of oil and other fossil fuels; and other economic conditions specific to the solar industry

•	the other risks and uncertainties described in “Risk Factors.”
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
     As of December 31, 2008, we lease the following locations pursuant to long-term leases:

Location	Area	Purpose
138 Bartlett Street, Marlboro, MA	30,000 Sq. Ft	Corporate Headquarters &
Warehouse
259 Cedar Hill Street, Marlboro, MA	56,000 Sq. Ft	Wafer, Cell & Panel Manufacturing
257 Cedar Hill Street, Marlboro, MA	40,000 Sq. Ft	Research & Development
112 Barnum Road, Devens, MA (land lease)	23.11 acres	Wafer, Cell & Panel Manufacturing
2820 Schuette Road, Midland, MI	31,000 Sq. Ft	High Temperature Filament Manufacturing
     Our leases expire on various dates between June 2009 and January 2014 other than our Devens lease which continues until 2037 and can be extended to 2057. During December 2008, as part of ongoing efforts to lower overhead costs and reduce overall cash requirements, we committed to a plan to cease production at our pilot manufacturing facility at 259 Cedar Hill Street in Marlboro, Massachusetts. Production at the facility ceased on December 31, 2008 although the lease continues until July 2010. As of December 31, 2008, we were productively utilizing substantially all of the space in the first phase of our Devens facility. Both the second phase of Devens and our new facility in Midland, Michigan were still under construction at December 31, 2008.
     Our Devens facility, which comprises approximately 450,000 square feet, was constructed on property in Devens, Massachusetts we are leasing from a Massachusetts state agency for an annual rent of $1. We have an option to purchase this property on or before November 20, 2012 for a purchase price of $2.7 million or thereafter for the remainder of the initial 30-year term of the lease for the greater of $2.7 million and the fair market value of the property. Our new facility under construction in Midland, Michigan will occupy approximately 31,000 square feet.
     We believe that our facilities are suitable and adequate for our present needs and we periodically evaluate whether additional facilities are necessary.
ITEM 3. LEGAL PROCEEDINGS.
     We filed suit in the United States Bankruptcy Court for the Southern District Court of New York against Barclays PLC and certain of its affiliated entities (or Barclays), and Lehman Brothers Holdings Inc. and certain of its affiliated entities (or Lehman Brothers) seeking the return of approximately 12.2 million shares of our common stock previously loaned by us to Lehman Brothers in July 2008. Those shares were held by Lehman Brothers when it filed for bankruptcy and purportedly transferred to an affiliate of Barclays, PLC, Barclays Capital Inc. We have specifically demanded Barclays immediately return the 12.2 million shares it obtained from Lehman Brothers after Lehman Brothers filed for bankruptcy on the grounds that, among other things, Lehman Brothers did not hold title to the shares at the time of the purported transfer to Barclays.
     In connection with the initiation of the lawsuit, we asked the Court to enjoin any further transfer of the shares received by Barclays from Lehman. On November 5, the Bankruptcy Court denied our motion for such an injunction. In February 2009 we agreed to dismissed our claims against Barclays PLC as it was determined that the 12.2 million shares had been transferred to Barclays Capital Inc. and Barclays PLC was not needed as a party to the lawsuit. Also in February 2009, the remaining defendants filed motions to dismiss the claims alleged against them by us. We filed our opposition to the motions to dismiss and a hearing on the motions to dismiss and our opposition thereto is currently scheduled for April 22, 2009. We cannot predict the outcome of this effort to recover our shares or any damages related thereto.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:
Market for Our Common Stock
     Our common stock is traded on the Nasdaq Global Market under the symbol “ESLR”. The following table sets forth for the calendar periods indicated, the high and low sales price of our common stock on the Nasdaq Global Market.

	High	Low
Year ended December 31, 2007
First Quarter	$10.98	$6.97
Second Quarter	$13.21	$8.11
Third Quarter	$10.49	$7.95
Fourth Quarter	$18.85	$8.95
Year ended December 31, 2008
First Quarter	$18.62	$7.52
Second Quarter	$12.64	$8.08
Third Quarter	$10.63	$3.30
Fourth Quarter	$6.14	$1.89
     On February 13, 2009, the last reported sale price for our common stock on the Nasdaq Global Market was $1.66 per share. As of February 13, 2009, there were 164,877,650 shares of our common stock outstanding held by approximately 393 holders of record.
Dividend Policy
     We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
     Information about our equity incentive plans can be found in Part III, Item 12 of this Annual Report on Form 10-K and in Note 11 and Note 17 to our consolidated financial statements contained within this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our common stock against the cumulative total return of (i) the Hemscott Weighted Nasdaq Index (the “NASDAQ Market Index”) and (ii) an SIC Index that includes all organizations in the Hemscott Group 836 Code Index — Diversified Electronics (the “Hemscott Group Index”) for the five fiscal years beginning January 1, 2004 and ending December 31, 2008. The comparison assumes $100 was invested at the close of business on December 31, 2003, the last trading day before the beginning of our fifth preceding fiscal year, in our common stock and in each of the foregoing indices and assumes dividends, if any, were reinvested. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.
ASSUMES $100 INVESTED ON DECEMBER 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC. 31, 2008

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Evergreen Solar, Inc.	$100.00	$260.12	$633.93	$450.60	$1027.98	$189.88
HemScott Group Index	$100.00	$98.29	$97.06	$105.65	$131.32	$62.22
NASDAQ Market Index	$100.00	$108.41	$110.79	$122.16	$134.29	$79.25

(1)	This Stock Performance Graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Information used to prepare this Stock Performance Graph was obtained from Hemscott, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA.
     You should read the data set forth below in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2006, 2007, and 2008 and the balance sheet data at December 31, 2007 and 2008 have been derived from our audited financial statements which appear elsewhere in this filing. The statement of operations data presented below for the years ended December 31, 2004 and 2005, and the balance sheet data at December 31, 2004, 2005 and 2006 have been derived from our audited financial statements, which are not included in this filing. As of December 31, 2005 we owned 64% of Sovello. On December 19, 2006 we reduced our interest to one-third. As a result of our reduction in ownership to one-third, effective December 20, 2006, we account for our ownership interest in Sovello using the equity method of accounting. Under the equity method of accounting, we report our one-third share of Sovello’s net income or loss as a single line item in our income statement and our investment in Sovello as a single line item on our balance sheet. Prior to December 20, 2006, we consolidated Sovello’s results of operations into our results of operations. Therefore, our results of operations from prior periods are not comparable with our results of operations since December 20, 2006. Under our sales agreement with Sovello, until December 31, 2008 we marketed and sold all solar panels manufactured by Sovello under the Evergreen Solar brand, as well as managed customer relationships and contracts related to those sales for which we received fees. We do not report product revenue or cost of revenue for the sale of Sovello manufactured panels. We also receive royalty payments pursuant to our technology license agreement with Sovello.

	Year Ended December 31,
	2004	2005	2006	2007	2008
STATEMENT OF OPERATIONS DATA:
Revenues:
Product	$22,240	$43,627	$102,252	$58,334	$95,245
Royalty and fee	—	—	—	11,532	16,714

Total Revenues	22,240	43,627	102,252	69,866	111,959
Cost of revenues	29,717	39,954	90,310	52,838	93,073

Gross profit (loss)	(7,477)	3,673	11,942	17,028	18,886

Operating Expenses:
Research and development	3,392	10,622	18,390	20,594	22,039
Selling, general and administrative	8,040	12,708	21,890	20,608	23,868
Equipment write-offs	—	—	1,526	—	8,034
Facility start-up	—	—	—	1,404	30,623
Restructuring charges	—	—	—	—	30,413

Total operating expenses	11,432	23,330	41,806	42,606	114,977

Operating loss	(18,909)	(19,657)	(29,864)	(25,578)	(96,091)
Other income (expense), net	(454)	1,146	1,851	6,806	2,721

Loss before minority interest, equity income and accretion	(19,363)	(18,511)	(28,013)	(18,772)	(93,370)
Minority interest in Sovello AG	—	1,195	849	—	—
Equity income from interest in Sovello AG	—	—	495	2,170	8,435
Accretion, dividends and conversion premiums on Series A convertible preferred stock	(2,904)	—	—	—	—

Net loss	$(22,267)	$(17,316)	$(26,669)	$(16,602)	$(84,935)

Net loss per share (basic and diluted)	$(0.67)	$(0.29)	$(0.41)	$(0.19)	$(0.65)
Weighted average shares used in computing basic and diluted net loss per share	33,204	59,631	65,662	86,799	130,675

	As of December 31,
	2004	2005	2006	2007	2008
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities *	$11,942	$116,207	$49,421	$140,703	$177,509
Investment in and advances to Sovello AG	—	—	70,460	87,894	115,553
Working capital	14,281	124,404	57,590	112,228	156,792
Total assets	49,721	228,959	207,251	553,255	1,001,761
Subordinated convertible notes	—	90,000	90,000	90,000	—
Senior convertible notes	—	—	—	—	373,750
Total stockholders’ equity	41,520	87,450	92,847	393,293	519,679

*	Includes restricted cash at December 31, 2007

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE OVERVIEW
     We develop, manufacture and market String Ribbon solar panels utilizing our proprietary wafer manufacturing technology. Our technology involves a unique process to produce multi-crystalline silicon wafers by growing thin strips of multi-crystalline silicon that are then cut into wafers. This unique process substantially reduces the amount of silicon and other processing costs required to produce a wafer when compared to wafer manufacturers utilizing conventional sawing processes. With current silicon consumption of less than five grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately 50% of the silicon used by wafer manufacturers utilizing conventional sawing processes. The wafers we produce are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce our String Ribbon solar panels. We believe that our proprietary and patented technologies, combined with our integrated manufacturing process know-how, offer significant cost and manufacturing advantages over competing silicon-based PV technologies.
     Through intensive research and design efforts we have significantly enhanced our wafer manufacturing technology and our ability to manufacture multi-crystalline silicon wafers. Our Devens facility is using our quad wafer furnace equipment, which grows four thin strips of multi-crystalline silicon from one furnace as compared to the dual strip furnaces historically used in the Marlboro pilot facility. Our quad wafer furnace incorporates a state of the art automated wafer cutting technology that improves our manufacturing process.
     We began production of solar panels in our first Devens facility during the third quarter of 2008. Upon reaching full production capacity, which is scheduled to occur in the second half of 2009, the Devens facility is expected to be operating at an annual production capacity of approximately 160 MW.
     Since April 2007 we have entered into multi-year silicon supply agreements with four suppliers. Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. Under our silicon supply agreements with DC Chemical Co., Ltd. (or DC Chemical), Wacker Chemie AG (or Wacker), Solaricos Trading, LTD (or Nitol), and Silicium de Provence S.A.S. (or Silpro), we have silicon under contract that provides over 12,000 metric tons of silicon through 2019 including 550 metric tons in 2009. During 2009, DC Chemical is expected to provide approximately 65% of our 2009 expected requirements.
     Our revenues today are primarily derived from the sale of solar panels, which are assemblies of PV cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products primarily include on-grid generation, in which supplemental electricity is provided to an electric utility grid. Our products are currently sold to customers primarily in Europe and the United States. During the year-ended December 31, 2008 we entered into seven multi-year solar panel supply agreements, a portion of which are denominated in Euros. The combined current estimated sales value for all seven agreements is approximately $2.8 billion at December 31, 2008 exchange rates, with deliveries scheduled through 2013.
     On February 15, 2008, we completed an underwritten public offering of 18.4 million shares of our common stock, which included the exercise of an underwriters’ option to purchase 2.4 million additional shares. We received net proceeds of approximately $166.7 million (net of underwriting discounts). The shares of common stock were sold at a per share price to the public of $9.50. In addition, on June 26, 2008, we entered into an underwriting agreement for the sale by us to the public of $325.0 million aggregate principal amount of 4% Senior Convertible Notes due 2013. We granted to the underwriters a 30-day option to purchase up to an additional $48.75 million aggregate principal amount of the Senior Convertible Notes. On July 2, 2008, we completed our public offering of $373.75 million aggregate principal amount of the Senior Convertible Notes which included the underwriter’s exercise of their option. We received net proceeds from the offering, including the cost of the capped call transaction (see Capped Call included in Note 6 of our consolidated financial statements), of approximately $325.8 million.

     On December 29, 2008, as part of ongoing efforts to lower overhead costs and reduce overall cash requirements, we committed to a plan to cease operations at our pilot manufacturing facility in Marlboro, Massachusetts. Production at the facility ceased on December 31, 2008. Future advanced manufacturing piloting activities will be performed at our Devens manufacturing facility. Almost all of the Marlboro pilot manufacturing facility employees have transferred to the Devens manufacturing facility to fill open positions associated with the second phase of Devens. As a result of the cessation of manufacturing in Marlboro, we recorded restructuring costs, principally non-cash charges, of approximately $30.4 million associated with the write-off of manufacturing and development equipment, inventory and leasehold improvements of the Marlboro pilot facility. We may also incur occupancy, location restoration and moving costs of approximately $4.0 to $5.0 million during 2009. We believe that closing the Marlboro pilot facility and better utilizing existing equipment and facilities at our research and development center and at our Devens manufacturing facility will result in lower overhead costs and reduce overall cash requirements.
     At December 31, 2008, we had approximately $178 million of cash, cash equivalents and marketable securities, of which approximately $23 million was due to Sovello as their sales agent. Through mid-2009, the completion of the Devens factory, the first phase of our Midland factory and debt service interest payments will require approximately $120 million, leaving approximately $35 million available to fund our operations. Throughout the first half of 2009, we expect our working capital requirements will increase substantially as production and shipments increase from our Devens facility. Assuming we are able to execute our business plan as currently envisioned, we believe that our cash on hand combined with our expected large working capital balances will provide us with sufficient liquidity or access to liquidity to fund our operations and planned capital programs for the next 12 months. We also believe that given the current state of the worldwide economy and credit markets, it is prudent to pursue short-term financing options, including but not limited to renegotiation of existing or new working capital lines of credit, in order to provide us with the most flexible liquidity protection possible. If adequate capital does not become available when needed on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.
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
Accounting for Sovello AG
     On December 19, 2006, we became equal partners in Sovello with Q-Cells and REC and now share equally in its prospective net income or loss. As a result of our reduction in ownership to one-third, we are required to account for our interest in Sovello under the equity method of accounting, as opposed to consolidating the operating results of Sovello as we had in the past. Under the equity method of accounting, we report our one-third share of Sovello’s net income or loss as a single line item in our statement of operations and our investment in Sovello as a single line item in our balance sheet. We began applying the equity method with respect to Sovello on December 20, 2006.
     Until December 31, 2008, we marketed and sold all solar panels manufactured by Sovello under the Evergreen Solar brand, and managed customer relationships and contracts related to the sale of Sovello manufactured product. We receive selling fees from Sovello in connection with our sales of Sovello manufactured product and do not report gross revenue or cost of goods sold resulting from the sale of Sovello’s solar panels. During 2007 and 2008, we received a fee of 1.7% and 1.6% of gross Sovello revenue relating to the sales and marketing of solar panels. In addition, we received royalty payments for our ongoing technology agreement with Sovello. Taken together, the sales and marketing fee and royalty payments totaled approximately 6.0% and 5.2% of gross Sovello revenue for fiscal 2007 and 2008, respectively. We also received payments from Sovello of approximately $1.9 million and $384,000 in fiscal 2007 and 2008, respectively, to reimburse us for certain research and development and other support costs we incurred that could benefit Sovello. Income statement classification of these research and development reimbursement payments depend on how we are reimbursed. The best efforts arrangement we maintain with Sovello allows for the reimbursement to offset expenses whereas a specific performance arrangement requires us to record both revenue and an offsetting cost of revenue. These reimbursements in fiscal 2008 are therefore shown as a reduction of our expenses.

Revenue Recognition and Allowance for Doubtful Accounts
     We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell our products to end users throughout the world. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and any known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by Sovello. Product revenues represented 100%, 83% and 85% for the years ended December 31, 2006, 2007 and 2008, respectively. International product sales accounted for approximately 63%, 18% and 42% for the years ended December 31, 2006, 2007 and 2008, respectively.
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
Warranty
     Our current standard product warranty includes a five-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. When we recognize revenue, we accrue a liability for the estimated future costs of meeting our warranty obligations. We make and revise this estimate based on the number of solar panels shipped and our historical experience with warranty claims. During 2008, we re-evaluated potential warranty exposure as a result of the substantial increase in production volumes at our Devens, Massachusetts manufacturing facility. As such, we increased our estimated future warranty costs to approximately $1.2 million as of December 31, 2008.
     We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be affected not only by our product failure rates, but also the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
Stock-based Compensation
     We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period, in accordance with the provisions of Statement of Financial Accounting Standards No. 123 — (revised 2004), “Share-Based Payment"(“SFAS 123R”). We selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Total equity compensation expense recognized during the years ended December 31, 2006, 2007 and 2008, was approximately $5.1 million, $6.4 million and $7.2 million, respectively. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of January 1, 2006 will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods.
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
     See Note 11 of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses.
Inventory
     Inventory is valued at the lower of cost or market determined on a first-in, first-out basis. Certain factors may impact the net realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. Estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizable value. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We consider lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods. In addition, we have made non-refundable prepayments under several of our multi-year polysilicon supply agreements which are presented on the balance sheet in Prepaid Cost of Inventory. These prepayments will be amortized as an additional cost of inventory as we receive and utilize the silicon. The prepayments are classified as short-term based upon the value of silicon contracted to be delivered during the next twelve months. The Company carries these prepayments on its balance sheet at cost and periodically evaluates the status of the vendor’s underlying project intended to fulfill the silicon contract.
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
Results of Operations
Description of Our Revenues, Costs and Expenses
     Revenues. Our total revenues consist of revenues from the sale of products, royalty revenue associated with our ongoing technology agreement with Sovello, and fees from Sovello for our marketing and selling activities associated with sales of product manufactured by Sovello under the Evergreen Solar brand. Product revenues consist of revenues primarily from the sale of solar cells, panels and systems. Reported product revenues represented 100%, 83% and 85% of total revenues, in 2006, 2007 and 2008, respectively. International product sales accounted for approximately 63%, 18% and 42% of total product revenues for the years ended December 31, 2006, 2007 and 2008, respectively.

     Cost of revenues. Cost of product revenues consists primarily of material expenses, salaries and related personnel costs, including stock based compensation, depreciation expense, maintenance, rent and other support expenses associated with the manufacture of our solar power products.
     Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, including stock based compensation costs, consulting expenses and prototype costs related to the design, engineering, development, testing and enhancement of our products, manufacturing equipment and manufacturing technology. We expense our research and development costs as incurred. We also may receive payments from Sovello and other third parties as reimbursement of certain research and development costs we will incur. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers.
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
     Facility start-up. Facility startup expenses consist primarily of salaries and personnel-related costs and the cost of operating a new facility before it has been qualified for full production. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant expansion program, to the extent we cannot capitalize these expenditures. We expect to incur significant facility start-up expenses as we continue to plan and qualify new facilities.
     Restructuring charges. Restructuring charges consist of costs associated with the closure of our Marlboro pilot manufacturing facility on December 31, 2008. The charges primarily include severance costs, and the write-off of manufacturing equipment, leasehold improvements and inventory.
     Other income (expense), net. Other income (expense) consists of interest income primarily from interest earned on the holding of short-term marketable securities, bond premium amortization (or discount accretion), interest expense on outstanding debt and net foreign exchange gains and losses.
     Equity income from interest in Sovello AG. As of December 20, 2006, we began accounting for our share of Sovello’s results under the equity method of accounting, which requires us to record our one-third share of Sovello’s net income or loss as one line item in our consolidated statement of operations. During the period from December 20, 2006 to December 31, 2006, Sovello recorded approximately $1.5 million in net income, of which we recorded approximately $495,000 in our consolidated statement of operations. For the years ended December 31, 2007 and 2008, Sovello recorded approximately $6.5 million and $26.4 million in net income, respectively, of which we recorded approximately $2.2 million and $8.4 million net of withholding taxes, respectively, in our consolidated statement of operations.
     Minority interest. Through December 19, 2006, we consolidated the financial results of Sovello in our financial statements. Through December 19, 2006, Sovello incurred losses of $2.4 million, which are consolidated in our financial statements. However, $849,000 of those losses represents the portion of Sovello losses attributable to the Q-Cells and REC minority interests for the period ended December 19, 2006.
COMPARISON OF YEARS ENDED DECEMBER 31, 2008 AND 2007
     Revenues. Our product revenues for the year ended December 31, 2008 were $95.2 million, an increase of 63% or $36.9 million from $58.3 million for the year-ended December 31, 2007. This increase in product revenues resulted from an increase in sales volume of 61%which was generated from our new Devens facility which began shipping product late in the third quarter. To a lesser extent, product revenues benefited from higher average selling prices of approximately 2% that primarily resulted from a geographic shift in sales to Europe. Royalty revenue and marketing and selling fees from Sovello for the year ended December 31, 2008 were $16.7 million, an increase 45% or $5.2 million from $11.5 million for the year ended December 31, 2007. The increase in royalty revenue and marketing and selling fees from Sovello was mainly due to the increased sales volume at Sovello which started production at its second facility in the second quarter of 2007.

     International product revenues accounted for 42% and 18% of total product revenues for the years ended December 31, 2008 and 2007, respectively. Throughout most of 2007 orders were largely fulfilled based upon geography. More than half of the product produced at Sovello was distributed to customers in Europe and the majority of the product produced at our Marlboro facility was distributed to customers in the United States which allowed us to efficiently manage worldwide distribution of product. However, during 2008 approximately 40% of our product shipments have been to Europe in order to respond to specific customer demand. As we increase our own capacity with the completion of our Devens facility, we expect that we will continually adjust our distribution strategy as markets for solar energy rapidly develop and change.
     The following table summarizes the concentration of our product revenues by geography and customer:

	2007	2008
By geography:
United States	82%	58%
Germany	7%	28%
All other	11%	14%

	100%	100%

By customer:
SunPower Corporation	31%	31%
Ralos Verriebs GmbH	1%	15%
SunEdison	14%	2%
groSolar	12%	4%
All other	42%	48%

	100%	100%

     Cost of product revenues and gross margin. Our cost of product revenues for the year ended December 31, 2008 was $93.1 million, an increase of approximately $40.2 million, or 76%, from $52.8 million for the year ended December 31, 2007. Gross margin for the year ended December 31, 2008 was 16.9% as compared to 24.4% for the year ended December 31, 2007. The decrease in gross margin primarily resulted from higher costs associated with the initial production at our new Devens facility and lower support costs allocated to research and development supporting pilot programs. These higher costs were offset by higher royalty and selling fees associated with the increase in Sovello’s sales volume, higher silicon scrap sales and the increase in the volume of our product sales. These higher initial production costs are temporary and resulted from inefficiencies we anticipated during the initial stages of our significant capacity expansion. We do anticipate that gross margins will improve as the Devens facility continues to increase its output and expects to reach its full production capacity during the second half of 2009.
     Research and development expenses. Our research and development expenses for the year ended December 31, 2008 were $22.0 million (net of $384,000 of reimbursements from Sovello), an increase of $1.4 million, or approximately 7%, from $20.6 million (net of $1.9 million of reimbursements from Sovello), for the comparable 2007 period. The increase was primarily attributable to higher depreciation expense of approximately $4.5 million associated with the expanded R&D facilities and associated equipment additions. This increase was offset primarily by lower compensation and related costs of approximately $811,000, the majority of which relates to realignment of personnel to directly support manufacturing and the Devens ramp, lower material usage of approximately $640,000, lower travel cost of approximately $358,000 in addition to lower allocated manufacturing support costs.
     Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2008 were approximately $23.9 million, an increase of $3.3 million, or approximately 16%, from $20.6 million in 2007. In general, our selling, general and administrative costs have increased as a result of our overall expansion of operations. As we continue to execute our expansion plans, we expect our selling, general and administrative expenses will increase to support such growth. Specifically, the increase in selling, general and administrative expense was primarily attributable to increased compensation and related costs of approximately $840,000 associated with additional personnel, higher marketing and communication costs of $600,000 associated with increased advertising and the grand opening of our new Devens facility, increased IT costs of approximately $873,000 to support the growth of our operations, higher insurance costs of $264,000 associated with our expanded facilities, higher depreciation costs of $192,000, and generally higher public company and regulatory compliance fees.
     Equipment write-offs. In conjunction with refocusing our research and development efforts, we incurred charges of approximately $8.0 million during the year ended December 31, 2008 as a result of the write-off of R&D equipment that supported now-obsolete technologies.
     Facility start-up. Facility start-up costs for the year ended December 31, 2008 were approximately $30.6 million, an increase of $29.2 million from $1.4 million in 2007. These expenses, which included salaries and personnel related costs, consulting costs, recruitment costs, consumable material costs, and miscellaneous other costs, were associated with the start-up of our new facility in Devens, Massachusetts on which construction began in September 2007 with the first solar panels produced late in the third quarter of 2008. In addition, these charges include similar costs associated with the start-up of our new manufacturing facility located in Midland, Michigan. When the Devens facility is completed in 2009, we expect that our total start up costs for Devens will be approximately $35 million. String factory start up in 2009 is expected to be approximately $6.0 million.
     Restructuring charges. We recorded a charge to continuing operations, principally non-cash, of approximately $30.4 million for the year ended December 31, 2008. These charges were incurred in conjunction with the closing of our Marlboro, Massachusetts pilot manufacturing facility on December 31, 2008, part of our ongoing efforts to lower overhead costs and reduce overall cash requirements. Virtually all of the Marlboro pilot manufacturing facility employees have transferred to the Devens manufacturing facility to fill open positions associated with its second phase. Future advanced manufacturing piloting activities will be performed at our Devens manufacturing facility. The charges we recorded were comprised primarily of leasehold improvements and other related building costs of $5.4 million, equipment of approximately $20.9 million, inventory and spare parts of $3.9 million, and salaries and personal related costs associated with severance of approximately $0.2 million. We may also incur occupancy, location restoration and moving costs of approximately $4.0 to $5.0 million during 2009.
     Other income (expense) net. Other income, net of $2.7 million for the year ended December 31, 2008 comprised $12.7 million in interest income, offset by $4.1 million of net foreign exchange losses, and $5.9 million in interest expense. Other income, net of $6.8 million for the year ended December 31, 2007 comprised $444,000 net foreign exchange gains, $9.8 million in interest income, and $3.4 million in interest expense. The increase in net foreign exchange losses was due to the timing of our Euro denominated transactions in addition to the mark-to-market adjustment on our Euro denominated loan to a silicon supplier. The increase in interest income is attributable to our higher average cash balance that resulted from the cash raised from our equity offering in the first quarter of 2008 and the senior convertible notes offering during the third quarter of 2008, in addition to interest earned on our loans receivable. The higher interest expense is attributable to our higher debt obligations which increased by approximately $284 million to support our capacity expansion plans offset by a slightly lower interest rate on the new borrowings and higher capitalized interest costs resulting primarily from the on-going construction of our Devens facility and our new facility in Midland, Michigan.
     Equity income from interest in Sovello AG. Equity income from our interest in Sovello of $8.4 million, net of withholding taxes, for the year ended December 31, 2008, which represents our one-third share of Sovello’s net income, increased $6.3 million over the year ended December 31, 2007. The increase in Sovello’s net income resulted primarily from incremental production volume associated with its expanded facilities.
     Net loss. As a result of the foregoing, net loss was $84.9 million for the year ended December 31, 2008 ($0.65 net loss per share, basic and diluted) compared to a net loss of $16.6 million for the year ended December 31, 2007 ($0.19 net loss per share, basic and diluted).
COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006
     Through December 19, 2006, we owned 64% of Sovello and consolidated the financial statements of Sovello. As a result of our reduction in ownership in Sovello to one-third on December 19, 2006, we have applied the equity method of accounting for our share of Sovello’s operating results from December 20, 2006. This change in accounting has significantly impacted year-over-year comparability.

     Revenues. Our product revenues for the year ended December 31, 2007 were $58.3 million, a decrease of $43.9 million, or 43%, from $102.3 million for the year-ended December 31, 2006. This decrease in reported revenues was attributable to Sovello product revenues, which we consolidated with our product revenues through December 19, 2006 but are not consolidated with our product revenues in 2007. Sovello, which began shipping product in 2006, accounted for approximately $57.3 million of consolidated revenues for the year ended December 31, 2006. The decline in product revenues is partially offset by royalty revenue and marketing and selling fees from Sovello in 2007 of approximately $11.5 million.
     In order to efficiently manage worldwide distribution of product manufactured based on our proprietary technology, we fulfill orders largely based on geography. More than half of the product produced at Sovello is distributed to customers in Europe and the majority of the product produced at our Marlboro facility was distributed to customers in the United States. International product revenues accounted for approximately 18% and 63% of total revenues for the years ended December 31, 2007 and 2006, respectively. This decline in international revenues is attributable to Sovello which began product shipments in the second quarter of 2006 and primarily fulfilled European customer orders in 2007.
     The following table summarizes the concentration of our product revenues by geography and customer:

	2006	2007
By geography:
United States	37%	82%
Germany	48%	7%
Spain	13%	—
All other	2%	11%

	100%	100%

By customer:
SunPower Corporation	10%	31%
SunEdison	—	14%
groSolar	6%	12%
Donauer Solartechnik	13%	1%
All other	71%	42%

	100%	100%

     Cost of product revenues and gross margin. Our cost of product revenues for the year ended December 31, 2007 was $52.8 million, a decrease of approximately $37.5 million, or 41%, from $90.3 million for the same period in 2006. Cost of product revenue for the year ended December 31, 2006 included approximately $48.1 million in costs associated with Sovello. None of Sovello’s cost of product revenue was included in our financial statements for the year ended December 31, 2007. Gross margin for the year ended December 31, 2007 was 24.4% as compared to 11.7% for the year ended December 31, 2006. The increase in gross margin primarily resulted from the royalty and selling fees earned from Sovello in the year ended December 31, 2007, in addition to improved operating efficiencies and higher production volumes at our Marlboro pilot manufacturing facility and costs allocated to research and development supporting pilot programs.
     The main purpose of our Marlboro facility was to develop and prototype new manufacturing process technologies which, when developed, would be employed in new factories. As such, our manufacturing costs incurred in Marlboro were substantially burdened by additional engineering costs and also reflected inefficiencies typically inherent in pilot and development operations.

     Research and development expenses. Our research and development expenses for the year ended December 31, 2007 were $20.6 million (net of $1.9 million of reimbursements from Sovello), an increase of $2.2 million, or 12%, from $18.4 million for the same period in 2006. The increase was primarily attributable to increased compensation and related costs, including costs supporting piloting programs, and higher depreciation and operating costs associated with expanded R&D facilities.
     Loss on disposal of fixed assets. During the year ended December 31, 2006, as a result of the successful introduction of new manufacturing technology, we disposed of equipment with a total net book value of $1.5 million in order to replace them with more technologically advanced equipment expected to improve the operational performance of our technology.
     Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2007 were approximately $20.6 million, a decrease of $1.3 million, or 6%, from $21.9 million in 2006. Sovello costs, which were approximately $4.9 million for the year ended December 31, 2006, were included in our consolidated selling, general and administrative expenses for the year ended December 31, 2006, and are not included in the comparable period for 2007. This decline was primarily offset by increases in compensation and related costs associated with additional personnel and higher management incentive compensation. In addition, increased costs associated with marketing communications, including our effort to re-brand Evergreen Solar with a new logo, and increased insurance and legal costs associated with the growth of our operations and routine regulatory filings were incurred.
     Facility start-up. Facility start-up costs for the year ended December 31, 2007 of $1.4 million were comprised primarily of salaries and personnel related costs and legal costs associated with the construction of our new facility in Massachusetts which began in September 2007.
     Other income (expense) net. Other income, net of $6.8 million for the year ended December 31, 2007 was comprised of $444,000 in net foreign exchange gains, $9.8 million in interest income, and $3.4 million in interest expense. Other income for the period ended December 31, 2006 consisted of $3.3 million in net foreign exchange gains, $4.6 million in interest income and $6.1 million in interest expense. The increase in interest income was attributable to our higher cash balance that resulted from additional capital raised during the year ended December 31, 2007. The decline in interest expense was primarily due to the interest cost associated with the Sovello loan facility with Deutsche Bank, which we consolidated with our interest expense for the year ended December 31, 2006 but was not consolidated with our interest expense in the comparable period in 2007. In addition, we had higher capitalized interest costs in 2007 associated with our on-going infrastructure improvement initiatives.
     Equity income from interest in Sovello AG. The equity income from our interest in Sovello of $2.2 million for the year ended December 31, 2007 represents our one-third share of Sovello’s net income of $6.5 million. Sovello’s increased net income resulted primarily from incremental production volume.
     Net loss. As a result of the foregoing, net loss was $16.6 million for the year ended December 31, 2007 ($0.19 net loss per share, basic and diluted) compared to a net loss of $26.7 million for the year ended December 31, 2006 ($0.41 net loss per share, basic and diluted).
LIQUIDITY AND CAPITAL RESOURCES
     We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues; and beginning in 2007, fees from Sovello for our marketing and sale of Sovello panels and royalty payments for our technology contribution to Sovello. Research and development expenditures have historically been partially funded by government research contracts. At December 31, 2008, we had working capital of $156.8 million, including cash, cash equivalents and marketable securities of $177.5 million.

     Net cash used in operating activities was $10.3 million, $12.0 million and $65.9 million for the years ended December 31, 2006, 2007 and 2008, respectively. The use of cash for operating activities in the year ended December 31, 2008 was due primarily to losses from our operations of $34.1 million, net of non-cash charges, increases in inventory levels of $15.4 million as we begin to scale Devens, increases in prepaid cost of inventory of $39.3 million which was mainly the result of nonrefundable payments required under our silicon supply agreements, and increases in our accounts receivable of approximately $26.2 million associated with our increase in revenue. These uses were offset by the receipt of $19.9 million of grants, an increase in other current liabilities of $10.0 million due to the timing of payments, and a decrease in other current assets of $9.1 million, the majority of which relates to the refund of VAT taxes. The use of cash for operating activities in the year ended December 31, 2007 was due primarily to losses from our operations of $5.7 million, net of non-cash charges, increases in inventory levels of $3.3 million, primarily silicon, in addition to prepaid cost of inventory of $23.1 million associated with new silicon supply agreements, and increases in other current assets, primarily VAT receivables. These uses were offset by reductions in accounts receivable of approximately $11.0 million associated with customer payments, and increases in accounts payable of $16.6 million. The use of cash for operating activities in the year ended December 31, 2006 was due primarily to our loss of $26.7 million, increases in accounts receivable of $12.4 million, increases in inventory of $11.0 million, and increases in other current assets of $6.7 million offset by a net increase in deferred grants funding of $19.0 million, increases in accrued expenses of $15.3 million and depreciation expense and losses on fixed assets disposals of $11.7 million. In general, net cash used in operating activities for the year ended December 31, 2006 was primarily due to supporting the increase in working capital requirements of Sovello as the first manufacturing facility ramped to full production by the end of the third quarter of 2006.
     Net cash used in investing activities was $85.5 million, $140.5 million and $355.4 million for the years ended December 31, 2006, 2007 and 2008, respectively. The net cash used in each of these years was primarily due to purchases of equipment and marketable securities, in addition to the construction of our manufacturing facility in Devens, Massachusetts most of which occurred in 2008. These use of funds were offset by proceeds from the sale and maturity of marketable securities. In addition, during the year ended December 31, 2008 two loans totaling $23.8 million were advanced to Sovello. As part of our silicon supply agreement with Silpro we provided a loan to them of Euro 30 million. The first installment of approximately $21.9 million was advanced to them at the end of 2007 and the second installment of $22.2 million advanced to them during 2008. Also, during the year ended December 31, 2007, we deposited approximately $41.0 million with Deutsche Bank associated with the guarantee of a Sovello loan. The restriction on the deposit, which was reported as restricted cash on our December 31, 2007 balance sheet, was released in 2008. As of December 31, 2006, we no longer consolidate the balance sheet of Sovello and therefore, our cash balance at December 31, 2006 excludes Sovello’s cash balances, and the decrease in Sovello’s cash balance is reflected as a use of cash in investing activities.
     Capital expenditures were $107.7 million, $50.7 million and $345.3 million for the years ended December 31, 2006, 2007 and 2008, respectively. Capital expenditures for the year ended December 31, 2006 were primarily for equipment needed for our Marlboro manufacturing facility and equipment for Sovello. The 2007 and 2008 expenditures were primarily for facility improvements and equipment for our Marlboro manufacturing facility in addition to expenditures for the construction of our new Devens, Massachusetts manufacturing facility which will ultimately increase our production capacity in Massachusetts to approximately 160 MW in two 80 MW phases and increase our employee base to approximately 1,000 by mid-2009. The Commonwealth of Massachusetts support program has provided a low-cost, 30-year land lease in addition to approximately $20.0 million in grants. During 2008, we also began construction of our new high temperature filament manufacturing facility in Midland, Michigan. As of December 31, 2008, we had outstanding commitments for capital expenditures of approximately $60.4 million. Most of our commitments for capital expenditures are associated with our new Devens and Midland facilities.
     Net cash provided by financing activities was $75.0 million, $175.1 million and $492.8 million for the years ended December 31, 2006, 2007 and 2008, respectively. The cash provided by financing activities for the year ended December 31, 2008 resulted primarily from net proceeds of $364.0 million from the issuance of our senior convertible debt offering which closed during the third quarter of 2008 and the net proceeds of 18.4 million shares of our common stock sold in a public offering at $9.50 per share which closed in February 2008. These proceeds were offset by the up-front initial premium payment of $39.5 million associated with the capped call which was entered into concurrent with the senior convertible debt offering. The cash provided by financing activities for the year ended December 31, 2007 resulted primarily from the net proceeds of 17,250,000 shares of our common stock sold in a public offering at $8.25 per share and which closed on May 30, 2007. An additional 3.0 million shares of our common stock were sold to DC Chemical for $12.07 per share in conjunction with a stock purchase agreement. The cash provided by financing activities for the year ended December 31, 2006 primarily represents an increase in Sovello debt through December 19, 2006 and cash received upon the exercise of stock options and warrants.

     On June 26, 2008, we entered into an underwriting agreement for the sale to the public of $325.0 million aggregate principal amount of 4% Senior Convertible Notes due 2013 (or Senior Notes). We granted to the underwriters a 30-day option to purchase up to an additional $48.75 million aggregate principal amount of Senior Notes. On July 2, 2008, we completed the public offering of $373.75 million aggregate principal amount of Senior Notes which includes the underwriter’s exercise of their option. Net proceeds to us from the offering, including the cost of the capped call transaction, were approximately $325.8 million. Our financing costs associated with the Senior Notes are being amortized over the five year term.
     In June 2005, we issued convertible subordinated notes (or Notes) in the aggregate principal amount of $90.0 million with interest on the Notes payable semiannually at an annual rate of 4.375%. We had received proceeds of $86.9 million, net of offering costs, and the financing costs of approximately $3.1 million were being amortized over the seven year term of the Notes. All of the Notes were converted to shares of our common stock and we issued 12,178,607 shares of common stock to the note holders on July 22, 2008.
     For the years ended December 31, 2006, 2007 and 2008, we recorded approximately $3.6 million, $3.0 million and $5.4 million, respectively, in interest expense associated with the Notes and Senior Notes, net of capitalized interest of approximately $350,000, $983,000 and $5.0 million, respectively.
     In connection with our Senior Notes offering, we entered into a capped call transaction with respect to our common stock, the Capped Call, with an affiliate of the lead underwriter in order to reduce the dilution that would otherwise occur as a result of new common stock issuances upon conversion of the Senior Notes. The Capped Call was designed to reduce the potential dilution resulting from the conversion of the Senior Notes into shares of our common stock. The total premium for the Capped Call was approximately $68.1 million of which $39.5 million was paid contemporaneously with the closing of the Senior Notes offering and the remaining $28.6 million was required to be paid in nine equal semi annual installments beginning January 15, 2009. In addition, we entered into a common stock lending agreement with a second affiliate of the lead underwriter pursuant to which we loaned 30,856,538 shares of our common stock to this affiliate. These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to us no later than July 15, 2013, the maturity date of the Senior Notes. On September 15, 2008 and October 3, 2008, respectively, the lead underwriter and its affiliate filed for protection under Chapter 11 of the federal Bankruptcy Code. The bankruptcy filings represented events of default under the Capped Call. As a result of the defaults, our obligations under the agreement were suspended and the remaining premium liability was reversed against equity. In the event the defaults are cured, the remaining premium liability would be owed pursuant to the installment payment schedule. Unless we choose to implement a new capped call arrangement or the defaults are cured and we do not terminate the Capped Call as we believe we are entitled to under the terms of the Capped Call, the dilutive impact of conversion of the Senior Notes may be greater, based on the actual conversion price of $12.11 per share. The bankruptcy filing and the placement of the second Lehman affiliate into administration in the United Kingdom also contractually required the lead underwriter’s second affiliate to return to us the shares loaned under the common stock lending agreement. We have since demanded the return of all outstanding borrowed shares, however, the shares have not yet been returned. While we are exercising all of our legal remedies, including litigation against various Lehman Brothers entities and Barclays entities, we have included these shares in our per share calculation on a weighted average basis due to the uncertainty surrounding the recovery of the shares.
Sovello Debt Guarantee and Undertaking
     On April 30, 2007, we entered into a Guarantee and Undertaking Agreement with Q-Cells and REC in connection with Sovello entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG, (the Guarantee). The loan agreement provides Sovello with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, we along with Q-Cells and REC, each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of Sovello’s repayment obligations under the loan agreement. At December 31, 2007 we had $41 million deposited in a Deutsche Bank account fulfilling our obligation under the Guarantee, which was classified as restricted cash on the balance sheet. Effective September 30, 2008 the Guarantee and associated restriction on our $41 million of cash deposited with Deutsche Bank were released. As of December 31, 2008, the total amount of debt outstanding under the loan agreement was 121.0 million Euros (approximately $168.4 million at December 31, 2008 exchange rates) of which 83.5 million Euros was current (approximately $116.2 million at December 31, 2008 exchange rates). Repayment of the loan is due in quarterly installments through December 31, 2011.
     In October 2008 in connection with a bank loan to Sovello, we provided an Undertaking to the bank syndicate that may require us to provide additional funding to Sovello under the following circumstances:

•	in the event that the cost of completing Sovello 3 exceeds budget;

•	if any government grants are required to be repaid by Sovello or are not provided to Sovello as previously approved; or

•	under certain conditions, in the event that Sovello is in violation of its financial covenants associated with its loan with the bank syndicate.
      As of December 31, 2008, Sovello is in violation of one of its bank loan financial covenants. The financial covenant violation allows the bank to exercise its termination rights and call the loan. However, the bank has temporarily waived the financial covenant violation and is negotiating with Sovello and its shareholders to amend the loan agreement. In accordance with an Undertaking made by us to the bank, we could be required to provide our pro rata share of any additional funding required to complete Sovello 3 under certain circumstances. Based on the current negotiation with the bank, we anticipate providing additional funds to Sovello in the form of a loan or additional equity investment. If we, Sovello, and Sovello’s other shareholders cannot obtain an amendment to Sovello’s loan agreement, this could adversely impact Sovello’s liquidity, require us to make additional investments in Sovello and potentially impact the net realizable value of our investment in Sovello.
     For additional information regarding the Undertaking, the grants and potential obligations to fund Sovello see Note 5 to our consolidated financial statements.
Evergreen Solar Loans to Sovello
     In January 2007, we, REC and Q-Cells entered into a new shareholder loan agreement with Sovello. Under the terms of the shareholder loan agreement, Sovello repaid all outstanding shareholder loans at that time, plus accrued interest, in exchange for a new shareholder loan of 30 million Euros from each shareholder. In addition, we, REC and Q-Cells entered into a shareholder agreement with Sovello in June 2008 for a total of approximately 11.7 million Euros from each shareholder with our share denominated in U.S. dollars. Also in December 2008, we, REC and Q-Cells entered into an additional shareholder agreement with Sovello for a total of approximately 8.0 million Euros from each shareholder with our share denominated in U.S. dollars. As of December 31, 2008 we had advanced one half of the dollar denominated 8.0 million Euros. The table below summarizes the principal and terms of our share of these outstanding loans as of December 31, 2008:

Date of Loan	Principal (EUR)	Principal (USD)	Interest Rate	Original Date Due
January 25, 2007	€30,000,000	$41,757,000	5.43%	December 31, 2009	*
June 26, 2008	€—	$18,174,000	6.71%	December 31, 2009	*
December 22, 2008	€—	$5,600,000	6.00%	June 30, 2010	*

*    Due upon the earlier of the completion of an initial public offering or other liquidity event generating sufficient cash to repay the loan.
Liquidity Risk and Uncertainty
      At December 31, 2008, we had approximately $178 million of cash, cash equivalents and marketable securities, of which $23 million was due to Sovello that we collected as Sovello’s sales agent. Through mid-2009, the completion of the Devens factory, the first phase of the Midland factory and debt service interest payments will require about $120 million, resulting in a cash balance available to support operations of approximately $35 million.
      Although our current business plan indicates we will have adequate liquidity for the next 12 months, we are subject to risks common to companies in the high-technology and alternative energy industry including, but not limited to, the difficulty of successfully developing new technological innovations, competition from a number of qualified and better-funded companies, dependence on key personnel, dependence on key or sole source suppliers for materials, the challenge of protecting proprietary technology and complying with government regulations
      We have incurred net losses from operations and negative cash flow from operations since inception. We plan to increase our Devens production significantly in 2009, from 8.5 MW in the fourth quarter of 2008 to approximately 17 MW in the first quarter of 2009, 30 MW in the second quarter, and between 35 MW to 40 MW in both the third and fourth quarters, resulting in annual production of between 125 MW to 130 MW.
      We have sales contracts for approximately 80 MW of product to be manufactured at our Devens facility for delivery in 2009 at an average selling price of approximately $3.20 (assuming a U.S. dollar/Euro exchange rate of 1.25), which is about 10% less than our average selling price of about $3.55 in 2008. Our sales plan assumes there should be sufficient market demand to sell the remaining expected Devens manufacturing capacity. We expect to moderate our production levels depending on changes in market demands as the year progresses.
      We also plan to significantly reduce our manufacturing cost from approximately $3.50 per watt in the fourth quarter of 2008 to approximately $2.00 per watt by the end of 2009, primarily through increased volume and improved yields and cell conversion efficiency.
      We believe that our business plan will provide sufficient cash, cash equivalents and marketable securities to fund our planned capital programs, our share of any potential funding requirements related to our investment in Sovello and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment, we are exposed to particular risks and uncertainties including, but not limited to:

•	possible delays in the completion of our Devens plant, budget overruns or failure to meet expected production levels;

•	selling less than approximately 90 MW to 110 MW of Devens manufactured product at an average selling price of $2.90 to $3.10 per watt to credit worthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to scale capacity resulting in increased costs that could impair business operations;

•	further weakening of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros; and

•	increased funding requirements for Sovello to complete its third manufacturing facility and achieve its planned manufacturing cost and operating metrics, or to potentially address the loss of any prior or expected government grant funding for Sovello.
      Although our current business plan indicates we have adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. Our plan with regard to this uncertainty includes, among other actions:

•	continually monitoring our operating results against expectations and, if required, further restrict operating costs and capital spending if events warrant;

•	possibly hedging our exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse exposure, but there can be no assurance that hedges can be put in place at terms acceptable to us or that such hedging activities will be effective; and

•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement, as is the case with our current line of credit, supported by the expected significant increase in our accounts receivable, inventory and overall working capital.
      If adequate capital does not become available if needed on acceptable terms, our ability to fund operations, further develop and expand our manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited.

Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than
	Years	1 Year	1-3 Years	4-5 Years	After 5 Years
Non-cancelable operating leases	$7,653	$3,191	$4,101	$361	$—
Maturity of Senior Convertible Debt	373,750	—	—	373,750	—
Interest expense associated with Senior Convertible Debt	75,290	15,490	44,850	14,950	—
Capital expenditure obligations	60,406	60,406	—	—	—
Raw materials purchase commitments	770,533	64,496	332,408	224,987	148,642

Total contractual cash obligations	$1,287,632	$143,583	$381,359	$614,048	$148,642

     In January 2008, we entered into a second multi-year silicon supply agreement with one of our suppliers. The supply agreement provides the general terms and conditions pursuant to which the supplier will supply us with specified annual quantities of silicon at fixed prices beginning in 2009 and continuing through 2015. We made non-refundable prepayments totaling approximately $36.5 million in connection with this Agreement that will be amortized as an additional cost of inventory as silicon is delivered by the supplier and utilized by us. The prepayment is included in the balance sheet in Prepaid Cost of Inventory.
     During 2007, we entered into four multi-year polysilicon supply agreements with various terms and conditions. Following is a brief summary of each of these agreements.
     On April 17, 2007, we entered into a multi-year polysilicon supply agreement with DC Chemical under which DC Chemical will supply us with polysilicon at fixed prices beginning in late 2008 and continuing through 2014. Concurrent with the execution of the supply agreement, we entered into a stock purchase agreement (the “Purchase Agreement”) with DC Chemical pursuant to which DC Chemical purchased 3.0 million shares of our common stock for $12.07 per share, representing the closing price of the Company’s common stock on the Nasdaq Global Market on April 16, 2007. Pursuant to the Purchase Agreement, we issued an additional 4.5 million shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock to DC Chemical. The preferred stock automatically converted into 6.25 million shares of transfer restricted common stock in May 2007 upon the termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The restrictions on the common stock will lapse upon the delivery of specified quantities of polysilicon to us by DC Chemical. Issuance of the restricted shares represented a prepayment of inventory cost valued at approximately $119.9 million, based on the issuance date market price of our common stock adjusted for a discount to reflect the transfer restriction, and will be amortized as an additional cost of inventory as silicon is delivered by DC Chemical and utilized by us. When the transfer restriction on these shares lapse, we will record an additional cost of inventory equal to the value of the discount associated with the restriction at that time if the stock price on that date is higher than $12.07 which will be amortized as an incremental cost of inventory as silicon is delivered by DC Chemical and utilized by us.
     On July 24, 2007, we entered into a multi-year polysilicon supply agreement with Wacker. This supply agreement provides the general terms and conditions pursuant to which Wacker will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2018. In connection with the agreement we made a payment of approximately 9.0 million Euros to Wacker.
     On October 24, 2007, we entered into a multi-year polysilicon supply agreement with Nitol. This supply agreement provides the general terms and conditions pursuant to which Nitol will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2014. In connection with the agreement we made a $10.0 million prepayment to Nitol in 2007. An additional prepayment of $5.0 million was made in 2008.

     On December 7, 2007, we entered into a multi-year polysilicon supply agreement with Silpro. This supply agreement provides the general terms and conditions pursuant to which Silpro will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, we agreed to loan Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The initial 15.0 million euro installment of the loan was disbursed to Silpro in December 2007. The second 15.0 million euro installment of the loan was disbursed to Silpro during the first quarter of 2008. The loan and interest are due within five years from the disbursement date of the second installment.
INCOME TAXES
     As of December 31, 2008, we had federal and state net operating loss carryforwards of approximately $146.3 million and $103.4 million, respectively, available to reduce future taxable income which begin to expire in 2009. In addition, we have excess tax deductions related to equity compensation of approximately $24.4 million of which the benefit will be realized when it results in a reduction of taxable income in accordance with SFAS 123R. We also has federal and state research and development tax credit carryforwards of approximately $3.1 million and $1.3 million, respectively, which begin to expire in 2018 and state Investment Tax Credit carryforwards of approximately $7.8 million which begin to expire in 2009, available to reduce future tax liabilities. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which can be used in future years.
     We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. As of the adoption date of January 1, 2007 and at December 31, 2008, we had no accrued interest related to uncertain tax positions.
     We have evaluated the positive and negative evidence bearing upon the realization of our deferred tax assets. We have considered our history of losses and, in accordance with the applicable accounting standards, have fully reserved the deferred tax asset.
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 on our consolidated financial position and results of operations.
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP No. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP No. APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in a company’s consolidated statement of operations. The FSP No. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP No. APB 14-1 is effective as of January 1, 2009 and early adoption is not permitted. We believe that FSP No. APB 14-1 is applicable to our 2008 Senior Convertible Notes which will primarily result in the recognition of additional interest expense. As a result, the adoption will be reflected in our first quarter 2009 financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure certain financial instruments and other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. We adopted SFAS No. 159 effective January 1, 2008. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS No. 159 and, therefore, the adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

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
During 2007 and 2008, we entered into multi-year silicon supply agreements with four suppliers. The agreements have varied start and end dates. Additionally, from time to time we may agree to purchase equipment and materials internationally with delivery dates as much as six to twelve months in the future.
For the year ended December 31, 2008, approximately 38% of our product revenues were denominated in Euros. The portion of our sales that are denominated in Euros are expected to increase in future periods. During the year ended December 31, 2008 we entered into seven multi-year solar panel supply agreements, a portion of which are denominated in Euros. The combined current estimated sales value for all seven agreements is approximately $2.8 billion at December 31, 2008 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels which began in the second half of 2008 and continue through 2013.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date our disclosure controls and procedures were effective at the reasonable assurance level. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgement in evaluating and implementing possible controls and procedures.
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
Internal Control Over Financial Reporting
     During the fiscal quarter ended December 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
     Our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION.
     We expect to hold our 2009 Annual Meeting of Stockholders on or about June 17, 2009.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Set forth below is certain information regarding our directors and executive officers. The age of each director and executive officer listed below is given as of January 31, 2009. Our stockholders elect members of the Board of Directors to serve until their respective successors are elected and qualified or until earlier resignation or removal.

Name	Age	Position
Richard M. Feldt	57	Chief Executive Officer, President and Chairman of the Board of Directors
Rodolfo Archbold	54	Vice President, Operations
Dr. J. Terry Bailey	54	Senior Vice President, Marketing and Sales
Richard G. Chleboski	43	Vice President, Strategy and Business Development
Michael El-Hillow	57	Chief Financial Officer and Secretary
Gary T. Pollard	49	Vice President, Human Resources
Carl Stegerwald	57	Vice President, Construction Management and Facilities Engineering
Dr. Brown F. Williams	68	Vice President, Science and Engineering

Tom L. Cadwell (1)(2)	63	Director
Allan H. Cohen (1)(3)	58	Director
Dr. Peter W. Cowden (2)(3)	57	Director
Edward C. Grady (1)(2)(3)	61	Lead Outside Director
Dr. Susan F. Tierney (2)	57	Director

(1)	Member of the Audit Committee.

(2)	Member of the Nominating and Corporate Governance Committee.

(3)	Member of the Compensation Committee.
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

     Edward C. Grady has served as a director since September 2005. Mr. Grady was President and Chief Executive Officer of Brooks Automation, Inc., or Brooks, from October 2004 to September 2007 and a director of Brooks from September 2003 to February 2008. From February 2003 until October 2004, Mr. Grady was President and Chief Operating Officer of Brooks. From October 2001 until February 2003, Mr. Grady served as a consultant to Brooks. From September 2000 until January 2003, Mr. Grady was a principal at Propel Partners LLC, an investment firm headquartered in Palo Alto, California. From December 1994 through February 2003, Mr. Grady served in a variety of positions for KLA-Tencor Corp., including Executive Senior Business Advisor from September 2001 until February 2003 and Executive Group Vice President from March 1998 until September 2001. Prior to joining KLA-Tencor Corp., Mr. Grady was the President and Chief Executive Officer of Hoya Micro Mask. Mr. Grady also currently serves on the board of directors of Verigy Ltd, Molecular Imprints, Inc., Integrated Materials Inc. and Electro Scientific Industries Inc. Mr. Grady received his MBA from the University of Houston in 1980 and a BS in Engineering from Southern Illinois University in 1972.
Class II Director Nominee (Term Expiring in 2011):
     Allan H. Cohen has served as a director since September 2005. Mr. Cohen has been since May 2002, and continues to be, a senior member of the restructuring team of Arthur Andersen LLP, or Andersen, serving as one of a small number of individuals responsible for the winding down of Andersen’s professional services activities. Mr. Cohen was a partner with Andersen from 1984 through August 2002, serving in a variety of management roles. From 1996 to 2002, he served as the Tax Practice Director for Andersen’s northeast region (consisting of New York, New Jersey and New England) practice. From 1997 to 2002, Mr. Cohen served on both U.S. and global leadership teams with additional responsibility for knowledge and technology needs for Andersen Worldwide Societe Cooperative’s tax and legal practices. In April 2008, Mr. Cohen became the Director of Risk Management for Vitale, Caturano & Company, P.C., New England’s largest independent CPA firm, with responsibility for oversight of the firm’s compliance with its professional practice responsibilities. Since July 2005, Mr. Cohen has served on the board of directors of Plexus Financial Technologies, LLP, an early stage financial services software company. He is the immediate Past President of Temple Shalom of Newton, an 850 member Reform Jewish Congregation in the suburban Boston area. Mr. Cohen received his MBA from Rutgers Graduate School of Management in 1973 and his BA in Economics, with honors, from Rutgers College in 1972. Mr. Cohen is a Certified Public Accountant.
     Dr. Susan F. Tierney has served as a director since August 2008. Dr. Tierney has served as a Managing Principal since July 2003 at Analysis Group, an economic, financial, and business strategy consulting group, where she specializes in energy industry issues. Prior to joining Analysis Group, she served as a senior vice president from November 1995 to July 2003 at Lexecon, Inc. (formerly The Economics Resource Group, Inc.), an economic and strategy consulting company. Since June 2007, Dr. Tierney has served as a director of Renegy Holdings, Inc., a biomass to electricity company that is the successor to Catalytica Energy Systems, Inc. where she had served as a director since December 2001. Dr. Tierney is also chairperson of the Board of Directors of The Energy Foundation and Clean Air-Cool Planet, non-profit organizations; she also serves as a director of the Northeast States Center for a Clean Air Future. Additionally, she previously served as a director of the following non-profit organizations: American Council on Renewable Energy (ACORE) and Climate Policy Center. From 2002 to 2004, she served as chairperson of the board for the Electricity Innovations Institute (a subsidiary of the Electric Power Research Institute, Inc. (EPRI)), and she was a director of EPRI from 1998 to 2003 and from 2005 to 2006. From 1993 to 1995, she served as Assistant Secretary for Policy at the U.S. Department of Energy. Prior to her service at the Department of Energy, she held various positions in energy and environmental departments in the Commonwealth of Massachusetts from 1982 to 1993, including Secretary for Environmental Affairs and Commissioner of the Department of Public Utilities. She was an assistant professor at the University of California, Irvine from 1978 until 1982. Dr. Tierney received her doctorate and master’s degrees in regional planning from Cornell University, in 1980 and 1976, respectively, and her bachelor’s degree from Scripps College in 1973.

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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons, the reporting persons, are required by regulations of the SEC to furnish us with copies of all filings. Based solely on our review of the copies of such filings received by us with respect to the year ended December 31, 2008, or written representations by the reporting persons that no filings were required, we believe that all reporting persons complied with their Section 16(a) filing requirements during the year ended December 31, 2008, with the exception of Mr. Grady who reported two transactions on Form 4 late and Mr. Cohen who reported one transaction on Form 4 late. The foregoing late filings were due to errors by brokers and our staff.
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
     The Audit Committee met five times during fiscal 2008. The Audit Committee oversees our accounting and financial functions and periodically meets with our management and independent registered public accounting firm to review internal controls over financial reporting and quarterly and annual financial reports.
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

     The Audit Committee operates under a written charter adopted by the Board of Directors setting out the functions the Audit Committee is to perform, which charter was originally adopted by the Board of Directors in May 2000 and restated most recently in May 2008. A current copy of the Audit Committee Charter is available under the “Investors” section of our website at www.evergreensolar.com. The charter of the Audit Committee is reviewed on an annual basis by the Audit Committee.
Director Nominations
     No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors. On February 4, 2009, our Board of Directors amended Article I, Section 1.10 of our bylaws. The amendment, among other things, (i) eliminates the notice as a means to properly bring business before an annual meeting of our stockholders, (ii) further clarifies that the advance notice bylaw provisions apply to all stockholder proposals and nominations and (iii) requires our stockholders who provide advance notice of proposals or nominations to disclose additional information as part of such notice, including information as to whether the stockholder has entered into any hedging, derivative or other transactions with respect to securities issued by Evergreen Solar.
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     Our executive compensation policies are designed to:
•	provide compensation that attracts, motivates and retains experienced and well-qualified executives capable of helping us meet our business objectives;

•	recognize and reward performance of our executive officers, both as individuals and as members of a cohesive management team, in meeting certain strategic objectives;

•	align the interests of our executive team with the corporate strategies and our business objectives; and

•	align the interests of our executive team with that of stockholders through long-term equity-based incentives.
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
     In setting executive officer compensation levels, the Compensation Committee, which is comprised entirely of independent directors, is guided by the following considerations:
•	recommendations from the Chief Executive Officer based on individual executive performance and benchmarking data;

•	our goal of having a portion of each executive officer’s compensation contingent upon the achievement of specific predetermined corporate objectives;

•	ensuring compensation levels reflect the Company’s past performance and expectations of future performance;

•	ensuring compensation levels are competitive with compensation generally being paid to executives we seek to recruit to ensure our ability to attract and retain experienced and well-qualified executives; and

•	ensuring a significant portion of executive officer compensation is paid in the form of equity-based incentives to closely link stockholder and executive interests.
     The Compensation Committee sets target and actual compensation for our Chief Executive Officer using the same considerations it uses for other executive officers.
     The Compensation Committee periodically benchmarks all of the compensation components for our executive officer pay programs with data on individuals in similar positions at other organizations. In 2008, the Compensation Committee continued to use executive compensation consulting company, Pearl Meyer & Partners (“PM&P”) to provide competitive benchmark data that the Company used to establish pay levels for Evergreen Solar’s executive management team. PM&P was retained by the Compensation Committee.
     In 2007 the Compensation Committee, with assistance from PM&P, developed a peer group of public companies for use in setting 2008 compensation. In 2008 the Committee reassessed the peer group and determined that no changes were needed. The 2008 peer group includes the following companies:

Applied Micro Circuits Corp.	First Solar, Inc.	Opnext, Inc.
Atheros Communications	Hittite Microwave Corporation	Semtech Corporation
ATMI, Inc.	MEMC Electronic Materials, Inc.	SunPower Corporation
Cree, Inc.	Microsemi Corporation	Tessara Technologies, Inc.
Energy Conversion Devices, Inc.	Monolithic Power Systems, Inc.
     The Compensation Committee, as a matter of practice, will periodically reassess the relevance of the peer group companies and will make changes when appropriate.

Executive Compensation Philosophy
     Our executive compensation philosophy is designed to have strong pay-for-performance features. The Committee believes base salaries at the 50th percentile are appropriate as base compensation is primarily determined based on, and is representative of, past professional experience and success. By contrast, establishing target bonus compensation and equity-based compensation at the 75th percentile accomplishes the objective of providing greater incentives for the executive team to accomplish the Company’s near-term and long-term financial and strategic goals. Accordingly, the Compensation Committee generally adhered to the following precepts in establishing pay for its executive officers based on the comprehensive benchmarking study prepared by PM&P.
•	Establish base salaries at the 50 th percentile;

•	Set target total cash compensation at the 75th percentile and set corresponding financial goals at the 75th percentile of the market consensus amounts developed from a combination of survey and peer group data; and

•	Set total direct compensation (base salary, bonus and equity) at the 75th percentile.
Elements of Compensation
     Base Salary
     Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executive officers. Fiscal 2008 base salaries for our executive officers were determined by the Compensation Committee after considering the base salary level of the executive officers in prior years, and taking into account for each executive officer the amount of base salary as a component of total compensation. Generally, salary decisions for our executive officers are made at the beginning of each fiscal year. Base salary, while reviewed annually, is only adjusted as deemed necessary by the Compensation Committee in determining total compensation. Base salary levels for each of our executive officers, other than the Chief Executive Officer, were also set based in part upon evaluations and recommendations made by the Chief Executive Officer. In addition, the Compensation Committee took into consideration the benchmarking data presented by PM&P, to generally set the base pay for each of the executive officers at the 50th percentile.
     In February 2007, the Compensation Committee increased Mr. Feldt’s base salary based on the Compensation Committee’s assessment of PM&P’s comprehensive benchmarking study which indicated that Mr. Feldt’s 2006 salary was below the market median salary for chief executive officers. The Compensation Committee then determined that it was appropriate to move Mr. Feldt’s salary to the 50th percentile over a two-year period. Accordingly, an additional increase of Mr. Feldt’s base salary to $500,000 was approved and went into effect in February 2008.
     Fiscal 2008 base salaries for our other executive officers were determined by the Compensation Committee after considering the base salary level of the executive officers in prior years and taking into account for each executive officer the amount of base salary as a component of total compensation. Base salary levels for each of our executive officers, other than our Chief Executive Officer, were also based upon evaluations and recommendations made by our Chief Executive Officer. These recommendations include an assessment of the individual’s responsibilities, experience, individual performance and contribution to our performance, and also generally take into account the competitive environment for attracting and retaining executives consistent with our business needs and the base salaries of executives at our comparator group of companies as described above.
     The fiscal 2008 annual base salaries of our named executive officers were as follows:

Name	2008 Base Salary
Richard M. Feldt	$500,000
Michael El-Hillow	$338,000
Rodolfo Archbold	$290,000
Carl Stegerwald	$225,000
Dr. Brown F. Williams	$338,000
     Annual base salaries for our executive officers are set by our Compensation Committee and generally take effect in January or February of each year. We believe that the base salaries paid to our executive officers during our fiscal year 2008 serve our executive compensation objectives, compare favorably to our comparator group of companies and, in light of our overall compensation program, are within our target of providing base compensation at the market median. In addition to the increase in Mr. Feldt’s salary described above, our other executive officers received salary increases ranging from approximately 4% to approximately 9%.
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
     We designed our Management Incentive Plan to focus our executives on achieving key corporate financial objectives, and to reward substantial achievement of these company financial objectives, as well as to achieve additional strategic and tactical objectives. The criteria selected linked the incentive compensation to the achievements of measurable corporate performance objectives. The following table sets forth the annual target incentive amounts under our Management Incentive Plan for each of our named executive officers (for 2008 and each year thereafter) as a percentage of base salary and the actual amounts paid based on performance in 2008.

	Target Annual	2008 Bonus
Name	Bonus	Paid in 2009
Richard M. Feldt	100%	$332,494
Michael El-Hillow	75%	$168,578
Rodolfo Archbold	75%	$144,634
Carl Stegerwald	75%	$112,216
Dr. Brown F. Williams	75%	$168,578
     Target cash bonus amounts were set in February 2008 at levels the Compensation Committee determined were appropriate in order to achieve our objective of retaining those executives who perform at or above the levels necessary for us to achieve our business plan, which, among other things, involves growing our company in a cost-effective way. Under our Management Incentive Plan, the Compensation Committee may award amounts in excess of or below the target bonus awards to all of our named executive officers.

     For the 2008 annual incentive plan, 60% of the target award was dependent upon attainment of financial objectives for fourth quarter operating income for Devens and annual total company consolidated operating loss as established by the Compensation Committee. The Compensation Committee believes that the Devens operating income objective and the consolidated operating loss are the best indicators of the progress that the Company has made in advancing its growth objectives. The table below details the two financial objectives, a target goal for each financial objective and the impact that performance below and above each target goal would have on each executive officer’s award. Based on actual achievement each executive officer was able to earn more than or less than 60% of the target award - from a threshold at 30% to the maximum at 90%. The minimum bonus is 0% of salary.

	Portion of Target Award Earned
	Threshold Goal	Target Goal	Maximum Goal
	(15% for each	(30% for each	(45% for each
2008 Financial Objectives	objective)	objective)	objective)
Fourth Quarter Devens Phase 1 Operating Income	$4,000,000	$8,750,000	$11,000,000
Consolidated Annual Operating Loss	$(70,000,000)	$(40,000,000)	$(41,400,000)
     For 2008, 60% of the target bonus payout was dependent upon attainment of up to five key strategic company objectives, such as technology milestones, factory expansion goals, and other key strategic initiatives. The strategic objectives were the same for each executive officer and the Compensation Committee believes that these strategic objectives appropriately focus our named executive officers on improving the strategic positioning of our business. Each strategic objective was given a unique payout percentage by the Compensation Committee, based on the perceived importance to the Company of achieving the goal. Each executive officer was able to earn up to 60% of the target bonus if all strategic goals were achieved — with the lowest strategic objective payout for each goal at 5% and the highest strategic objective payout for each goal out at 20%.
     Based on a consolidated annual operating loss of $96.1 million, adjusted primarily for strategic decisions, and achieving all five of our strategic objectives, the Compensation Committee determined that each executive officer was entitled to receive 66.5% of his target bonus amount which was paid in February 2009. Further details about our Management Incentive Plan and the payments made to our named executive officers in 2008 are provided below in the “Summary Compensation Table” and “Grants of Plan-Based Awards” tables and the footnotes to each table.
     Long-Term Equity Incentive Awards
     Equity-based compensation and ownership ensures that our executive officers have a continuing stake in the long-term success of the Company. The Compensation Committee believes that equity award participation aligns the interests of executive officers with those of the stockholders. In addition, the Compensation Committee believes that equity ownership by executive officers helps to balance the short-term focus of annual incentive compensation with a longer term view and may help to retain such persons. Long-term equity incentive compensation, in the form of restricted stock awards, allows executive officers to share in any appreciation in the value of our common stock, while encouraging executive officers to remain with the Company and promote the Company’s success. When establishing equity award grant levels, the Compensation Committee considers general corporate performance, individual performance, the Chief Executive Officer’s recommendations (except with respect to the Chief Executive Officer’s own equity award grant levels), level of seniority and experience, the current stock price and a number of other factors.

     Consistent with our target compensation objectives described above, in March 2008, our Chief Executive Officer, Chief Financial Officer, and Vice President Science & Engineering received restricted stock awards for 100,000, 40,000 and 40,000 shares, respectively. Our Vice President of Manufacturing Operations received an award of 5,000 shares in March 2008 which represents a prorated award based on his mid-year start date with the Company in 2007. Our Vice President of Construction Management and Facilities Engineering did not receive a restricted stock award in 2008 because he received an initial stock award in December 2007 in connection with his transition from a consulting role to his current position as an executive officer.
     In keeping with an industry trend towards using restricted stock awards in lieu of option grants and as a result of tax code changes in recent years, we began using restricted stock awards heavily at the end of 2006 for all of our employees and executive officers and have continued to do so since that time. The Compensation Committee has, however, continued to evaluate and may in future years provide a combination of awards, including time-based or performance-based restricted stock, stock options or other equity-based awards authorized pursuant to the Company’s current or future equity incentive plans. All of our time-based restricted stock grants, including the restricted stock awards made to the named executive officers in 2008, vest in four equal annual installments over the four year period following the grant date.
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
Executive Change of Control Severance Agreements and Other Agreements
     In 2007, we entered into change of control severance agreements with each of our executive officers. We believe these agreements enable us to retain executive officers during times of unforeseen events when the executive’s future is uncertain but continued employment of the executive may be necessary for the company. We also believe it is beneficial to have agreements in place that specify the exact terms and benefits an executive receives if we elect to separate an executive officer from the company involuntarily. We periodically review the prevalence of severance and change-of-control agreements among our comparator groups’ executives as well as the provisions of such agreements to benchmark the competitiveness of the Company’s agreements. Specifically, we reviewed the cash severance multiple, equity vesting provisions, benefit continuation practices, excise tax gross-up prevalence, and the length of the protection period in the event of a change of control. Based upon our review, we believe our agreements are generally consistent with those of our comparator groups. None of our executive change of control severance agreements are intended to provide “deferred compensation” within the meaning of Section 409A of the Internal Revenue Code and immaterial modifications were made to these agreements in December 2008 in an effort to comply with the particular requirements of Section 209A.

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
     We have also entered into indemnification agreements with certain of our executive officers, providing for indemnification against expenses and liabilities reasonably incurred in connection with their service for us on our behalf.
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
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
     The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis for the year ended December 31, 2008 that precedes this report (the “CD&A”). In reliance on its reviews and discussions, the compensation committee recommended to the Board of Directors, and the Board of Directors has approved, that the inclusion of the CD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the SEC.
     No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety the Annual Report on Form 10-K in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

Respectfully submitted by the Compensation Committee,

THE COMPENSATION COMMITTEE

Dr. Peter W. Cowden (Chair)
Edward C. Grady
Allan H. Cohen
Compensation Committee Interlocks and Insider Participation
     No current member of the Compensation Committee or person who was a member of such committee at any time during 2008 was at any time during the past year an officer or employee of the Company (or any of its subsidiaries), was formerly an officer of the Company (or any of its subsidiaries), or had any relationship with the Company requiring disclosure herein. The Compensation Committee operates under a written charter adopted by the Board of Directors setting out the functions the Compensation Committee is to perform.
     During the last fiscal year, none of our executive officers served as (i) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on ourCompensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of our Board of Directors.
Summary Compensation Table
     The following table sets forth the annual and long-term compensation of our Chief Executive Officer and Chief Financial officer plus each of our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2008, 2007 and 2006, except for Mr. El-Hillow who only served as an executive officer in 2007 and 2008, and whose salary and bonus exceeded $100,000 for Fiscal years 2008, 2007 and 2006 (collectively, the “Named Executive Officers”).

Summary Compensation Table

							(h)
							Change in Pension
							Value and
						(g)	Nonqualified
						Non-Equity	Deferred	(i)
		(c)	(d)	(e)	(f)	Incentive Plan	Compensation	All Other
(a)	(b)	Salary	Bonus	Stock Awards	Option Grants	Compensation	Earnings	Compensation	Total
Name and Principal Position(s)	Year	($)	($)(2)	($)(1)(3)(4)(5)	($)	($)	($)	($)(6)(7)	($)
Richard M. Feldt, Chief Executive Officer, President and Chairman of the Board of Directors	2008	507,692	332,494	229,226	842,918	N/A	N/A	—	1,912,330
	2007	396,154	400,000	95,236	1,482,856	N/A	N/A	—	2,374,246
	2006	298,075	263,790	—	1,440,484	N/A	N/A	—	2,002,349

Michael El-Hillow, Chief Financial Officer and Secretary	2008	351,900	168,578	481,432	—	N/A	N/A	57,360	1,059,270
	2007	318,750	268,082	380,943	36,738	N/A	N/A	27,907	1,032,420

Rodolfo Archbold, Vice President, Operations	2008	302,087	144,634	313,394	—	N/A	N/A	750	760,865
	2007	102,353	—	131,423	—	N/A	N/A	750	234,526

Carl Stegerwald, Vice President, Construction Mangement and Facilities Engineering	2008	225,000	112,216	351,847	—	N/A	N/A	—	689,063
	2007	4,327	—	19,287	—	N/A	N/A	—	23,614

Dr. Brown F. Williams, Vice President, Science and Engineering	2008	336,500	168,578	352,506	241,989	N/A	N/A	750	1,100,323
	2007	321,154	243,750	307,940	251,856	N/A	N/A	—	1,124,700
	2006	224,038	131,895	260,322	218,282	N/A	N/A	—	834,537

(1)	We did not grant any stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during Fiscal 2007.

(2)	Represents bonuses earned during the fiscal year and paid in the following fiscal year. Mr. El-Hillow’s 2007 bonus includes a one time sign-on of $25,000.

(3)	Michael El-Hillow’s 2007 restricted stock grant was based on his commencement of employment with the Company and was granted on February 12, 2007. Rodolfo Archbold’s 2007 restricted stock grant was based on his commencement of employment with the Company and was granted on July 30, 2007. Carl Stegerwald’s 2007 restricted stock grant was based on his commencement of employment with the Company and was granted on December 17, 2007.

(4)	The stock awards include grants to the Named Executive Officers based on performance for the year ended December 31, 2006 and 2007. Mr. Feldt received 50,000 and 100,000, respectively, Mr. El-Hillow received 40,000 shares of restricted common stock for 2007, Mr. Archbold received 5,000 shares of restricted common stock for 2007 and Dr. Williams received 25,000 and 40,000 shares of restricted common stock, respectively. These restricted shares vest over four years. The stock option awards are valued using the Black-Scholes method.

(5)	Performance-based restricted stock awards were granted to the Named Executive Officers on February 12, 2007 and February 27, 2006. For fiscal year 2007, Mr. Feldt received 300,000 restricted shares, while Mr. El-Hillow, Mr. Archbold and Dr. Williams each received 100,000 restricted shares. For fiscal year 2006, Mr. Feldt received 300,000 restricted shares, while Dr. Williams received 100,000 restricted shares. The shares are subject to performance vesting conditions. The shares for fiscal 2007 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2011: (a) $400 million in revenue, (b) 35% gross margin and (c) 10% net income, as adjusted by the plan. The shares for fiscal 2006 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2010: (a) $300 million in revenue, (b) 35% gross margin and (c) 7% net income, as adjusted by the plan. All amounts will include the Company’s pro rata share of any joint venture operating results. At the present time the Company believes that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, does not expect such shares to vest.

(6)	Mr. El-Hillow received $27,157 and $56,610 during fiscal 2007 and 2008, respectively, for relocation fees as part of his commencement of employment with the company. No Named Executive Officers received any other perquisites or other personal benefits in excess of $10,000 during fiscal 2008, 2007 or 2006. The compensation described in this table does not include medical, group life insurance and other benefits received by the Named Executive Officers which are available generally to all of our salaried employees.

(7)	Amounts for Messrs. El-Hillow (2007 and 2008), Archbold (2007 and 2008) and Williams (2008) include matching contributions to the 401(k) plan account of the Named Executive Officer.

Grants of Plan-Based Awards
The following table sets forth information regarding all equity based incentive plan awards that were made to the Named Executive Officers during fiscal 2008.
Grants of Plan-Based Awards for
Fiscal Year Ended December 31, 2008

					(i)
					All Other Stock
					Awards:	(l)
			(d)		Number of	Grant Date/Fair
	(b)	(c)	Future	(e)	Shares of Stock	Value of Stock and
(a)	Grant	Estimated	Incentive	Payouts Under	or Units	Option Awards
Name	Date	Equity	(3)(5)	Plan Awards	(#)(1)	($)(2)
		Threshold	Target	Maximum
		(#)	(#)	(#)
Richard M. Feldt	3/18/2008	—	—	—	100,000	778,000
Michael El-Hillow	3/18/2008	—	—	—	40,000	311,200
Rodolfo Archbold	3/18/2008	—	—	—	5,000	38,900
Carl Stegerwald	3/18/2008	—	—	—	—	—
Dr. Brown F. Williams	3/18/2008	—	—	—	40,000	311,200

(1)	The awards include grants to the Named Executive Officers based on performance for the year ended December 31, 2007. Mr. Feldt received restricted stock grants of 100,000 shares, Mr. El-Hillow and Dr. Williams received restricted stock grants of 40,000 each and Mr. Archbold received restricted stock grants of 5,000 shares (which were prorated based on his start date with the company in 2007). Mr. Stegerwald was not eligible for a grant for 2007. These restricted stock grants vest over four years.

(2)	Grant date value is used for the valuation of all restricted stock awards.
Outstanding Equity Awards at Fiscal Year-End
          The following table sets forth all outstanding equity awards as of December 31, 2008. Options vest equally over a four year period and have an expiration date of 10 years from grant date. Time based restricted stock awards vest in four equal installments on the anniversary of grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR END

	Options					Stock Awards
								Equity	Equity
								Incentive	Incentive Plan
			Equity					Plan	Awards:
			Incentive Plan					Awards:	Market or
			Awards:					Number of	Payout Value
			Number of			Number of		Unearned	of Unearned
	Number of	Number of	Securities			Shares or	Market Value	Shares, Units	Shares, Units
	Securities	Securities	Underlying			Units of	of Share or	or Other	or Other
	Underlying	Underlying	Unexercised	Option		Stock That	Units of Stock	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	That Have	Have Not	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	Not Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)(2)	($)	(#)(1)	($)
Richard M. Feldt	1,638,000	—		1.61	12/10/2013
	187,500	62,500		7.30	3/3/2015
	75,000	75,000		15.09	2/24/2016
						37,500	119,625
						100,000	319,000
								300,000	957,000
								300,000	957,000

Michael El-Hillow	6,192	—		6.51	7/14/2015
	3,750	—		11.44	12/7/2015
	7,500	—		12.42	6/7/2016
	5,000	—		12.42	6/7/2016
						150,000	478,500
						40,000	127,600
								100,000	319,000

Rodolfo Archbold						112,500	358,875
						5,000	15,950
								100,000	319,000

Carl Stegerwald						75,000	239,250

Dr. Brown F. Williams	923	—		4.55	3/14/2010
	923	—		4.55	5/31/2010
	923	—		4.55	7/10/2010
	923	—		6.50	8/1/2010
	923	—		6.50	8/23/2010
	923	—		6.50	9/6/2010
	923	—		6.50	9/28/2010
	1,000	—		19.00	11/2/2010
	1,000	—		7.88	12/13/2010
	1,000	—		10.00	2/15/2011
	1,000	—		10.00	2/16/2011
	1,000	—		11.04	4/18/2011
	1,000	—		12.65	5/31/2011
	1,000	—		7.59	7/25/2011
	2,000	—		5.00	9/5/2011
	39,999	—		3.36	11/11/2014
	15,000	5,000		7.30	3/3/2015
	32,500	32,500		15.09	2/24/2016
						25,000	79,750
						18,750	59,813
						40,000	127,600
								100,000	319,000
								100,000	319,000

(1)	Represents performance-based restricted stock awards under the 2000 Plan granted on February 27, 2006 and February 12, 2007. The shares are subject to performance vesting conditions. The shares for fiscal 2006 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2010: (a) $300 million in revenue, (b) 35% gross margin and (c) 7% net income, as adjusted by the plan. The shares for fiscal 2007 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2011: (a) $400 million in revenue, (b) 35% gross margin and (c) 10% net income, as adjusted by the plan. All amounts will include the Company’s pro rata share of any joint venture operating results. At the present time the Company believes that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, does not expect such shares to vest. For purposes of this table, the performance based awards are valued based upon our closing stock price on December 31, 2008 ($3.19).

(2)	These restricted stock grants vest over four years.

Options Exercises and Stock Vested
The following table sets forth all stock options that were exercised or restricted stock awards that vested in fiscal 2008, including the value realized upon exercise or vesting.
Option Exercises and Stock Vested
for Fiscal Year Ended December 31, 2008

	Option Awards		Stock Awards
	Number of
	Shares	Value	Number of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name of Executive Officer	(#)	($)	(#)	($)
Richard M. Feldt	—	—	12,500	125,250
Michael El-Hillow (1)	1,849	2,736	50,000	501,000
Rodolfo Archbold (1)	1,269	1,878	37,500	346,500
Carl Stegerwald	—	—	25,000	70,500
Dr. Brown F. Williams (1)	2,693	2,597	31,250	133,625

(1)	The shares and value realized include shares purchased through the Company’s 2000 Employee Stock Purchase Plan.
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

     Automatic Acceleration of Vesting Following a Change of Control. The following table provides the intrinsic value (that is, the value based upon our closing stock price on December 31, 2008 ($3.19), less any applicable exercise price) of stock options and restricted stock that would become exercisable or vested as a result of a change of control as of December 31, 2008. The Value of Unvested Restricted Stock Awards and Value of Performance Share Program Awards included in the table are also based on the closing price of our common stock on December 31, 2008.

		Value of	Value of		Total
		Unvested	Unvested		Payments
		Restricted	Performance	280G excise	and Value of
	Value of	Stock	Share Program	Tax and Gross-	Equity
	Unvested Stock	Awards	Awards	up Payment	Awards
	Options ($)	($)	($)	($)	($)
Richard M. Feldt	—	438,625	1,914,000	—	2,352,625
Michael El-Hillow	—	348,243	319,000	—	667,243
Rodolfo Archbold	—	176,445	319,000	—	495,445
Carl Stegerwald	—	79,750	—	—	79,750
Dr. Brown F. Williams	—	172,126	638,000	—	810,126
     Automatic Acceleration of Vesting upon an Involuntary Termination Following a Change of Control. Assuming the employment of our named executive officers was terminated involuntarily and without cause, or such officers resigned with good reason, during the twelve months following a change of control occurring on December 31, 2008, in accordance with the terms of our executive change of control severance agreements our named executive officers would be entitled to cash payments in the amounts set forth opposite their names in the below table, subject to any deferrals required under Section 409A of the Internal Revenue Code of 1986, as amended, and acceleration of vesting for outstanding equity awards, as set forth in the below table. The following table provides the value of compensation and benefits payable and intrinsic value (that is, the value based upon our closing stock price on December 31, 2008 ($3.19), less any applicable exercise price) of stock options and restricted stock that would become exercisable or vested as a result of a termination occurring immediately following a change of control as of December 31, 2008. The Value of Unvested Restricted Stock Awards and Value of Performance Share Program Awards included are also based on the closing price of our common stock on December 31, 2008.

							Value of
						Value of	Unvested		Total
				Accrued	Value of	Unvested	Performance	280G Excise	Payments and
			Continuation	Vacation	Unvested	Restricted	Share Program	Tax and Gross-	Value of
	Base Salary	Bonus	of Benefits	Pay	Stock Options	Stock Awards	Awards	up Payment	Equity
	($)	($)	($)	($)	($)	($)	($)	($)	Awards ($)
Richard M. Feldt	750,000	750,000	19,284	20,192	—	438,625	1,914,000	1,203,187	5,095,288
Michael El-Hillow	338,000	253,500	12,856	18,850	—	606,100	319,000	426,973	1,975,279
Rodolfo Archbold	290,000	217,500	18,464	13,942	—	374,825	319,000	—	1,233,731
Carl Stegerwald	225,000	168,750	20,655	12,980	—	239,250	—	—	666,635
Dr. Brown F. Williams	338,000	253,500	15,719	19,500	—	267,163	638,000	510,796	2,042,678

     Excise Tax Related Change of Control Benefits. Pursuant to their change of control severance agreements with the Company, in the event that acceleration or other benefits provided for in the change of control severance agreements with Messrs. Feldt, El-Hillow and Dr. Williams constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, such executive will receive (i) a payment from the Company sufficient to pay such excise tax, and (ii) an additional payment from the Company sufficient to pay the federal and state income and employment taxes and additional excise taxes arising from the payments made to the employee by the Company.
     In the event that the severance and other benefits provided Mr. Archbold and Mr. Stegerwald constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, such executive’s benefits under the Agreement shall be either delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by the employee, on an after-tax basis, of the greatest amount of benefits.
     Each of the two forgoing tables sets forth the amount payable by the Company to each named executive officer to (1) offset the estimated excise tax imposed by Section 4999 of the Internal Revenue Code that result from 280G “parachute payments” and (2) provide “gross-up payments” to offset the tax amounts that would result from payment of the estimated excise tax imposed on the executive.
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

     The following table sets forth information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors for fiscal 2008.
Non-Employee Director Summary Compensation Table
Director Compensation
For Fiscal Year Ended December 31, 2008

	(b)
	Fees Earned
	or Paid in	(c)	(d)		(l)
(a)	Cash	Option Awards	Stock Awards		Total
Name	($)	($)	($)		($)
Tommy L. Cadwell	42,500	—	102,214	(2)	144,714
Allan H. Cohen	59,000	—	51,100	(3)	110,100
Dr. Peter W. Cowden	48,500	—	107,419	(4)	155,919
Edward C. Grady	66,000	—	51,100	(5)	117,100
Dr. Susan F. Tierney	4,500	—	81,500	(6)	86,000
Dr. Gerald L. Wilson (1)	1,500	—	62,100		63,600

(1)	On February 1, 2008, Dr. Wilson resigned from the Board of Directors.

(2)	As of December 31, 2008, Mr. Cadwell held 16,270 shares of common stock underlying unexercised options, 10,000 shares of unvested restricted stock and 5,000 shares of unvested restricted stock units. The grant date fair value of stock awards granted to Mr. Cadwell during 2008 was $51,500.

(3)	As of December 31, 2008, Mr. Cohen held 36,875 shares of common stock underlying unexercised options, 10,000 shares of vested restricted stock and 5,000 shares of vested restricted stock units. The grant date fair value of stock awards granted to Mr. Cohen during 2008 was $51,500.

(4)	As of December 31, 2008, Dr. Cowden held 19,644 shares of common stock underlying unexercised options, 10,000 shares of vested restricted stock and 5,000 shares of vested restricted stock units. The grant date fair value of stock awards granted to Dr. Cowden during 2008 was $51,500.

(5)	As of December 31, 2008, Mr. Grady held 28,125 shares of common stock underlying unexercised options, 10,000 shares of vested restricted stock and 5,000 shares of vested restricted stock units. The grant date fair value of stock awards granted to Mr. Grady during 2008 was $51,500.

(6)	As of December 31, 2008, Dr. Tierney held 10,000 shares of unvested restricted stock units. The grant date fair value of stock awards granted to Dr. Tierney during 2008 was $81,500.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under equity compensation plans:

Number of Securities
	Number of Securities to		Remaining Available for
	Be Issued Upon Exercise		Future Issuance Under
	Of Outstanding Options,	Weighted-average	Equity Compensation
	Stock Awards, Stock	Exercise Price of	Plans (Excluding
	Stock Awards, Stock Units,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan category	(a)(1)	(b)(2)	(c)(3)
Equity compensation plans approved by security holders	6,849,977	$4.65	2,197,996
Equity compensation plans not approved by security holders	—	—	—
Total	6,849,977	$4.65	2,197,996

(1)	Includes 3,162,087 shares of restricted stock awards and restricted stock units granted under the 2000 Stock Option and Incentive Plan. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards which have no exercise price.

(3)	1,500,000 shares were added to the equity compensation plan and approved by the stockholders at our 2008 annual meeting.
Securities Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information regarding beneficial ownership of our common stock as of February 13, 2009, or the measurement date by: (i) each person which is know by us to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our executive officers named in the Summary Compensation Table below; and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated the address for each beneficial owner is c/o Evergreen Solar, Inc. 138 Bartlett Street, Marlboro, Massachusetts 01752.

	Number of Shares	Percentage of
	Beneficially Owned	Shares of
Name and Address of Beneficial Owner	(1)	Common Stock (2)
5% Stockholders:
FMR LLC (3) 82 Devonshire Street Boston, MA 02109	18,891,778	11.5%

DC Chemical (4) Oriental Chemical Building 50, Sogong-dang, Jong-gu, Seoul, 100-718 Korea	15,698,125	9.5%

Barclays PLC (5) 1 Churchhill Place London, E14 5HP, England	12,220,128	7.4%

Current Executive Officers and Directors:
Richard M. Feldt (6)	2,893,490	1.7%
Michael El-Hillow (7)	379,291	*
Rodolfo Archbold (8)	245,362	*
Dr. J. Terry Bailey (9)	418,290	*
Richard G. Chleboski (10)	646,534	*
Gary T. Pollard (11)	311,578	*
Carl Stegerwald	83,900	*
Dr. Brown F. Williams (12)	475,556	*
Tom L. Cadwell (13)	31,270	*
Allan H. Cohen (14)	54,875	*
Dr. Peter W. Cowden (15)	34,644	*
Edward C. Grady (16)	60,125	*
Susan F. Tierney	10,000	*
All current executive officers and directors as a group (13 persons) (17)	5,664,915	3.4%

*	Less than one percent of the outstanding shares of class.

(1)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

(2)	Applicable percentage ownership is based upon 164,877,650 shares of common stock outstanding as of the measurement date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after the measurement date are deemed outstanding for computing the percentage ownership of the person holding such options, as the case may be, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	FMR LLC reported sole voting power over 56,471 shares, shared voting power over no shares, and sole dispositive power over 18,891,778 shares beneficially owned.

(4)	DC Chemical Co., Ltd. reported sole voting power and sole dispositive power over 15,698,125 shares beneficially owned. Includes 10,750,000 shares of restricted common stock. The restrictions on these shares will be removed when 500,000 kilograms of polysilicon are delivered to us by DC Chemical Co., Ltd.

(5)	Barclays PLC reported sole voting power over 12,220,128 shares and sole dispositive power over all 12,220,128 shares beneficially owned.

(6)	Includes 2,000,500 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(7)	Includes 22,442 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(8)	Includes 1,000 shares of common stock held by spouse.

(9)	Includes 175,000 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(10)	Includes 374,664 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(11)	Includes 104,375 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(12)	Includes 124,210 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(13)	Includes 16,270 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(14)	Includes 36,875 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(15)	Includes 19,644 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(16)	Includes 28,125 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date. Mr. Grady’s address is 922 Tyner Way, PO Box 5998, Incline Village, NV 89450.

(17)	Includes 2,902,105 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date and 1,000 shares of common stock held by spouse.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
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
Certain Relationships and Related Party Transactions
     Transactions with Mr. Stegerwald. Mr. Feldt, our President, Chief Executive Officer and Chairman of the Board of Directors, is the brother-in-law of Carl Stegerwald, our Vice President of Construction Management and Facilities Engineering. Mr. Stegerwald’s annual salary is $225,000 and his target bonus is 75% of his annual salary. He is also eligible for an equity award in 2009 based on his service in 2008.

     Transactions with DC Chemical. Since the beginning of 2007 we have entered into four agreements with DC Chemical Co., Ltd., a holder of more than 5% of our outstanding common stock. On April 17, 2007, we entered the following agreements:
•	Polysilicon Supply Agreement — Our April 2007 polysilicon supply agreement with DC Chemical provides the general terms and conditions pursuant to which DC Chemical will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2008 and continuing through 2014. In January 2008, we entered into a second supply agreement with DC Chemical that provides the general terms and conditions pursuant to which DC Chemical will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2015. The January 2008 agreement required us to pay approximately $36.5 million in prepayments during the first year of the agreement. Under the two supply contracts with DC Chemical, we are obligated to make cash payments to DC Chemical of approximately $450 million, subject to certain adjustments based on market related factors.

•	Stock Purchase Agreement — Concurrently with the April 2007 polysilicon supply agreement, pursuant to a stock purchase agreement, we sold DC Chemical 3 million shares of our common stock for $12.07 per share and issued DC Chemical an additional 4.5 million shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock (which subsequently converted into 6.25 million shares of transfer restricted common stock). The restrictions on the common stock will lapse upon the delivery of 500,000 kilograms of polysilicon to the Company.

•	Stockholders Agreement — Also concurrently with the April 2007 polysilicon supply agreement, we entered into a stockholder agreement with DC Chemical which prohibits, without our consent, certain acquisitions of our common stock by DC Chemical, certain proxy solicitation activities, as well as DC Chemical’s ability to publicly announce or make certain proposals regarding business combinations involving our company, among other things. The stockholders agreement also provides DC Chemical with the right to participate in certain of our future securities offerings in order to maintain its pro rata percentage ownership of the Company. In addition, the stockholders agreement provides DC Chemical with certain registration rights, including a requirement that we file a registration statement covering the restricted stock within 15 days of when transfer restrictions on DC Chemical’s shares lapse. Finally, the stockholders agreement prohibits, without our consent, DC Chemical from transferring its shares of Evergreen Solar common stock to any person who, after the transfer, would have beneficial ownership of 10% or more of the voting power of the Company. As permitted pursuant to the stockholders agreement, DC Chemical purchased 525,000 shares of our common stock in February 2008 from our underwriters in connection with a public offering we completed at the public offering price of $9.50 per share.
     Other Transactions. Other than compensation agreements and other arrangements which are described in Officer Compensation — Compensation Discussion and Analysis and Non-Employee Director Compensation, in 2008, including immaterial amendments to our change of control severance agreements with each of our executive officers, there was not, and there is not currently proposed, any other related party transactions.
Independence of Members of the Board of Directors and Committees
     The Board of Directors has determined that each of Messrs. Cadwell, Cohen, and Grady and Dr. Cowden and Dr. Tierney has no relationship with the Company other than as a stockholder and as a director, and each is independent within the meaning of our director independence standards and the applicable Nasdaq director independence standards for service on the Board of Directors and the applicable committees of the Board of Directors. Our director independence standards are contained in the Board of Directors’ Corporate Governance Guidelines, a copy of which is available under the “Investors” section of our website at www.evergreensolar.com.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
          Audit and Related Fees for Fiscal 2007 and 2008
     The following table sets forth a summary of the fees and expenses billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2008, respectively:

	2007	2008
Audit Fees (1)	$698,824	$644,333
Audit-Related Fees (2)	—	—
Tax Fees (3)	4,841	13,550
All Other Fees (4)	1,500	—

Total	$705,165	$657,883

(1)	Audit Fees represent fees for professional services relating to the audit of our financial statements and the review of the financial statements included in our quarterly reports, advice on accounting matters directly related to the audit and audit services provided in connection with other regulatory filings.

(2)	Audit-Related Fees represent fees for consultation and other attestation services and not reported under “Audit Fees.”

(3)	Tax Fees principally represent fees for professional services for tax compliance, tax advice and tax return preparation relating to our fiscal year end.

(4)	All Other Fees include licenses to technical accounting research software.
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
          2. Index to Financial Statements and Schedule. Certain financial statement schedules are omitted as the information is included in the Consolidated Financial Statements and notes thereto in Item 8 of Part II which appear beginning on page F-1 of this Annual Report on Form 10-K. Schedules not listed in the index are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.
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
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Evergreen Solar, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Boston, Massachusetts
March 2, 2009

EVERGREEN SOLAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$29,428	$100,888
Marketable securities	70,275	76,621
Restricted cash	41,000	—
Accounts receivable, net of allowance for doubtful accounts of $85 and $80 at December 31, 2007 and December 31, 2008, respectively	9,297	35,458
Due from Sovello AG	4,331	1,949
Inventory	8,094	23,500
Prepaid cost of inventory	—	11,696
VAT receivable, net	10,549	1,474
Other current assets	9,216	5,723

Total current assets	182,190	257,309

Investment in and advances to Sovello AG	87,894	115,553
Restricted cash	414	212
Deferred financing costs	1,991	7,494
Loan receivable from silicon supplier	21,904	41,757
Prepaid cost of inventory	143,035	172,193
Fixed assets, net	114,641	403,664
Other assets	1,186	3,579

Total assets	$553,255	$1,001,761

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$32,798	$62,652
Due to Sovello AG	29,615	22,840
Accrued employee compensation	4,875	6,451
Accrued interest	1,969	7,392
Accrued warranty	705	1,182

Total current liabilities	69,962	100,517

Subordinated convertible notes	90,000	—
Senior convertible notes	—	373,750
Deferred income taxes	—	7,815

Total liabilities	159,962	482,082
Commitments and Contingencies (Notes 7 and 20)

Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 and 250,000,000 shares authorized at December 31, 2007 and December 31, 2008, respectively, 102,252,965 and 164,874,850 issued and outstanding at December 31, 2007 and December 31, 2008, respectively	1,023	1,649
Additional paid-in capital	521,695	737,615
Accumulated deficit	(136,280)	(221,215)
Accumulated other comprehensive income	6,855	1,630

Total stockholders’ equity	393,293	519,679

Total liabilities and stockholders’ equity	$553,255	$1,001,761

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2007	2008
Product revenues	$102,252	$58,334	$95,245
Royalty and fee revenues	—	11,532	16,714

Total revenues	102,252	69,866	111,959
Cost of revenues	90,310	52,838	93,073

Gross profit	11,942	17,028	18,886

Operating expenses:
Research and development	18,390	20,594	22,039
Selling, general and administrative	21,890	20,608	23,868
Equipment write-offs	1,526	—	8,034
Facility start-up	—	1,404	30,623
Restructuring charges	—	—	30,413

Total operating expenses	41,806	42,606	114,977

Operating loss	(29,864)	(25,578)	(96,091)

Other income (expense):
Foreign exchange gains (losses), net	3,322	444	(4,078)
Interest income	4,613	9,774	12,695
Interest expense	(6,084)	(3,412)	(5,896)

Other income (expense), net	1,851	6,806	2,721

Loss before minority interest and equity income from interest in Sovello AG	(28,013)	(18,772)	(93,370)
Minority interest in Sovello AG	849	—	—
Equity income from interest in Sovello AG	495	2,170	8,435

Net loss	$(26,669)	$(16,602)	$(84,935)

Net loss per share (basic and diluted)	$(0.41)	$(0.19)	$(0.65)

Weighted average shares used in computing basic and diluted net loss per share	65,662	86,799	130,675
The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Loss
Balance at January 1, 2006	61,965	620	182,345	(1,036)	(93,009)	(1,470)	87,450
Issuance of common stock pursuant to exercise of options	988	10	2,480				2,490
Issuance of common stock pursuant to exercise of warrants	4,007	40	13,406				13,446
Shares of common stock issued under ESPP	45	—	341				341
Reclassification on adoption of SFAS No. 123R			(1,036)	1,036			—
Gain on investment in Sovello AG by REC and Q-Cells			8,466				8,466
Compensation expense associated with equity compensation plans, including restricted share grants	1,061	11	5,051				5,062
Comprehensive loss:							—
Net loss					(26,669)		(26,669)	$(26,669)
Unrealized gains on marketable securities						71	71	71
Foreign currency translation adjustment						2,190	2,190	2,190

Comprehensive loss								$(24,408)

Balance at December 31, 2006	68,066	681	211,053	—	(119,678)	791	92,847
Issuance of common stock pursuant to exercise of options	1,031	10	3,289				3,299
Issuance of common stock pursuant to exercise of warrants	256	3	664				667
Shares of common stock issued under ESPP	59	1	426				427
Issuance of common stock in connection with DC Chemical Agreement	3,000	30	36,180				36,210
Issuance of restricted stock in connection with DC Chemical Agreement	10,750	107	119,914				120,021
Issuance of common stock in connection with public offering, net of offering costs	17,250	173	134,254				134,427
Compensation expense associated with equity compensation plans, including restricted share grants	1,841	18	6,389				6,407
Gain on investment in Sovello AG by REC and Q-Cells			9,526				9,526
Comprehensive loss:
Net loss					(16,602)		(16,602)	$(16,602)
Unrealized gains on marketable securities						59	59	59
Foreign currency translation adjustment						6,005	6,005	6,005

Comprehensive loss								$(10,538)

Balance at December 31, 2007	102,253	$1,023	$521,695	$—	$(136,280)	$6,855	$393,293
Issuance of common stock pursuant to exercise of options	442	4	1,012				1,016
Issuance of common stock in connection with public offering, net of offering costs	18,400	184	166,542				166,726
Compensation expense associated with equity compensation plans, including restricted share grants	634	7	7,686				7,693
Shares of common stock issued under ESPP	111	1	620				621
Deferred tax associated with gains on investment in Sovello AG			(7,059)				(7,059)
Shares loaned in connection with share lending agreement	30,856	308	(305)				3
Debt conversion net of deferred financing costs write-off	12,179	122	88,137				88,259
Capped call premium, net of financing costs			(64,950)				(64,950)
Capped call reversal			24,237				24,237
Comprehensive loss:
Net loss					(84,935)		(84,935)	$(84,935)
Unrealized losses on marketable securities						(34)	(34)	(34)
Foreign currency translation adjustment, net of deferred taxes						(5,191)	(5,191)	(5,191)

Comprehensive loss								$(90,160)

Balance at December 31, 2008	164,875	$1,649	$737,615	$—	$(221,215)	$1,630	$519,679

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net loss	$(26,669)	$(16,602)	$(84,935)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,311	7,418	18,156
Amortization of deferred grant credits	(2,004)	—	—
Loss on disposal of fixed assets	2,383	—	34,496
Minority interest in Sovello AG	(849)	—	—
Equity income from Sovello AG	(495)	(2,170)	(8,435)
Amortization of deferred debt financing costs	443	444	1,010
Bad debt expense and provision for early payment discounts	85	(1)	(7)
Imputed interest and accretion of bond premiums	(955)	(1,210)	(2,472)
Accretion of caped call discount	—	—	345
Compensation expense associated with employee equity awards	5,062	6,382	7,246
Provision for warranty	—	58	585
Changes in operating assets and liabilities:
Accounts receivable	(12,415)	10,952	(26,168)
Grants receivable	18,962	—	19,908
Inventory	(10,958)	(3,327)	(15,406)
Prepaid cost of inventory	—	(23,121)	(39,318)
Interest receivable	(134)	13	115
Other current assets	(6,652)	(10,687)	9,148
Accounts payable	(728)	16,588	5,854
Other current liabilities	15,285	1,872	10,048
Interest payable	—	1,352	2,290
Other	—	43	1,659

Net cash used in operating activities	(10,328)	(11,996)	(65,881)

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(107,667)	(50,744)	(345,256)
Proceeds from the disposal of fixed assets	—	—	12
Decrease in cash related to conversion of Sovello AG consolidated entity to equity method affiliate	(22,274)	—	—
Decrease (increase) in restricted cash	891	(41,000)	41,178
Increase in Sovello AG loan	(389)	—	(23,774)
Increase in other loans	—	(22,386)	(22,164)
Purchases of marketable securities	(63,290)	(108,386)	(98,500)
Proceeds from sale and maturity of marketable securities	107,186	81,975	93,059

Net cash used in investing activities	(85,543)	(140,541)	(355,445)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of offering costs	—	170,637	166,726
Proceeds from issuance of DC Chemical restricted shares	—	107	—
Proceeds from issuance of senior convertible debt, net of offering costs	—	—	363,963
Payment of capped call up-front premium	—	—	(39,543)
Proceeds from share lending agreement	—	—	3
Increase in Sovello AG debt	58,708	—	—
Proceeds from exercise of stock options and warrants, and shares purchased under Employee Stock Purchase Plan	16,277	4,393	1,637

Net cash flow provided by financing activities	74,985	175,137	492,786

Effect of exchange rate changes on cash and cash equivalents	(3,028)	—	—

Net increase (decrease) in cash and cash equivalents	(23,914)	22,600	71,460
Cash and cash equivalents at beginning of year	30,742	6,828	29,428

Cash and cash equivalents at end of year	$6,828	$29,428	$100,888

Supplemental cash flow information:
Interest paid	5,201	986	—
Gain on investment in Sovello AG by Q-Cells and REC	8,466	9,526	—
Non-cash cost of prepaid inventory	—	119,914	—
The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS
     Evergreen Solar, Inc. (the “Company”), incorporated in August 1994, develops, manufactures and markets solar power products, including solar cells, panels and systems. In April 1997, the Company commenced product sales. The Company has incurred losses since inception and has an accumulated deficit. The Company has historically financed its operations and met its capital expenditure requirements primarily through sales of its capital stock, issuance of debt and, to a lesser extent, product revenues
     In January 2005, the Company entered into a strategic partnership agreement with Q-Cells AG (“Q-Cells”). The agreement provided for the organization and capitalization of EverQ GmbH (“EverQ”), which is a limited liability company incorporated under the laws of Germany. In November 2005, Q-Cells and the Company entered into an agreement with Renewable Energy Corporation ASA (“REC”), whereby REC acquired from the Company and Q-Cells for 4.7 million Euros, a 15% ownership position in EverQ. REC obtained 11.1% of the outstanding equity of EverQ directly from the Company and 3.9% of the outstanding equity of EverQ directly from Q-Cells. The Company received $4.1 million from REC which resulted in a gain on the sale of EverQ interest of $527,000. In December 2006, REC and Q-Cells purchased additional shares of EverQ, which resulted in a reduction in the Company’s ownership interest in EverQ to one-third and an associated gain on an increase of the Company’s carrying value of its interest in EverQ’s net assets of approximately $8.5 million. In connection with the December 2006 transaction, REC and Q-Cells made an additional capital contribution of approximately 19.6 million Euros in December 2007 resulting in a gain of approximately $9.5 million to the Company. Both the $8.5 million gain and the $9.5 million gain are recorded as adjustments to additional paid-in capital. As a result of the December 2006 purchase, the Company, REC and Q-Cells each have equal ownership in EverQ. In November 2008, EverQ was converted into a German stock corporation and changed its name to Sovello AG (“Sovello”). The purpose of Sovello is to operate facilities to manufacture, market and sell solar products based on the Company’s proprietary wafer manufacturing technology. Sovello has accelerated the availability of wafer, cell and panel manufacturing capacity based on our technology and provided the Company with greater access to the European Union solar market.
     Until December 31, 2008, we marketed and sold all solar panels manufactured by Sovello under the Evergreen Solar brand, and managed customer relationships and contracts related to the sale of Sovello manufactured product. We receive selling fees from Sovello in connection with our sales of Sovello manufactured product and do not report gross revenue or cost of goods sold resulting from the sale of Sovello’s solar panels. For 2008, the Company received a fee of 1.6% of gross Sovello revenue. In addition, the Company receives royalty payments for its ongoing technology contributions to Sovello.
     In September 2007, the Company began constructing its own manufacturing facility in Devens, Massachusetts and began production of solar panels at the this facility during the third quarter of 2008. Upon reaching full production capacity, which the Company expects to take place in the second half of 2009, Devens is expected to be operating at an annual capacity of 160 megawatts, or MW.
     In connection with our expansion plans, since April 2007 we have entered into multi-year silicon supply agreements with four suppliers. Under our silicon supply agreements with DC Chemical Co., Ltd. (or DC Chemical), Wacker Chemie AG (or Wacker), Solaricos Trading, LTD (or Nitol), and Silicium de Provence S.A.S. (or Silpro), we have silicon under contract that provides over 12,000 metric tons of silicon through 2019. During 2009, DC Chemical is expected to provide approximately 65% of our 2009 expected requirements.

     In October 2007, Sovello agreed to license the Company’s new wafer furnace technology, the quad wafer furnace, and the Company and its two Sovello partners approved the construction of Sovello’s third manufacturing facility, Sovello 3, in Thalheim, Germany, which is expected to increase Sovello’s annual production capacity from approximately 100 MW to approximately 180 MW by the second half of 2009. Sovello agreed to pay the Company a royalty based on actual cost savings realized using the quad wafer furnaces in Sovello 3 as compared to dual wafer furnaces used by Sovello’s first two manufacturing facilities, which are in use at Sovello’s two current facilities. The Company and its partners have also agreed to pursue an initial public offering of Sovello’s stock and expand Sovello’s annual production capacity to approximately 600 MW by 2012. If Sovello were to become publicly traded prior to December 31, 2009, REC will supply Sovello an additional supply agreement for silicon to support this planned capacity expansion.
     On December 29, 2008, as part of ongoing efforts to lower overhead costs and reduce overall cash requirements, management committed the Company to a plan to cease production at its pilot manufacturing facility in Marlboro, Massachusetts. Production at the facility ceased on December 31, 2008. Future advanced manufacturing piloting activities will be performed at its Devens manufacturing facility. Almost all of the Marlboro pilot manufacturing facility employees have transferred to the Devens manufacturing facility to fill open positions associated with the second phase of Devens. As a result of the cessation of manufacturing in Marlboro, the Company recorded restructuring costs, principally non-cash charges, of approximately $30.4 million associated with the write-off of manufacturing and development equipment, inventory and leasehold improvements of the Marlboro pilot facility. The Company may also incur occupancy, location restoration and moving costs of approximately $4.0 to $5.0 million during 2009. The Company believes that closing the Marlboro pilot facility and better utilizing existing equipment and facilities at its research and development center and at its Devens manufacturing facility will result in lower overhead costs and reduce overall cash requirements.
     Although the Company’s current business plan indicates it will have adequate liquidity for the foreseeable future, the Company is subject to risks common to companies in the high-technology and alternative energy industry including, but not limited to, the difficulty of successfully developing new technological innovations, competition from a number of qualified and better-funded companies, dependence on key personnel, dependence on key or sole source suppliers for materials, the challenge of protecting of proprietary technology and complying with government regulations
     The Company has incurred net losses from operations and negative cash flow from operations since inception. The Company plans to increase its Devens production significantly in 2009, from 8.5 MW in the fourth quarter of 2008 to approximately 17 MW in the first quarter of 2009, 30 MW in the second quarter, and between 35 MW to 40 MW in both the third and fourth quarters, resulting in annual production of between 125 MW to 130 MW.
     At December 31, 2008, the Company had approximately $178 million of cash, cash equivalents and marketable securities, of which $23 million was due to Sovello that the Company collected as Sovello’s sales agent. Through mid-2009, the completion of the Company’s Devens factory, the first phase of the Midland factory and debt service interest payments will require about $120 million, resulting in a cash balance available to support operations of approximately $35 million.
     The Company has sales contracts for approximately 80 MW of product to be manufactured at its Devens facility for delivery in 2009 at an average selling price of approximately $3.20 (assuming a U.S. dollar/Euro exchange rate of 1.25), which is about 10% less than the Company’s average selling price of about $3.55 in 2008. The Company’s sales plan assumes there should be sufficient market demand to sell the remaining expected Devens manufacturing capacity. The Company expects to moderate its production levels depending on changes in market demands as the year progresses.
     The Company also plans to significantly reduce its manufacturing cost from approximately $3.50 per watt in the fourth quarter of 2008 to approximately $2.00 per watt by the end of 2009, primarily through increased volume and improved yields and cell conversion efficiency.
     The Company believes that its business plan will provide sufficient cash, cash equivalents and marketable securities to fund its planned capital programs, its share of any potential funding requirements related to its investment in Sovello and its operating needs for the next 12 months. While the Company’s business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment, the Company is exposed to particular risks and uncertainties including, but not limited to:
•	possible delays in completion of the Devens plant, budget overruns or failure to meet expected production levels;

•	selling less than approximately 90 MW to 110 MW of Devens manufactured product at an average selling price of $2.90 to $3.10 per watt to credit worthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in the Company’s plan to scale capacity resulting in increased costs that could impair business operations;

•	further weakening of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros; and

•	increased funding requirements for Sovello to complete its third manufacturing facility and achieve its planned manufacturing cost and operating metrics, or to potentially address the loss of any prior or expected government grant funding for Sovello (see Note 5 regarding the Undertaking and how Sovello’s failure to meet its business plan may require the Company to provide additional funding).
     Although the Company’s current business plan indicates it has adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity concerns. Management’s plan with regard to this uncertainty includes, among other actions:
•	continually monitoring its operating results against expectations and, if required, further restrict operating costs and capital spending if events warrant;

•	possibly hedging the Company’s exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse exposure, but there can be no assurance that hedges can be put in place at terms acceptable to us or that such hedging activities will be effective; and

•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement, as is the case with the Company’s current line of credit, supported by the expected significant increase in the Company’s accounts receivable, inventory and overall working capital.
     If adequate capital does not become available if needed on acceptable terms, the Company’s ability to fund operations, further develop and expand its manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below.
BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Operating results of its foreign subsidiary are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. Evergreen Solar has operated as one reportable segment since 2007.

     Through December 19, 2006, the Company owned 64% of Sovello AG (“Sovello”), a joint venture created to develop and operate facilities in Germany, and consolidated the financial statements of Sovello in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result of the Company’s reduction in ownership in Sovello to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of Sovello’s operating results from December 20, 2006 forward in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” Therefore, the Company’s Consolidated Statements of Operations and of Cash Flows include the consolidated results of operations of Sovello through December 19, 2006 and the Company’s one-third share of Sovello net income for the period December 20, 2006 through December 31, 2006 and the years ended December 31, 2007 and 2008. The Company’s Consolidated Balance Sheets at December 31, 2007 and 2008 include the Company’s investment in Sovello as a single line item. The functional currency for Sovello is the Euro.
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
     The Company’s marketable securities are classified as available-for-sale. At December 31, 2007 and 2008, the Company primarily held commercial paper and corporate bonds. All commercial paper is rated A-1/P-1 or higher, corporate bonds A/A2 or higher, and asset backed securities AAA/Aaa. The investments are carried at market value. At December 31, 2007 and 2008, there were unrealized gains of $59,000 and $26,000, respectively, which are reported as part of stockholders’ equity.
     The following table summarizes the Company’s marketable securities as of December 31, 2007, with maturity dates ranging from January 2008 through August 2009 (in thousands):

	Amortized	Unrealized	Fair
	Cost	Gains	Value
Commercial paper	$41,473	$18	$41,491
Corporate bonds	25,770	32	25,802
Asset backed securities	2,973	9	2,982

Marketable Securities	$70,216	$59	$70,275

     The following table summarizes the Company’s marketable securities as of December 31, 2008, with maturity dates ranging from January 2009 through August 2009 (in thousands):

		Unrealized
	Amortized	Gains	Fair
	Cost	(Losses)	Value
Government Obligations	$9,997	$3	$10,000
Commercial paper	44,852	24	44,876
Corporate bonds	21,746	(1)	21,745

Marketable Securities	$76,595	$26	$76,621

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents and foreign exchange contracts, when applicable, with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from distributors and integrators in the solar power industry located throughout the world. The Company performs ongoing credit evaluations of its customers´ financial conditions. The Company generally does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.
     The table below summarizes the Company’s concentration of accounts receivable for the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
% of accounts receivable
Donauer Solartechnik	14%	—	—
NVT, LLC	33%	—	—
SunPower Corporation (formerly PowerLight)	15%	27%	20%
Ralos Vertriebs GmbH	2%	—	13%
Solar City	—	—	14%
AEE Solar	11%	4%	6%
EWS GmbH & Co. KG	8%	10%	4%
Targray	—	13%	—
Top 5 customers	81%	67%	64%
     In addition, since April 2007 we have entered into multi-year silicon supply agreements with four suppliers. Under our silicon supply agreements with DC Chemical, Wacker, Nitol, and Silpro, we have silicon under contract that provides over 12,000 metric tons of silicon through 2019. During 2009, DC Chemical is expected to provide approximately 65% of our 2009 expected requirements.
INVENTORY
     Inventory is valued at lower of cost or market determined on a first-in, first-out basis. Certain factors may impact the net realizable value of the Company’s inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to its cost structure. Estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizable value. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. The Company considers lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.
     During 2007 and 2008, the Company entered into multi-year polysilicon supply agreements with several suppliers, most of which required a prepayment under the contract. These prepayments, which are included on the balance sheet in Prepaid Cost of Inventory, are not refundable and would be difficult to recover if a supplier defaults on its obligations. The amount of prepayments classified as short-term is based upon the value of the silicon contracted to be delivered during the upcoming year.
GUARANTOR ARRANGEMENTS
Letters of Credit
     The Company maintains a letter of credit for the benefit of a landlord of its manufacturing facility in Marlboro, Massachusetts for $414,000, which is required under the terms of the lease and is due to expire upon termination of the lease in 2010. In connection with this arrangement, the Company invested in a certificate of deposit pledged to a commercial bank which was classified as restricted cash in the Company’s 2007 balance sheet. The restriction on the cash has since been released and security for the letter of credit has been provided under the Company’s line of credit.
FIXED ASSETS
     Fixed assets are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the straight-line method over a period of three to seven years for all laboratory and manufacturing equipment, computers, and office equipment, and forty years for the building. The costs for constructing assets are recorded in assets under construction and are depreciated from the date these assets are put to use. For those assets requiring a period of time to get them ready for their intended use, the Company capitalizes a portion of its interest costs as part of the historical cost of acquiring the asset. Leasehold improvements are depreciated over the shorter of the remainder of the lease’s term or the estimated life of the improvements. Upon retirement or disposal, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income or loss.
     Expenditures for repairs and maintenance are expensed as incurred.
IMPAIRMENT OF LONG-LIVED ASSETS
     The Company’s policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that impairment exists, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, the Company has had recurring operating losses and the recoverability of its long-lived assets is contingent upon executing its business plan that includes further reducing its manufacturing costs and significantly increasing sales. If the Company is unable to execute its business plan, the Company may be required to write down the value of its long-lived assets in future periods.

REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
     The Company recognizes product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. The Company currently sells its solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell these products to end users throughout the world. For new customers requesting credit, the Company evaluates creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, the Company evaluates creditworthiness based on payment history and known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by Sovello.
     The Company also evaluates the facts and circumstances related to each sales transaction and considers whether risk of loss has passed to the customer upon shipment. The Company considers whether its customer is purchasing its product for stock, and whether contractual or implied rights to return the product exist or whether its customer has an end user contractually committed. The Company has not offered rights to return its products other than for normal warranty conditions.
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
VALUE-ADDED TAXES
     The Company accounts for foreign value-added taxes on a net basis which excludes the amounts from revenues and costs. Value-added tax receivables and payables are presented net on the balance sheet.
COMPREHENSIVE LOSS
     Other comprehensive loss consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. Other comprehensive income or loss is reflected in the Consolidated Statement of Stockholder’s Equity.
STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” and related interpretations (“SFAS 123R”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of the effective date is recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods. See Note 11 for further information regarding the Company’s stock-based compensation assumptions and expenses.
NET LOSS PER COMMON SHARE
     The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the years ended December 31, 2006, 2007 and 2008 does not include approximately 19.4 million, 19.7 million and 38.2 million potential shares of common stock equivalents outstanding at December 31, 2006, 2007 and 2008, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.
     In connection with the sale of notes on June 26, 2008, the Company entered into a common stock lending agreement with an affiliate of the lead underwriter pursuant to which the Company loaned 30,856,538 shares of its common stock to the affiliate (see Note 10). These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the notes. On September 15, 2008 and October 3, 2008, respectively, the lead underwriter and its affiliate filed for protection under Chapter 11 of the federal Bankruptcy Code. As a result of the bankruptcy filing, the lead underwriter’s affiliate was contractually required to return the shares to the Company. The Company has since demanded the immediate return of all outstanding borrowed shares, however, the shares have not yet been returned. While the Company believes it is exercising all of its legal remedies, it has included these shares in its per share calculation on a weighted average basis due to the uncertainty regarding the recovery of the borrowed shares.
SEGMENT REPORTING
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for reporting information about operating segments. The information in this report is provided in accordance with the requirements of SFAS No. 131 and is consistent with how business results are reported internally to management. The Company currently operates as one segment.
USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are used when accounting for the collectability of receivables, realizability of finished goods inventory, estimated warranty costs, and deferred tax assets. Provisions for depreciation are based on their estimated useful lives using the straight-line method over three to seven years for all laboratory and manufacturing equipment, computers, and office equipment, and forty years for the building. Leasehold improvements are depreciated over the shorter of the remainder of the lease’s term or the life of the improvements. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     Financial instruments, including cash equivalents, marketable securities, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2007 and 2008. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
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
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP No. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP No. APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. The FSP No. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP No. APB 14-1 is effective as of January 1, 2009 and early adoption is not permitted. The Company believes that FSP No. APB 14-1 is applicable to its 2008 Senior Convertible Notes which will primarily result in the recognition of additional interest expense and, as a result, will be reflected in its first quarter 2009 financial statements.
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

3. INVENTORY
     Inventory consisted of the following (in thousands):

	December 31,
	2007	2008
Raw materials	$6,468	$17,928
Work-in-process	1,014	3,910
Finished goods	612	1,662

	$8,094	$23,500

Prepaid cost of inventory	$143,035	$183,889
Less: current portion	—	11,696

Noncurrent portion	$143,035	$172,193

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
     On July 24, 2007, the Company entered into a multi-year polysilicon supply agreement with Wacker Chemie AG (“Wacker”). This supply agreement provides the general terms and conditions pursuant to which Wacker will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in 2010 and continuing through 2018. In connection with the agreement the Company made a payment of approximately 9.0 million Euros to Wacker (approximately $12.5 million at December 31, 2008 exchange rates).
     On October 24, 2007, the Company entered into a multi-year polysilicon supply agreement with Solaricos Trading, LTD. (“Nitol”). This supply agreement provides the general terms and conditions pursuant to which Nitol will supply the Company with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2014. In connection with the agreement the Company made $15.0 million in prepayments to Nitol.
     The above prepayments, which are non-refundable, are presented on the balance sheet in Prepaid Cost of Inventory and will be amortized as an additional cost of inventory as silicon is delivered and utilized by the Company. Prepayments are classified as short-term based upon the value of silicon contracted to be delivered during the next twelve months. The Company carries these prepayments on its balance sheet at cost and periodically evaluates the status of the vendor’s underlying project intended to fulfill the silicon contract.
     On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silicium de Provence S.A.S (“Silpro”). This supply agreement provides the general terms and conditions pursuant to which Silpro will supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company agreed to loan Silpro 30 million Euros (approximately $41.8 million at December 31, 2008 exchange rates) at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time is recorded as an adjustment to the cost of inventory. This loan is presented on the balance sheet as loan receivable from silicon supplier.

4. FIXED ASSETS
     Fixed assets consisted of the following at December 31 (in thousands):

	Useful	December 31,
	Life	2007	2008
Land		$—	$119
Building	40 years	—	97,957
Laboratory and manufacturing equipment	3-7 years	53,323	182,109
Computer and office equipment	3-7 years	1,320	4,594
Leasehold improvements	Lesser of 15 to 20	13,592	16,413
	years or lease term
Assets under construction		67,125	173,353

		135,360	474,545
Less: Accumulated depreciation and fixed asset write-offs		(20,719)	(70,881)

		$114,641	$403,664

     During 2007, the Commonwealth of Massachusetts support program awarded the Company $20.0 million in grants towards the construction of its Devens, Massachusetts manufacturing facility, virtually all of which has been received as of December 31, 2008. The grant has been capitalized as a reduction of the construction costs. The funds granted are subject to repayment by the Company if, among other conditions, the Devens manufacturing facility does not create and maintain 350 new jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs per annum that are not created. Because the Company has the ability and intent to satisfy the obligations under the awards, the grant monies received will be amortized over the same period as the underlying assets to which they relate.
     In conjunction with the closing of the Company’s Marlboro, Massachusetts pilot manufacturing facility on December 31, 2008, it recorded write-offs of leasehold improvements and other related building costs with a net book value of approximately $5.4 million and equipment of approximately $20.9 million. In addition to the closure of Marlboro, the Company incurred charges of approximately $8.0 million to write-off R&D equipment that supported now-obsolete technologies. During 2006, as a result of the Company’s successful introduction of new manufacturing technology, the Company disposed of several pieces of existing equipment in order to replace them with more technologically advanced equipment expected to improve operational performance at its Marlboro facility. Equipment with a net book value of $2.4 million was disposed.
     Depreciation expense for the years ended December 31, 2006, 2007 and 2008 was $9.3 million, $7.4 million and $18.2 million, respectively, exclusive of the write downs noted above.
     As of December 31, 2008, the Company had outstanding commitments for capital expenditures of approximately $60.4 million, primarily for the construction and equipment for its Devens facility and for its new Midland, Michigan facility.
5. INVESTMENT IN SOVELLO AG
     Through December 19, 2006, the Company owned 64% of Sovello and consolidated the financial statements of Sovello in accordance with the provisions of Financial Accounting Standards Board (FASB) FIN 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result of the Company’s reduction in ownership in Sovello to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of Sovello’s operating results from December 20, 2006 forward in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.”

     The financial information for Sovello for the years ended December 31, 2006, 2007 and 2008 is as follows (in thousands):

	For the Years Ended December 31,
	2006	2007	2008
Revenue	$59,295	$193,613	$323,911
Cost of goods sold	51,160	159,781	247,567
Other expenses	9,006	27,320	50,034
Net income (loss)	(871)	6,512	26,310

	As of December 31,
	2007	2008
Current assets	$205,460	$241,871
Non-current assets	350,155	408,347
Current liabilities	141,068	181,550
Non—current liabilities	282,293	318,627
     The European Commission is currently reviewing certain investment grants relating to the construction of the Sovello 1 and Sovello 2 facilities. Grants of approximately 9 million Euros relating to Sovello 1 (which have been received by Sovello) and up to 18 million Euros relating to the combined Sovello 1 and Sovello 2 facilities (which have been earned but are yet to be received) are under review.
     If an unfavorable ruling by the European Commission is received by Sovello, which would require repayment of any grants already received, or if any of the grants earned but not yet received by Sovello are denied payment, then the Company would be obligated to fund its pro-rata share of the lost grant amounts through further loans or equity contributions. Sovello believes that it qualified for the investment grants and continues to challenge the European Commission’s assertions. Accordingly, Sovello has not recorded any repayment provisions in its financial statements for the year ended December 31, 2008. Sovello and its shareholders, including the Company, agree with Sovello’s position on the matter.
     As of December 31, 2008, Sovello is in violation of one of its bank loan financial covenants. The financial covenant violation allows the bank to exercise its termination rights and call the loan. However, the bank has temporarily waived the financial covenant violation and is currently negotiating with Sovello and its shareholders to amend the loan agreement. In accordance with an Undertaking made to the bank syndicate by the Company, the Company could be required to provide its pro rata share of any additional funding required to complete Sovello 3 under certain circumstances. Based on the current negotiation with the bank, the Company anticipates providing additional funds to Sovello in the form of a loan or additional equity investment. If the Company, Sovello, and Sovello’s other shareholders cannot obtain an amendment to Sovello’s loan agreement, this could adversely impact Sovello’s liquidity, require the Company to make additional investments in Sovello and potentially impact the Company’s net realizable value of its investment in Sovello.
Evergreen Solar Loans to Sovello
     In January 2007, the Company, REC and Q-Cells entered into a new shareholder loan agreement with Sovello. Under the terms of the shareholder loan agreement, Sovello repaid all outstanding shareholder loans at that time, plus accrued interest, in exchange for a new shareholder loan of 30 million Euros from each shareholder. In addition, the Company, REC and Q-Cells entered into two additional shareholder agreements with Sovello in June 2008 and December 2008. The June 2008 agreement was for a total of approximately 11.7 million Euros from each shareholder with the Company’s share denominated in U.S. dollars. The December 2008 agreement was for a total of approximately 8.0 million Euros from each shareholder with the Company’s share denominated in U.S. dollars of which half was advanced as of December 31, 2008. The table below summarizes the principal and terms of the Company’s share of these outstanding loans as of December 31, 2008:

Date of Loan	Principal (EUR)	Principal (USD)	Interest Rate	Original Date Due
January 25, 2007	€30,000,000	$41,757,000	5.43%	December 31, 2009	*
June 26, 2008	€—	$18,174,000	6.71%	December 31, 2009	*
December 22, 2008	€—	$5,600,000	6.00%	June 30, 2010	*

*	Due upon the earlier of the completion of an initial public offering or other liquidity event generating sufficient cash to repay the loan.
6. LONG TERM DEBT
Subordinated Convertible Notes
     On June 29, 2005, the Company issued Convertible Subordinated Notes (“Notes”) in the aggregate principal amount of $90.0 million with interest on the Notes semiannually at the annual rate of 4.375%. The Company received proceeds, net of offering costs, of $86.9 million a portion of which was used to increase research and development spending on promising next generation technologies, to explore further expansion opportunities and to fulfill its commitments with Sovello. On July 7, 2008, the Company announced that it had requested U.S. Bank National Association, a trustee under the indenture, to issue a notice of redemption to holders of the Notes to redeem on July 22, 2008 (the “Redemption Date”) all outstanding Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the Redemption Date. All of the notes were converted to common stock of the Company and the Company issued 12,178, 607 shares of common stock to the note holders on July 22, 2008.
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
The Senior Notes bear interest at the rate of 4% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2009, with an effective interest cost of approximately 4.4%. The Senior Notes will mature on July 15, 2013 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The Senior Notes will not be redeemable at the Company’s option prior to the stated maturity date. If certain fundamental changes occur at any time prior to maturity, holders of the Senior Notes may require the Company to repurchase their Senior Notes in whole or in part for cash equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Company’s Senior Notes is estimated based on quoted market prices which were trading at an average of approximately 33% of par value as of December 31, 2008, or approximately $123.3 million.

At maturity and upon certain other events, including a change of control and when the trading price of the Company’s common stock exceeds 130% of the then effective conversion price, the Senior Notes are convertible into cash up to their principal amount and shares of the Company’s common stock for the remainder, if any, of the conversion value in excess of such principal amount at the initial conversion rate of 82.5593 shares of common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $12.1125 per share). Subject to certain exceptions and limitations, the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading at the conversion price of $12.1125 (or lower) would receive $1,000 (or less) in cash, and the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading above the conversion price of $12.1125 would receive $1,000 in cash and shares of the Company’s common stock to the extent that the market value of the Company’s common stock multiplied by the conversion rate, which is initially 82.5593, exceeds $1,000. If a non-stock change of control occurs and a holder elects to convert Senior Notes in connection with such non-stock change of control, such holder may be entitled to an increase in the conversion rate. The conversion rate may also be adjusted under certain other circumstances, including, but not limited to, the issuance of stock dividends and payment of cash dividends. In accordance with EITF 90-19 “Convertible Bonds with Issuer Option to Settle Cash Upon Conversion and the subsequent guidance in EITF 03-07, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, the Senior Notes have been accounted for like traditional convertible debt, with no bifurcation of the conversion feature recognized as a separate asset or liability.
For years ended December 31, 2006, 2007 and 2008, the Company recorded approximately $3.6 million, $3.0 million and $9.4 million, respectively, in combined interest expense associated with its Senior Notes and Notes prior to their redemption, and capitalized interest of approximately $350,000, $983,000 and $5.0 million, respectively.
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
The capped call transaction was designed to reduce the potential dilution resulting from the conversion of the Senior Notes into shares of common stock, and effectively increase the conversion price of the Senior Notes for the Company to $19.00 per share from the actual conversion price to the note holders of $12.11 per share. The total premium to be paid by the Company for the capped call was approximately $68.1 million, of which $39.5 million was paid contemporaneously with the closing of the Senior Notes offering and the remaining $28.6 million was required to be paid in nine equal semi annual installments beginning January 15, 2009. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the capped call instrument has been classified as equity and therefore the up-front capped call premium plus the present value of the future installments were recorded in additional paid-in capital. As this instrument does not qualify as a derivative under FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, it will not be subject to mark to market adjustments in future periods.
On September 15, 2008 and October 3, 2008, respectively, the lead underwriter and its affiliate, filed for protection under Chapter 11 of the federal Bankruptcy Code, each an event of default under the transaction. As a result of the default, the affiliate is not expected to perform its obligations if such obligations were to be triggered and the Company’s obligations under the agreement have been suspended. The Company believes it has the right to terminate the Capped Call based on the defaults that occurred. Accordingly the remaining premium liability under the Capped Call was reversed against equity.
In connection with the sale of the Senior Notes, the Company also entered into a common stock lending agreement (see Note 10 Common Stock Lending Agreement).

7. LINE OF CREDIT
     On October 16, 2008, the Company entered into a Loan and Security Agreement with a bank for a credit facility that provides for a $40 million secured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on its behalf, and includes a foreign exchange sublimit and a cash management services sublimit. This credit facility replaces a $25 million secured revolving line of credit which matured on July 4, 2008. The interest rates on borrowings under the line of credit will be calculated by reference to the bank’s prime rate and will depend on maintenance by the Company of certain amounts of cash at the bank. The credit facility matures on October 16, 2010, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. As of December 31, 2008, there were approximately $3.0 million of outstanding letters of credit. As collateral and support for the loans to be made under the credit facility, the Company pledged controlling interests in its domestic subsidiaries to the bank, and the Company’s domestic subsidiaries have made unconditional guaranties of the Company’s indebtedness and entered into security agreements with the bank.
     The credit facility contains a financial covenant requiring the Company to maintain during the term of the credit facility a combination of cash and available borrowing base under the line of at least $80 million, including at least $40 million in cash in an account with the bank. The credit facility also contains certain other restrictive loan covenants, including covenants limiting the Company’s ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. The Company was in compliance with these covenants at December 31, 2008.
     The credit facility contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, a material adverse change default, and events constituting a change of control. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the credit facility.
8. GUARANTOR ARRANGEMENTS
The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
Product Warranty
     Our current standard product warranty includes a five-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. When we recognize revenue, we accrue a liability for the estimated future costs of meeting our warranty obligations. We make and revise this estimate based on the number of solar panels shipped and our historical experience with warranty claims. During 2008, we re-evaluated potential warranty exposure as a result of the substantial increase in production volumes at our Devens, Massachusetts manufacturing facility. As such, we increased our estimated future warranty costs to approximately $1.2 million as of December 31, 2008.
     We engage in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of our product and reduce our warranty exposure. Our warranty obligation will be affected not only by our product failure rates, but also the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If our actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

     The following table summarizes the activity regarding the Company’s warranty accrual for the years ended December 31, 2007 and 2008, respectively (in thousands):

	2007	2008
Balance at beginning of year	$705	$705
Warranty costs accrued	58	585
Warranty costs incurred	(58)	(108)

Balance at end of year	$705	$1,182

Sovello Debt Guarantee
On April 30, 2007, the Company, Q-Cells and REC entered into a Guarantee and Undertaking Agreement in connection with Sovello entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement provides Sovello with aggregate borrowing availability of up to 142.0 million Euros. Pursuant to the Guarantee, the Company, Q-Cells and REC each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of Sovello’s repayment obligations under the loan agreement. At December 31, 2007 the Company had $41 million deposited in a Deutsche Bank AG account fulfilling its obligation under the Guarantee, which was classified as restricted cash on the balance sheet. Effective September 30, 2008 the Guarantee and associated restriction on the Company’s $41 million of cash deposited with Deutsche Bank AG were released.
9. FAIR VALUE MEASUREMENTS
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
     In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

Fair Value Measurements
Year ended December 31, 2008

		Quoted Prices	Using Significant	Using Significant
	Total	in Active	Other Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Money markets	$65,599	$65,599	$—	$—
Government obligation	10,000	—	10,000	—
Marketable securities	66,621	—	66,621	—
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
10. STOCKHOLDER’S EQUITY
     The Company has two classes of capital stock: common and preferred. As of December 31, 2007, the Company had 150,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. At the Company’s annual meeting of stockholders on June 18, 2008, the stockholders approved a resolution increasing the number of authorized shares of common stock from 150,000,000 to 250,000,000, the amount reflected on the Company’s balance sheet as of December 31, 2008. In addition, 1,500,000 shares were authorized for future issuance under the Company’s 2000 Stock Option and Incentive Plan. At December 31, 2008, 12,150,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and approximately 467,000 shares were reserved for issuance upon conversion of outstanding warrants from a June 2004 warrant agreement.
     On April 17, 2007, the Company entered into a multi-year polysilicon supply agreement with DC Chemical Co., Ltd. (“DC Chemical”) under which DC Chemical will supply the Company with polysilicon at fixed prices which began in late 2008 and continuing through 2014. Concurrent with the execution of the supply agreement, DC Chemical purchased 3.0 million shares of the Company’s common stock at the then current market value. In addition the company issued and additional 10.75 million shares of transfer restricted common stock. The restrictions on the common stock will lapse upon the delivery of 500 metric tons of silicon to the Company by DC Chemical. Issuance of the restricted shares represented a prepayment of inventory cost valued at approximately $119.9 million, based on the issuance date market price of the Company’s common shares adjusted for a discount to reflect the transfer restriction, and will be amortized as an additional cost of inventory as silicon is delivered by DC Chemical and utilized by the Company. When the transfer restriction on these shares lapse, the Company will record an additional cost of inventory equal to the value of the discount associated with the restriction at that time.
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
     On February 15, 2008, the Company closed a public offering of 18.4 million shares of its common stock, which included the exercise of an underwriters option to purchase 2.4 million additional shares. The shares of common stock were sold at a per share price of $9.50 (before underwriting discounts). The net proceeds to the company from the public offering were approximately $166.7 million.
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

11. STOCK BASED COMPENSATION
     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123—(revised 2004) “Share-Based Payment” (“SFAS 123R”). The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations under SFAS 123R (in thousands):

	For the Years ended December 31,
	2006	2007	2008
Cost of revenue	$420	$617	$1,214
Research and development expenses	1,562	1,633	1,538
Selling, general and administrative expenses	3,080	4,008	3,548
Facility start-up	—	124	946

	$5,062	$6,382	$7,246

     Stock-based compensation costs capitalized as part of the construction costs of the Company’s Devens manufacturing facility were approximately $25,000 and $447,000 for the years ended December 31, 2007 and 2008, respectively.
Stock Incentive Plans
     The Company is authorized to issue up to 12,150,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 2,197,996 shares are available and reserved for future issuance or future grant as of December 31, 2008. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All options granted will expire ten years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.

     Stock option activity under the 2000 Plan is summarized as follows:

		Average
	Shares	Exercise Price
	(in thousands)
Outstanding at January 1, 2006	6,050	$3.15
Granted	643	14.42
Exercised	(988)	2.51
Forfeited	(396)	12.05

Outstanding at December 31, 2006	5,309	4.20
Granted	16	10.63
Exercised	(1,031)	3.20
Forfeited	(109)	6.02

Outstanding at December 31, 2007	4,185	4.43
Granted	—	—
Exercised	(442)	2.38
Forfeited	(55)	6.44

Outstanding at December 31, 2008	3,688	$4.65

     The following table summarizes information about stock options outstanding at December 31, 2008:

			Options Outstanding		Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
		(in thousands)			(in thousands)
$0.87	$1.60	37	4.22	$1.49	37	$1.49
1.61	1.61	1,638	4.94	1.61	1,638	1.61
1.68	2.40	483	4.88	2.12	483	2.12
2.45	5.00	379	5.15	3.65	339	3.53
5.27	7.30	480	6.10	7.01	372	6.99
7.59	13.39	278	6.61	9.83	247	9.92
13.97	13.97	7	7.07	13.97	4	13.97
14.00	14.00	35	1.84	14.00	35	14.00
15.09	15.09	335	7.15	15.09	167	15.09
19.00	19.00	16	1.84	19.00	16	19.00

		3,688	5.39	$4.65	3,338	$4.00

     The aggregate intrinsic value of outstanding options as of December 31, 2008 was $3.2 million. The aggregate intrinsic value of outstanding options as of December 31, 2007 was $53.8 million, of which $47.3 million relates to options that were vested. The aggregate intrinsic value of outstanding options as of December 31, 2006 was $22.0 million, of which $14.9 million relates to options that were vested. The intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 were approximately $10.2 million, $11.5 million and $4.3 million, respectively. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2007 was $9.39 and no options were granted during 2008. As of December 31, 2008, there was $1.7 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. Total cash received for the exercise of stock options was $2.5 million, $3.3 million and $1.0 million for the years ended December 31, 2006, 2007 and 2008, respectively.
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted for the fiscal years ended December 31, 2006 and 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2006	2007
Expected options term (years)	6.25	6.25
Risk-free interest rate	4.9%-5.1%	5.1%
Expected dividend yield	None	None
Volatility	130%	155%

     The Company’s expected option term assumption was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options. The expected stock volatility factor was determined using historical daily price changes of the Company’s common stock. The Company bases the risk-free interest rate that is used in the stock option valuation model on U.S. Treasury securities issued with maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. There were no options granted for the year ended December 31, 2008.
     The Company values restricted stock units and restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures. Restricted stock activity is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding at January 1, 2006	100	$10.42
Granted	1,116	14.45
Vested	(32)	8.75
Forfeited	(55)	14.45

Outstanding at December 31, 2006	1,129	14.25
Granted	1,986	9.39
Vested	(133)	10.45
Forfeited	(145)	14.39

Outstanding at December 31, 2007	2,837	11.02
Granted	696	9.21
Vested	(339)	8.12
Forfeited	(62)	10.64

Outstanding at December 31, 2008	3,132	$10.94

     For the year ended December 31, 2008, included in grants of restricted shares are 696,000 shares of the Company’s common stock with a fair value of $6.4 million that were granted to employees, and which vest over a four year period.
     Included in the outstanding restricted shares are 1.6 million shares of performance-based restricted stock. The Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers in February 2007 and 100,000 to an executive officer in July 2007, all of which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of the joint venture, achieved in one fiscal year prior to January 1, 2012. Also, in February 2006, the Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers, of which 100,000 shares have since been cancelled due to an employee termination, which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the

Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of the joint venture, achieved in one fiscal year prior to January 1, 2011. The Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $18.2 million of compensation expense associated with these performance-based awards if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.
     The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of December 31, 2008 was $10.0 million. During the years ended December 31, 2006, 2007 and 2008, approximately 32,000, 133,000 and 339,000 shares of restricted stock vested, respectively, with an aggregate vest-date fair value of approximately $280,000, $1.4 million and $2.8 million, respectively.
     As of December 31, 2008, there was $12.2 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the Company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 2.4 years.
12. FACILITY START-UP COSTS
     In preparing for the operation of its Devens, Massachusetts facility and its Midland, Michigan facility, the Company incurred start-up costs of approximately $1.4 million and $30.6 million for the years ended December 31, 2007 and 2008, respectively. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with preparing and qualifying these facilities for production. Construction on the facility in Devens began in September 2007 with the first solar panels produced late in the third quarter of 2008. Construction on the facility in Midland began during the third quarter of 2008 with production scheduled to begin during the second half of 2009.
13. RESTRUCTURING CHARGES
On December 31, 2008, the Company ceased production at its Marlboro pilot manufacturing facility as part of its restructuring plan to lower overhead costs and reduce overall cash requirements. Ongoing R&D activities will continue to be performed at its research and development facility in Marlboro and advanced manufacturing piloting activities will be performed at its Devens manufacturing facility with little or no impact to overall production capacity. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility to fill open positions associated with its second phase. The charges recorded were comprised primarily of leasehold improvements and other related building costs of $5.4 million, equipment of approximately $20.9 million, inventory and spare parts of $3.9 million, and salaries and personal costs related associated with severance of approximately $0.2 million.
14. INCOME TAXES
     Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the following for the years ended December 31 (in thousands):

	2006	2007	2008
Income tax benefit at US federal statutory tax rate	$(9,068)	$(5,696)	$(28,878)
State income taxes, net of federal tax effect	(1,844)	(1,160)	(9,503)
Permanent items	1,409	1,188	938
Other items – tax credits, expiration of NOL’s, other	(8,112)	(207)	(288)
Change in deferred tax asset valuation allowance	17,615	5,875	37,731

	$—	$—	$—

     As of December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $148.8 million and $105.9 million, respectively, available to reduce future taxable income which begin to expire in 2009. In addition, the Company has excess tax deductions related to equity compensation of approximately $24.4 million of which the benefit will be realized when it results in a reduction of taxable income in accordance with SFAS 123R. The Company also had federal and state research and development tax credit carryforwards of approximately $3.1 million and $1.3 million, respectively, which begin to expire in 2018 and state Investment Tax Credit carryforwards of approximately $7.8 million which began to expire in 2009, available to reduce future tax liabilities.
     Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which can be used in future years.
     Management of the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset.
     Deferred tax assets consist of the following at December 31, 2007 and 2008, respectively (in thousands):

	2007	2008
Gross deferred tax assets
Net operating loss carryforwards	$35,777	$57,265
Tax credit carryforwards	2,771	7,322
Capitalized R&D expenses	14,856	18,044
Accrued expenses and deferred compensation	3,347	4,882
Basis difference in synthetic debt	—	14,876
Other, net	—	3,050

Total gross deferred tax assets	56,751	105,439

Less: gross deferred tax liabilities
Depreciation	(4,301)	(1,626)
Basis difference in Sovello AG investment in foreign partnership	(8,504)	(7,692)
Other, net	(556)	—
Deferred tax asset valuation allowance	(43,390)	(103,813)

Net deferred tax liability	$—	$(7,692)

     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. The Company has approximately $1.7 million of reserves related to uncertain tax positions on research and development tax credits as of December 31, 2008.  The Company is in the process of completing a study of its research and development tax credits which could result in additional changes to these credits.  Since a full valuation allowance has been provided against these carryforwards, any adjustment to the carryforwards upon completion of the study would be offset by a corresponding reduction to the valuation allowance.

     A reconciliation of the Company’s gross changes to uncertain tax positions from January 1, 2008 through December 31, 2008 is as follows (in thousands):

Balance at January 1, 2008	$—
Additions based on current year tax positions	141
Additions based on prior year tax positions	1,854
Reductions based on prior year tax positions	—
Settlements	—

Balance at December 31, 2008	$1,995

     Interest and penalties charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. At December 31, 2007 and December 31, 2008 the Company did not have any interest or penalties accrued related to uncertain tax positions. In many cases, the Company’s uncertain tax position are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
     As a result of additional investments made in Sovello by the Company’s strategic partners in 2006 and 2007, the Company has recorded a deferred income tax liability of $7.4 million associated with the gains recognized from these additional investments, in addition to cumulative translation adjustments. The corresponding amounts are included in shareholders equity. Certain of these amounts should have been recorded with the corresponding gains recorded in 2006 and 2007. Management has concluded that the impact of these adjustments on the current and prior periods is immaterial.
15. SEGMENT INFORMATION
     The Company currently operates as one segment. For the year ended December 31, 2006, the Company had two reportable operating segments: Evergreen Solar, Inc. and Sovello AG. The chief operating decision maker evaluated performance based on a number of factors, the primary measure being product revenue and gross profit. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker. The initial purpose of Sovello was to develop and operate facilities to manufacture solar products based on the Company’s proprietary wafer manufacturing technology using fabrication processes that combine the Company’s, Q-Cells’ and REC’s manufacturing technologies. Evergreen Solar develops, manufactures and markets solar power products enabled by its proprietary technology.
Segment Revenue and Gross Profit
     Reportable segment information for the year ended December 31, 2006 was as follows (in thousands):

	Evergreen
	Solar, Inc.	Sovello AG	Eliminations	Total
Revenue	$101,303	54,535	(52,692)	$103,146
Gross profit	2,681	9,261	—	11,942
Operating loss	(29,443)	(422)	—	(29,865)
Net loss	(25,160)	(2,358)	849	(26,669)

Other supplemental information
Interest Income	5,659	291	(1,337)	4,613
Interest expense	4,032	3,389	(1,337)	6,084
Depreciation expense	5,136	4,175	—	9,311
Amortization of deferred grant credits	—	2,004	—	2,004

Geographic and Customer Concentration of Revenue Information
     Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenue:

	For the Years Ended December 31,
	2006	2007	2008
By geography:
United States	37%	82%	58%
Germany	48%	7%	28%
Spain	13%	—	7%
All other	2%	11%	7%

	100%	100%	100%

By customer:
SunPower Corporation	10%	31%	31%
Ralos Verriebs GmbH	10%	1%	15%
SunEdison	—	14%	2%
groSolar	6%	12%	4%
Donauer Solartechnik	13%	1%	—
All other	61%	41%	48%

	100%	100%	100%

16. RELATED PARTY TRANSACTIONS
     In the normal course of business, the Company purchases silicon from REC and DC Chemical under existing supply agreements. For the years ended December 2007 and 2008, the Company purchased silicon from REC for approximately $3.0 million and $2.6 million, respectively. For the year ended December 31, 2008 the Company purchased silicon from DC Chemical for approximately $9.2 million. As of December 31, 2007 and 2008, the Company had nothing outstanding to REC. As of December 31, 2007 and 2008, the Company had $0 and $1.3 million outstanding to DC Chemical, respectively.
     The Company receives fees from Sovello for its marketing and sale of Sovello panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to Sovello, which combined totaled approximately $11.5 million and $16.7 million for the years ended December 31, 2007 and 2008, respectively. The Company also receives payments from Sovello as a reimbursement of certain research and development and other support costs it incurs that benefit Sovello. For the years ended December 31, 2007 and 2008, the Company earned $1.9 million and $384,000, respectively, from Sovello for reimbursement of research and development costs and other support costs. In addition, during the normal course of operations, the Company may buy or sell materials from/to Sovello. For the years ended December 31, 2007 and 2008, the Company purchased $6.7 million and $280,000 in materials from Sovello, respectively, and sold $88,000 and $425,000 in materials to Sovello, respectively. At December 31, 2007 and 2008 amounts due from Sovello of $4.3 million and $1.9 million, respectively, and amounts due to Sovello of $29.6 million and $22.8 million, respectively, are included on the Company’s balance sheet.
17. EMPLOYEE STOCK PURCHASE PLAN
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
     During the year ended December 31, 2008, employees paid the company approximately $621,000 to purchase approximately 110,000 shares of common stock and the Company recognized approximately $521,000 of compensation expense related to this ESPP activity. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes valuation model. As of December 31, 2008, there were approximately 222,000 shares issued under the ESPP since its inception and approximately 278,000 shares of common stock available and reserved for future issuance or future grant under the ESPP.
18. WARRANTS
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
     In connection with the Company’s Common Stock Private Placement consummated on June 21, 2004, the Company issued warrants to purchase up to 2,298,851 shares of its common stock to the investors participating in the financing as well as a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant are identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The warrants entitle the holders to shares of the Company’s common stock at an exercise price of $3.34. The warrants are exercisable at any time prior to June 22, 2009. During the period ended December 31, 2008, no holders of warrants associated with the Company’s Common Stock Private Placement exercised their warrants to purchase shares of the Company’s common stock.
19. EMPLOYEES’ SAVINGS PLAN
     The Company established a 401(k) plan in 1996 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. The Company’s 401(k) plan provides a matching contribution of 100% of participating employee contributions, up to a maximum of $750 per year. The Company made matching contributions of $110,000, $144,000 and $219,000 to participating employees during the fiscal years ended December 31, 2006, 2007, and 2008, respectively.

20. COMMITMENTS
LEASES
     On March 13, 2000, the Company entered into a ten-year lease commencing July 1, 2000, for office and manufacturing space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $464,000 in the first year to $534,000 during the last year of the lease. The Company recognizes rent expense using a straight-line convention. Rent is payable on the first day of each month and was collateralized by a $414,000 standby letter of credit. In connection with this arrangement, the Company invested in a certificate of deposit pledged to a commercial bank. This certificate of deposit was classified as “restricted cash” on the December 31, 2007 balance sheet. During 2008 the restriction on the cash was released as security for the letter of credit has now been provided under the Company’s line of credit.
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
     The following is a schedule, by year, of future minimum rental payments required under all leases that have remaining non-cancelable lease terms in excess of one year as of December 31, 2008 (in thousands):

2009	$3,191
2010	2,189
2011	1,020
2012	892
2013	361
Thereafter	—

Total	$7,653

     Occupancy expense, which includes rent, property taxes, and other operating expenses associated with all of the Company’s Marlboro locations, was $1.3 million, $1.4 million and $1.5 million for the years ended December 31, 2006, 2007, and 2008, respectively.

OTHER COMMITMENTS
     As of December 31, 2008, the Company had outstanding commitments for capital expenditures of approximately $60.4 million, expected to be fulfilled in 2009, primarily for the construction and equipment for its Devens facility and equipment for its new Midland facility. Additionally, the Company had approximately $752.8 million in commitments for raw material purchases over the next 11 years as of December 31, 2008.
21. UNAUDITED QUARTERLY RESULTS
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
QUARTERLY STATEMENT OF OPERATIONS
(In thousands, except per share data)
Unaudited

	Mar 31,	Jun 30,	Sept 29,	Dec 31,	Mar 29,	Jun 28,	Sept 27,	Dec 31,
	2007	2007	2007	2007	2008	2008	2008	2008
Revenues:
Product	$12,627	$13,407	$15,383	$16,917	$18,259	$18,118	$17,803	$41,065
Royalty and fee	1,471	1,985	2,807	5,269	4,688	4,638	4,264	3,124

Total revenues	14,098	15,392	18,190	22,186	22,947	22,756	22,067	44,189
Cost of revenues	11,269	11,952	13,660	15,957	15,231	14,863	20,820	42,159

Gross profit (loss)	2,829	3,440	4,530	6,229	7,716	7,893	1,247	2,030

Operating expenses:
Research and development	5,224	5,144	5,381	4,845	4,943	5,887	5,541	5,668
Selling, general and administrative	4,740	5,536	5,079	5,253	4,992	5,894	6,174	6,808
Equipment write-offs	—	—	—	—	—	—	—	8,034
Facility start-up	—	—	358	1,046	3,419	8,573	8,956	9,675
Restructuring charges	—	—	—	—	1,862	2,708	2,709	23,134

Total operating expenses	9,964	10,680	10,818	11,144	15,216	23,062	23,380	53,319

Operating loss	(7,135)	(7,240)	(6,288)	(4,915)	(7,500)	(15,169)	(22,133)	(51,289)

Other income (expense), net
Foreign exchange gains (losses), net	599	145	(133)	(167)	3,814	(158)	(5,017)	(2,717)
Interest income	1,250	2,160	3,268	3,096	3,027	2,735	4,242	2,691
Interest expense	(909)	(927)	(914)	(662)	(316)	(46)	(2,500)	(3,034)

Other income (expense), net	940	1,378	2,221	2,267	6,525	2,531	(3,275)	(3,060)

Loss before minoritiy interest and equity income	(6,195)	(5,862)	(4,067)	(2,648)	(975)	(12,638)	(25,408)	(54,349)
Minority interest in Sovello AG	—	—	—	—	—	—	—	—
Equity income (loss) from interest in Sovello AG	(24)	(1,646)	404	3,436	950	3,716	1,558	2,211

Net income (loss)	$(6,219)	$(7,508)	$(3,663)	$788	$(25)	$(8,922)	$(23,850)	$(52,138)

Net income (loss) per share:
Basic	$(0.09)	$(0.09)	$(0.04)	$0.01	$(0.00)	$(0.08)	$(0.18)	$(0.32)
Diluted	$(0.09)	$(0.09)	$(0.04)	$0.01	$(0.00)	$(0.08)	$(0.18)	$(0.32)

Weighted average shares used in computing basic and diluted net income (loss) per share:
Basic	67,001	82,562	98,343	98,802	108,816	118,327	132,034	161,678
Diluted	67,001	82,562	98,343	102,656	108,816	118,327	132,034	161,678

22. VALUATION AND QUALIFYING ACCOUNTS
The following table sets forth activity in the Company’s valuation and qualifying accounts (in thousands):

	Balance at
	beginning	Charged to		Balance at
Description	of period	operations	Deductions	end of period
Year ended December 31, 2006
Reserves and allowances deducted from assets accounts:
Income tax valuation allowance	$28,946	10,227	3,621	$42,794
Allowance for doubtful accounts	65	35	—	100

Year ended December 31, 2007
Reserves and allowances deducted from assets accounts:
Income tax valuation allowance	42,794	5,875	(5,279)	43,390
Allowance for doubtful accounts	100	(1)	(14)	85

Year ended December 31, 2008
Reserves and allowances deducted from assets accounts:
Income tax valuation allowance	43,390	37,731	22,692	103,813
Allowance for doubtful accounts	85	(5)	—	80

Schedule 1 — Condensed Financial Information of the Registrant
Condensed Statement of Operations
(In thousands, except per share data)

For the Year
Ended
December 31,
2006
Product revenues	$44,866
Cost of revenues	42,184

Gross profit	2,682

Operating expenses:
Research and development	17,109
Selling, general and administrative	16,339
Loss on disposal of fixed assets	1,526

Total operating expenses	34,974

Operating loss	(32,292)
Other income, net	3,787
Equity income from interest in Sovello AG	495

Net loss	$(28,010)

Net loss per share (basic and diluted)	$(0.43)

Weighted average shares used in computing basic and diluted net loss per share	65,662

Schedule 1 — Condensed Financial Information of the Registrant
Condensed Statement of Cash Flows
(In thousands)

For the Year
Ended
December 31,
2006
Net cash used in operating activities	$(17,431)
Net cash used in investing activities	(21,936)
Net cash provided by financing activities	16,277

Net decrease in cash and cash equivalents	(23,090)
Cash and cash equivalents at beginning of year	29,918

Cash and cash equivalents at end of year	$6,828

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 2nd day of March, 2009, thereunto duly authorized.

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

Name	Title	Date
/s/ RICHARD M. FELDT Richard M. Feldt	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 2, 2009

/s/ MICHAEL EL-HILLOW Michael El-Hillow	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 2, 2009

/s/ ALLAN H. COHEN	Director	March 2, 2009
Allan H. Cohen

/s/ EDWARD C. GRADY	Director	March 2, 2009
Edward C. Grady

/s/ DR. PETER W. COWDEN	Director	March 2, 2009
Dr. Peter W. Cowden

/s/ TOMMY CADWELL	Director	March 2, 2009
Tommy Cadwell

/s/ DR. SUSAN F. TIERNEY	Director	March 2, 2009
Dr. Susan F. Tierney

EXHIBIT INDEX

Number	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(1)	Second Amended and Restated By-laws (Exhibit 3.3)

3.3(2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant (Exhibit 4.4)

3.4(3)	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (Exhibit 3.4)

3.5(4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Exhibit 3.1)

4.1(5)	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Exhibit 4.1)

4.2(5)	First Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Exhibit 4.2)

4.3(5)	Form of 4% Senior Convertible Note due 2013 (Exhibit 4.2)

4.4(1)	Specimen Certificate for Shares of the Registrant’s Common Stock (Exhibit 4.1)

10.1(1)§	1994 Stock Option Plan (Exhibit 10.1)

10.2(4)§	Amended and Restated 2000 Stock Option and Incentive Plan (Exhibit 10.1)

10.3§	First Amendment to Amended and Restated 2000 Stock Option and Incentive Plan

10.4(6)§	Amended and Restated 2000 Employee Stock Purchase Plan (Exhibit 99.2)

10.5(4)§	First Amendment to Amended and Restated 2000 Employee Stock Purchase Plan (Exhibit 10.2)

10.6(1)	Lease Agreement between the Registrant and W9/TIB Real Estate Limited Partnership, dated January 31, 2000, as amended (Exhibit 10.5)

10.7(1)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers (Exhibit 10.9)

10.8(7)	Stock and Warrant Purchase Agreement, dated June 16, 2004 (Exhibit 10.1)

10.9(7)	Warrant Agreement, dated June 21, 2004 (Exhibit 10.2)

Number	Description

10.10(7)	Form of Warrants (Exhibit 10.3)

10.11(7)	Registration Rights Agreement, dated June 21, 2004 (Exhibit 10.4)

10.12(8)	Registration Rights Agreement by and between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers, dated June 29, 2005 (Exhibit 10.21)

10.13(9)†	Amended and Restated License and Technology Transfer Agreement by and between the Registrant and Sovello AG (f/k/a EverQ GmbH)(“Sovello”), dated September 29, 2006 (Exhibit 10.18)

10.14(10)	Stock Purchase Agreement by and between the Registrant and DC Chemical Co., Ltd. (“DC Chemical”), dated April 17, 2007 (Exhibit 10.1)

10.15(10)	Stockholders Agreement by and between the Registrant and DC Chemical, dated April 17, 2007 (Exhibit 10.2)

10.16(11)†	Supply Agreement by and between the Registrant and DC Chemical, dated April 17, 2007 (Exhibit 10.3)

10.17(12)	Addendum to the Amended and Restated License and Technology Transfer Agreement between the Registrant and Sovello, dated April 30, 2007 (Exhibit 10.2)

10.18(13)†	Supply Agreement between the Registrant and Wacker Chemie AG, effective as of August 31, 2007 (Exhibit 10.1)

10.19(14)†	Supply Agreement between the Registrant and Solaricos Trading Ltd., dated as of October 24, 2007 (Exhibit 10.34)

10.20(14)†	Memorandum of Understanding by and among the Registrant, Sovello, Q-Cells and REC, dated as of October 25, 2007 (Exhibit 10.35)

10.21(14)	Lease Agreement between the Registrant and the Massachusetts Development Finance Agency (“MDFA”), dated November 20, 2007 (Exhibit 10.36)

10.22(14)	Project Grant Agreement between the Registrant and MDFA, dated November 20, 2007 (Exhibit 10.37)

10.23(14)	Project Grant Agreement between the Registrant and Massachusetts Technology Park Corporation, dated November 20, 2007 (Exhibit 10.38)

10.24(14)†	Agreement for the Sale and Purchase of Solar Grade Silicon between the Registrant and Silicium de Provence S.A.S. (“Silpro”), dated December 7, 2007 (Exhibit 10.39)

10.25(14)	Subordinated Loan Agreement between the Registrant and Silpro, dated December 7, 2007 (Exhibit 10.40)

10.26(14)†	Supply Agreement by and between the Registrant and DC Chemical, dated January 30, 2008 (Exhibit 10.41)

Number	Description

10.27(15)†	Master Supply Agreement by and between the Registrant and Ralos Vertriebs GmbH, dated May 21, 2008 (Exhibit 10.1)

10.28(15)†	Master Supply Agreement by and between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008 (Exhibit 10.2)

10.29(15)	Share Lending Agreement dated as of June 26, 2008 between the Registant and Lehman Brothers International (Europe), through Lehman Brothers Inc. (Exhibit 10.5)

10.30(15)	Capped Call Transaction agreement dated June 26, 2008 between the Registrant and Lehman Brothers OTC Derivatives Inc. (Exhibit 10.6)

10.31(16)	Loan and Security Agreement, dated as of October 16, 2008, by and between the Registrant and Silicon Valley Bank (Exhibit 10.1)

10.32††	Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008

10.33††	Amended and Restated Sales Representative Agreement by and Between the Registrant and Sovello dated October 6, 2008

10.34††	Quad Technology License Agreement by and Between the Registrant and Sovello dated October 6, 2008

10.35	Addendum to Quad Technology License Agreement by and Between the Registrant and Sovello dated October 6, 2008

10.36	Undertaking of the Registrant dated October 6, 2008

10.37††	Amended and Restated Master Joint Venture Agreement by and among the Registrant, Q-Cells, REC and Sovello AG, dated November 6, 2008

10.38§	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and Richard M. Feldt

10.39§	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and each of Michael El-Hillow and Brown Williams

10.40§	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and each of Rodolfo Archbold, J. Terry Bailey, Richard G. Chleboski, Gary T. Pollard and Carl Stegerwald

10.41§	Amended and Restated Management Incentive Policy

10.42††	PV License Agreement by and between ESLR1, LLC and TISICS Ltd. dated September 5, 2007

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

23.2	Consent of Leipzig, Germany PricewaterhouseCoopers AG

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Sovello AG (f/k/a EverQ GmbH) balance sheet for the period ended December 31, 2006

99.2	Sovello AG (f/k/a EverQ GmbH) income statement for the period December 20 to December 31, 2006

99.3	Sovello AG (f/k/a EverQ GmbH) cash flow for the period December 20 to December 31, 2006

99.4	Sovello AG (f/k/a EverQ GmbH) notes to the financial statements for the period December 20 to December 31, 2006

99.5	Sovello AG (f/k/a EverQ GmbH) Opinion Letter, Leipzig, Germany PricewaterhouseCoopers AG

†	Confidential treatment granted as to certain portions.

††	Confidential treatment requested as to certain portions.

§	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, initially filed on August 4, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-3, dated May 16, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated June 18, 2008 and filed on June 23, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(5)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated July 15, 2005 and filed on July 21, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 21, 2004 and filed on June 22, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 23, 2005 and filed on June 29, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 7, 2006. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(10)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K/A, dated April 17, 2007 and filed on April 23, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K/A.

(12)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 30, 2007 and filed on May 4, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(13)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 8, 2007. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(14)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007 filed on February 27, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(15)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008 filed on August 4, 2008. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(16)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated October 16, 2008 and filed on October 16, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.