Form 10-K/A
period 2008-12-31
EVERGREEN SOLAR INC
filed 2009-03-05
CIK 947397

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

Explanatory Note
     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to Evergreen Solar, Inc.’s (the “Registrant”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 2, 2009. This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of inserting the signature of PricewaterhouseCoopers LLP on page F-2. The Report of Independent Registered Public Accounting Firm was manually signed by PricewaterhouseCoopers LLP prior to the filing of the Annual Report on Form 10-K but the signature mark (/s/ PricewaterhouseCoopers LLP) was inadvertently omitted from the prior Annual Report on Form 10-K submission which this report amends.
     As required, currently-dated certifications from the Registrant’s Principal Executive and Principal Financial Officers have been included as exhibits to this Amendment.

PART I
Forward-Looking Statements
     This Annual Report on Form 10-K/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the documents incorporated by reference herein, contain forward-looking statements that involve risks, uncertainties and assumptions, including those discussed in “Risk Factors” in Item 1A of this report. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:
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
     For the year ended December 31, 2008, sales to our five largest distribution partners accounted for approximately 67% of our total product revenues. As we continue to expand manufacturing capacity and sales volumes, we anticipate developing relationships with additional distribution partners and decreasing our dependence on any single distribution partner. Additional information regarding the geographic distribution of our sources of revenue may be found in the notes to the consolidated financial statements included in this Annual Report on Form 10-K/A.
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
AVAILABLE INFORMATION
     Our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge though our internet website (http://www.evergreensolar.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.
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
Equity Compensation Plan Information
      Information about our equity incentive plans can be found in Part III, Item 12 of this Annual Report on Form 10-K/A and in Note 11 and Note 17 to our consolidated financial statements contained within this Annual Report on Form 10-K/A.

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our Financial Statements and related Notes and the Report of the Independent Registered Public Accounting Firm are included beginning on page F-1 of this Annual Report on Form 10-K/A.
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
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
     The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis for the year ended December 31, 2008 that precedes this report (the “CD&A”). In reliance on its reviews and discussions, the compensation committee recommended to the Board of Directors, and the Board of Directors has approved, that the inclusion of the CD&A in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 for filing with the SEC.
     No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety the Annual Report on Form 10-K or 10-K/A in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a) The following documents are filed as part of this Annual Report on Form 10-K/A:
          1. Financial Statements. The financial statements included in Item 8 of Part II which appear beginning on page F-1 of this Annual Report on Form 10-K/A.
          2. Index to Financial Statements and Schedule. Certain financial statement schedules are omitted as the information is included in the Consolidated Financial Statements and notes thereto in Item 8 of Part II which appear beginning on page F-1 of this Annual Report on Form 10-K/A. Schedules not listed in the index are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.
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
/s/ PricewaterhouseCoopers LLP
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 5th day of March, 2009, thereunto duly authorized.

EVERGREEN SOLAR, INC.

By:	/s/ Richard M. Feldt

Richard M. Feldt
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ RICHARD M. FELDT Richard M. Feldt	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 5, 2009

/s/ MICHAEL EL-HILLOW Michael El-Hillow	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 5, 2009

*	Director	March 5, 2009
Allan H. Cohen

*	Director	March 5, 2009
Edward C. Grady

*	Director	March 5, 2009
Dr. Peter W. Cowden

*	Director	March 5, 2009
Tommy Cadwell

*	Director	March 5, 2009
Dr. Susan F. Tierney

*By: /s/ Michael El-Hillow MICHAEL EL-HILLOW Attorney in Fact

EXHIBIT INDEX

Number	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(1)	Second Amended and Restated By-laws (Exhibit 3.3)

3.3(2)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant (Exhibit 4.4)

3.4(3)	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (Exhibit 3.4)

3.5(4)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Exhibit 3.1)

4.1(5)	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Exhibit 4.1)

4.2(5)	First Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Exhibit 4.2)

4.3(5)	Form of 4% Senior Convertible Note due 2013 (Exhibit 4.2)

4.4(1)	Specimen Certificate for Shares of the Registrant’s Common Stock (Exhibit 4.1)

10.1(1)§	1994 Stock Option Plan (Exhibit 10.1)

10.2(4)§	Amended and Restated 2000 Stock Option and Incentive Plan (Exhibit 10.1)

10.3§*	First Amendment to Amended and Restated 2000 Stock Option and Incentive Plan

10.4(6)§	Amended and Restated 2000 Employee Stock Purchase Plan (Exhibit 99.2)

10.5(4)§	First Amendment to Amended and Restated 2000 Employee Stock Purchase Plan (Exhibit 10.2)

10.6(1)	Lease Agreement between the Registrant and W9/TIB Real Estate Limited Partnership, dated January 31, 2000, as amended (Exhibit 10.5)

10.7(1)	Form of Indemnification Agreement between Registrant and each of its directors and executive officers (Exhibit 10.9)

10.8(7)	Stock and Warrant Purchase Agreement, dated June 16, 2004 (Exhibit 10.1)

10.9(7)	Warrant Agreement, dated June 21, 2004 (Exhibit 10.2)

Number	Description

10.10(7)	Form of Warrants (Exhibit 10.3)

10.11(7)	Registration Rights Agreement, dated June 21, 2004 (Exhibit 10.4)

10.12(8)	Registration Rights Agreement by and between the Registrant and SG Cowen & Co., LLC, as representative of the Initial Purchasers, dated June 29, 2005 (Exhibit 10.21)

10.13(9)†	Amended and Restated License and Technology Transfer Agreement by and between the Registrant and Sovello AG (f/k/a EverQ GmbH)(“Sovello”), dated September 29, 2006 (Exhibit 10.18)

10.14(10)	Stock Purchase Agreement by and between the Registrant and DC Chemical Co., Ltd. (“DC Chemical”), dated April 17, 2007 (Exhibit 10.1)

10.15(10)	Stockholders Agreement by and between the Registrant and DC Chemical, dated April 17, 2007 (Exhibit 10.2)

10.16(11)†	Supply Agreement by and between the Registrant and DC Chemical, dated April 17, 2007 (Exhibit 10.3)

10.17(12)	Addendum to the Amended and Restated License and Technology Transfer Agreement between the Registrant and Sovello, dated April 30, 2007 (Exhibit 10.2)

10.18(13)†	Supply Agreement between the Registrant and Wacker Chemie AG, effective as of August 31, 2007 (Exhibit 10.1)

10.19(14)†	Supply Agreement between the Registrant and Solaricos Trading Ltd., dated as of October 24, 2007 (Exhibit 10.34)

10.20(14)†	Memorandum of Understanding by and among the Registrant, Sovello, Q-Cells and REC, dated as of October 25, 2007 (Exhibit 10.35)

10.21(14)	Lease Agreement between the Registrant and the Massachusetts Development Finance Agency (“MDFA”), dated November 20, 2007 (Exhibit 10.36)

10.22(14)	Project Grant Agreement between the Registrant and MDFA, dated November 20, 2007 (Exhibit 10.37)

10.23(14)	Project Grant Agreement between the Registrant and Massachusetts Technology Park Corporation, dated November 20, 2007 (Exhibit 10.38)

10.24(14)†	Agreement for the Sale and Purchase of Solar Grade Silicon between the Registrant and Silicium de Provence S.A.S. (“Silpro”), dated December 7, 2007 (Exhibit 10.39)

10.25(14)	Subordinated Loan Agreement between the Registrant and Silpro, dated December 7, 2007 (Exhibit 10.40)

10.26(14)†	Supply Agreement by and between the Registrant and DC Chemical, dated January 30, 2008 (Exhibit 10.41)

Number	Description

10.27(15)†	Master Supply Agreement by and between the Registrant and Ralos Vertriebs GmbH, dated May 21, 2008 (Exhibit 10.1)

10.28(15)†	Master Supply Agreement by and between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008 (Exhibit 10.2)

10.29(15)	Share Lending Agreement dated as of June 26, 2008 between the Registant and Lehman Brothers International (Europe), through Lehman Brothers Inc. (Exhibit 10.5)

10.30(15)	Capped Call Transaction agreement dated June 26, 2008 between the Registrant and Lehman Brothers OTC Derivatives Inc. (Exhibit 10.6)

10.31(16)	Loan and Security Agreement, dated as of October 16, 2008, by and between the Registrant and Silicon Valley Bank (Exhibit 10.1)

10.32††*	Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008

10.33††*	Amended and Restated Sales Representative Agreement by and Between the Registrant and Sovello dated October 6, 2008

10.34††*	Quad Technology License Agreement by and Between the Registrant and Sovello dated October 6, 2008

10.35*	Addendum to Quad Technology License Agreement by and Between the Registrant and Sovello dated October 6, 2008

10.36*	Undertaking of the Registrant dated October 6, 2008

10.37††*	Amended and Restated Master Joint Venture Agreement by and among the Registrant, Q-Cells, REC and Sovello AG, dated November 6, 2008

10.38§*	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and Richard M. Feldt

10.39§*	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and each of Michael El-Hillow and Brown Williams

10.40§*	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and each of Rodolfo Archbold, J. Terry Bailey, Richard G. Chleboski, Gary T. Pollard and Carl Stegerwald

10.41§*	Amended and Restated Management Incentive Policy

10.42††*	PV License Agreement by and between ESLR1, LLC and TISICS Ltd. dated September 5, 2007

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

23.2	Consent of Leipzig, Germany PricewaterhouseCoopers AG

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Sovello AG (f/k/a EverQ GmbH) balance sheet for the period ended December 31, 2006

99.2*	Sovello AG (f/k/a EverQ GmbH) income statement for the period December 20 to December 31, 2006

99.3*	Sovello AG (f/k/a EverQ GmbH) cash flow for the period December 20 to December 31, 2006

99.4*	Sovello AG (f/k/a EverQ GmbH) notes to the financial statements for the period December 20 to December 31, 2006

99.5	Sovello AG (f/k/a EverQ GmbH) Opinion Letter, Leipzig, Germany PricewaterhouseCoopers AG

*	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K filed on March 2, 2009 with the same exhibit number.

†	Confidential treatment granted as to certain portions.

††	Confidential treatment requested as to certain portions.

§	Indicates a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, initially filed on August 4, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-3, dated May 16, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated June 18, 2008 and filed on June 23, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(5)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated July 15, 2005 and filed on July 21, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 21, 2004 and filed on June 22, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(8)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated June 23, 2005 and filed on June 29, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 7, 2006. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(10)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(11)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K/A, dated April 17, 2007 and filed on April 23, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K/A.

(12)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated April 30, 2007 and filed on May 4, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(13)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 8, 2007. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(14)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007 filed on February 27, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(15)	Incorporated herein by reference by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008 filed on August 4, 2008. The number given in parenthesis indicated the corresponding exhibit number in such Form 10-Q.

(16)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated October 16, 2008 and filed on October 16, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.