Form 10-Q
period 2009-04-04
EVERGREEN SOLAR INC
filed 2009-05-11
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 8, 2009 the registrant had 164,950,473 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 4, 2009

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report and the documents incorporated by reference herein, contain forward-looking statements that involve risks, uncertainties and assumptions, including those discussed in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2009 and subsequently amended. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:
•	our future growth, revenue, earnings and gross margin improvement;

•	the completion of our Devens facility, our expected expansion in Wuhan, China and other potential capacity expansions, and the timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•	the sufficiency of our cash, cash equivalents and marketable securities; access to capital markets to satisfy our anticipated cash requirements; and possible sales of securities and our planned use of proceeds from such sales;

•	capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	the demand and market for solar energy, shifts in our geographic product revenue mix, and our position in the solar power market;

•	the volume of photovoltaic solar panels we will produce;

•	the making of strategic investments and expansion of strategic partnerships, manufacturing operations and distribution networks; and the future benefit of these activities;

•	operating efficiency of manufacturing facilities, including increases in manufacturing scale and technological improvements needed to continuously reduce the cost per watt to manufacture our products;

•	revenue from customer contracts primarily denominated in Euros that are subject to foreign currency exchange risks and the use of derivative financial instruments to manage those risks;

•	future plans and benefits from the Sovello AG joint venture, including the expansion of Sovello’s manufacturing capacity and our ability to obtain liquidity for our investment through an initial public offering of Sovello shares or otherwise;

•	our receipt or Sovello’s receipt and retention of public grant awards and other funding to support our expansion or Sovello’s expansion;

•	our expectations regarding product performance and cost and technological competitiveness;

•	our ability to obtain key raw materials, including silicon supply from our suppliers;

•	the benefits of our proprietary technology and new manufacturing and other developments, including our quad wafer furnace design and continued enhancements of our wafer, cell and panel production technologies; and

•	the payment of any cash dividends.

These statements may be identified with such words as “we expect,” “we believe,” “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties including, among other things, macroeconomic and geopolitical trends and events, the execution and performance of contracts by distributors, suppliers and other partners, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We disclaim any obligation to update publicly or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	April 4,
	2008	2009
	(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$100,888	$56,868
Marketable securities	76,621	2,684
Accounts receivable, net of allowance for doubtful accounts	35,458	47,470
Due from Sovello AG	1,949	2,370
Inventory	23,500	29,771
Prepaid cost of inventory	11,696	13,903
VAT receivable, net	1,474	1,716
Other current assets	7,684	7,851

Total current assets	259,270	162,633

Investment in and advances to Sovello AG	115,553	124,086
Restricted cash	212	206
Deferred financing costs	6,152	5,806
Loan receivable from silicon supplier	41,757	—
Prepaid cost of inventory	172,193	165,251
Fixed assets, net	406,191	440,808
Other assets	3,579	400

Total assets	$1,004,907	$899,190

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$62,652	$45,245
Due to Sovello AG	22,840	3,529
Accrued employee compensation	6,451	3,801
Accrued interest	7,392	3,236
Accrued warranty	1,182	1,452

Total current liabilities	100,517	57,263

Senior convertible notes, net of discount	311,531	314,376
Deferred income taxes	9,776	9,416

Total liabilities	421,824	381,055

Commitments and Contingencies (Notes 7, 8 and 9)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 164,874,850 and 164,952,098 issued and outstanding at December 31, 2008 and April 4, 2009, respectively	1,649	1,650
Additional paid-in capital	803,491	805,510
Accumulated deficit	(223,687)	(287,976)
Accumulated other comprehensive income (loss)	1,630	(1,049)

Total stockholders’ equity	583,083	518,135

Total liabilities and stockholders’ equity	$1,004,907	$899,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	March 29,	April 4,
	2008	2009
Product revenues	$18,259	$54,439
Royalty and fee revenues	4,688	1,367

Total revenues	22,947	55,806
Cost of revenues	15,231	55,122

Gross profit	7,716	684

Operating expenses:
Research and development	4,943	4,446
Selling, general and administrative	4,992	6,376
Write-off of loan receivable from silicon supplier	—	43,882
Facility start-up	3,419	3,459
Restructuring charges	1,862	1,792

Total operating expenses	15,216	59,955

Operating loss	(7,500)	(59,271)

Other income (expense):
Foreign exchange gains (losses), net	3,814	(699)
Interest income	3,027	2,213
Interest expense	(316)	(5,380)

Other income (expense), net	6,525	(3,866)

Loss before equity income (loss) from interest in Sovello AG	(975)	(63,137)
Equity income (loss) from interest in Sovello AG	950	(1,152)

Net loss	$(25)	$(64,289)

Net loss per share (basic and diluted)	$(0.00)	$(0.40)

Weighted average shares used in computing basic and diluted net loss per share	108,816	161,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter Ended
	March 29,	April 4,
	2008	2009
Cash flows from operating activities:
Net loss	$(25)	$(64,289)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,519	8,467
Loss on loan receivable from silicon supplier	—	43,882
Loss on disposal of fixed assets	1,862	—
Equity (income) loss from Sovello AG	(950)	1,152
Amortization of deferred debt financing costs	111	346
Amortization of debt discount	—	2,844
Imputed interest and accretion of bond premiums	(536)	(478)
Compensation expense associated with employee equity awards	1,533	1,719
Provision for warranty	92	279
Changes in operating assets and liabilities:
Accounts receivable	(3,765)	(12,433)
Grants receivable	5,345	—
Inventory	2,930	(6,271)
Prepaid cost of inventory	(12,001)	3,196
Other current assets	(2,089)	(2,447)
Accounts payable	(8,332)	(18,527)
Accrued expenses	24	(6,265)
Interest payable	(1,779)	(2,654)
Other	(3,050)	4,018

Net cash used in operating activities	(18,111)	(47,461)

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(61,994)	(59,051)
Decrease in restricted cash	414	—
Increase in Sovello AG loan	—	(11,750)
Increase in other loans	(22,164)	—
Purchases of marketable securities	(1,501)	—
Proceeds from sale and maturity of marketable securities	46,721	74,051

Net cash provided by (used in) investing activities	(38,524)	3,250

Cash flows from financing activities:
Proceeds from issuances of common stock, net of offering costs	166,862	—
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	666	191

Net cash provided by financing activities	167,528	191
		[a] [a]aa

Net increase (decrease) in cash and cash equivalents	110,893	(44,020)
Cash and cash equivalents at beginning of period	29,428	100,888

Cash and cash equivalents at end of period	$140,321	$56,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2008. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at April 4, 2009, the results of operations for the quarters ended March 29, 2008 and April 4, 2009, and the cash flows for the year-to-date periods ended March 29, 2008 and April 4, 2009. The balance sheet at December 31, 2008 has been derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2009.
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
The Company is currently a one-third owner of Sovello AG (“Sovello”), a joint venture with Q-Cells SE (“Q-Cells”) and Renewable Energy Corporation ASA (“REC”), and licenses to Sovello its wafer manufacturing technology used to manufacture solar panels. The Company accounts for its ownership interest in Sovello using the equity method of accounting in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” Under the equity method of accounting, the Company reports its one-third share of Sovello’s net income or loss as a single line item in its condensed consolidated statement of operations and its investment in Sovello as a single line item in its condensed consolidated balance sheet.
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
At April 4, 2009, the Company had approximately $59.6 million of cash, cash equivalents and marketable securities, of which $3.3 million was due to Sovello that the Company collected as Sovello’s sales agent. Through mid-2009, the completion of the Company’s Devens factory, the first phase of the Midland factory and debt service interest payments will require about $57 million.
The Company has sales contracts for approximately 80 MW of product to be manufactured at its Devens facility for delivery in 2009. The Company’s sales plan assumes there should be sufficient market demand to sell the remaining expected Devens manufacturing capacity at continually declining selling prices. The Company expects to moderate its production levels depending on changes in market demands as the year progresses.
The Company also plans to significantly reduce its manufacturing cost from approximately $3.19 per watt in the first quarter of 2009 to approximately $2.00 per watt by the end of 2009, primarily through increased volume and improved yields and cell conversion efficiency.
The Company believes that its business plan will provide sufficient cash, cash equivalents and marketable securities to fund its planned capital programs, its share of any potential funding requirements related to its investment in Sovello and its operating needs for the next 12 months. While the Company’s business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment, the company is exposed to particular risks and uncertainties including, but not limited to:

•	possible delays in the completion of our Devens plant, budget overruns or failure to meet expected production levels;

•	selling less than approximately 90 MW to 110 MW of Devens manufactured product at an average selling price of $2.50 to $3.00 per watt to credit worthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to scale capacity resulting in increased costs that could impair business operations;

•	further weakening of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros; and

•	increased funding requirements for Sovello to complete its third manufacturing facility and achieve its planned manufacturing cost and operating metrics, or to potentially address the loss of any prior or expected government grant funding for Sovello.
Although the Company’s current business plan indicates it has adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. The Company’s plan with regard to this uncertainty includes, among other actions:
•	continually monitoring operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant;

•	possibly hedging exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse exposure, but there can be no assurance that hedges can be put in place at terms acceptable to us or that such hedging activities will be effective; and

•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement, as is the case with our current line of credit, supported by the expected significant increase in our accounts receivable, inventory and overall working capital.
If adequate capital does not become available if needed on acceptable terms, the Company’s ability to fund operations, further develop and expand its manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited. Given the continued economic uncertainty, the Company believes it is prudent to consider a variety of financing options in the short-term in order to maximize its liquidity flexibility and to ensure funds are available for operations and its planned expansion into China.
2. Accounting Change
Effective January 1, 2009 the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) which required retrospective application. FSP No. APB 14-1 requires issuers of certain convertible debt instruments to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Upon the original issuance of its Senior Convertible Notes (“Senior Notes”) in 2008, the Company recorded the debt obligation as long-term debt in accordance with the applicable accounting standards at that time. As required by FSP No. APB 14-1, the Company estimated the fair value, as of the date of issuance, of its Senior Notes as if the instrument was issued without the conversion option. The difference between the fair value and the principal amount of the instrument was retrospectively recorded as debt discount and as a component of equity. The amortization of the debt discount is being recognized over the expected five-year life of the notes as a non-cash increase to interest expense in historical and future periods. A portion of the incremental interest cost is capitalized and added to the cost of qualified assets. The Company’s aggregate principal amount of $90.0 million subordinated convertible notes which were issued in June 2005 and subsequently redeemed in July 2008 are not within the scope of FSP No. APB 14-1.
The following table reflects the Company’s previously reported amounts, along with the adjusted amounts as required by FSP No. APB 14-1 (in thousands):

	As of December 31, 2008
Balance Sheet Category	As Reported	As Adjusted	Effect of Change
Other current assets	5,723	7,684	1,961
Deferred financing costs	7,494	6,152	(1,342)
Fixed assets, net	403,664	406,191	2,527
Senior convertible notes	373,750	373,750	—
Debt discount	—	(62,219)	(62,219)
Deferred income taxes	7,815	9,776	1,961
Additional paid-in capital	737,615	803,491	65,876
Accumulated deficit	(221,215)	(223,687)	(2,472)
For the quarter ended April 4, 2009, the Company recognized non-cash interest expense of approximately $2.8 million associated with the amortization of the debt discount. The adoption of FSP No. APB 14-1 did not result in a change to the Company’s condensed consolidated statement of operations for the quarter ended March 29, 2008 as its Senior Notes were issued in the third quarter of 2008.
3. Cash and Marketable Securities
Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.
The Company’s marketable securities are classified as available-for-sale. At December 31, 2008 and April 4, 2009, the Company primarily held commercial paper and corporate bonds. All commercial paper is rated A-1/P-1 or higher and corporate bonds A/A2 or higher. The investments are carried at fair market value. At December 31, 2008 and April 4, 2009, there were unrealized gains of $26,000 and $18,000, respectively, which are reported as part of stockholders’ equity.
The following table summarizes the Company’s marketable securities as of December 31, 2008, with maturity dates ranging from January 2009 through August 2009 (in thousands):

		Unrealized
	Amortized	Gains	Fair
	Cost	(Losses)	Value
Government Obligations	$9,997	$3	$10,000
Commercial paper	44,852	24	44,876
Corporate bonds	21,746	(1)	21,745

Marketable Securities	$76,595	$26	$76,621

The following table summarizes the Company’s marketable securities as of April 4, 2009, with maturity dates ranging from July 2009 through August 2009 (in thousands):

	Amortized	Unrealized	Fair
	Cost	Gains	Value
Corporate bonds	$2,666	$18	$2,684

Marketable Securities	$2,666	$18	$2,684

4. Inventory

Inventory consisted of the following at December 31, 2008 and April 4, 2009 (in thousands):

	December 31,	April 4,
	2008	2009
Raw materials	$17,928	$18,146
Work-in-process	3,910	7,285
Finished goods	1,662	4,340

	$23,500	$29,771

Prepaid cost of inventory	$183,889	$179,154
Less: current portion	11,696	13,903

Non-current portion	$172,193	$165,251

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
On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silicium de Provence S.A.S. (“Silpro”). This supply agreement provides the general terms and conditions pursuant to which Silpro will supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company loaned Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time was recorded as an adjustment to the cost of inventory. At December 31, 2008 this loan is presented on the balance sheet as loan receivable from silicon supplier. In April 2009 as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result of the court protection filing the Company has determined that its loan receivable from Silpro and the related interest have become impaired and recognized a non-cash charge of $43.9 million for the period ended April 4, 2009.

5. Fixed Assets
Fixed assets consisted of the following at December 31, 2008 and April 4, 2009 (in thousands):

	Useful	December 31,	April 4,
	Life	2008	2009
Land		$119	$119
Building	40 years	97,957	198,412
Laboratory and manufacturing equipment	3-7 years	182,109	278,068
Computer and office equipment	3-7 years	4,594	5,363
Leasehold improvements	Lesser of 15 to 20	16,413	16,413
	years or lease term
Assets under construction		175,880	20,007

		477,072	518,382
Less: Accumulated depreciation and fixed asset write-offs		(70,881)	(77,574)

		$406,191	$440,808

During 2007, the Commonwealth of Massachusetts support program awarded the Company $20.0 million in grants towards the construction of its Devens, Massachusetts manufacturing facility, virtually all of which has been received as of April 4, 2009. The grant has been capitalized as a reduction of the construction costs. The funds granted are subject to repayment by the Company if, among other conditions, the Devens manufacturing facility does not create and maintain 350 new jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs per annum that are not created. Because the Company has the ability and intent to satisfy the obligations under the awards, the grant monies received will be amortized over the same period as the underlying assets to which they relate.
In conjunction with the closing of the Company’s Marlboro, Massachusetts pilot manufacturing facility on December 31, 2008, it recorded write-offs of leasehold improvements and other related building costs with a net book value of approximately $5.4 million and equipment of approximately $20.9 million. In addition to the closure of Marlboro the Company incurred charges of approximately $8.0 million to write-off R&D equipment that supported now-obsolete technologies.
Depreciation expense for the quarters ended March 29, 2008 and April 4, 2009 was $2.5 million and $8.5 million, respectively.
As of April 4, 2009, the Company had outstanding commitments for capital expenditures of approximately $26.7 million, primarily for the construction and equipment for its Devens facility and for its new Midland, Michigan facility.
6. Investment in Sovello
The Company owns a one-third interest in Sovello and therefore applies the equity method of accounting for its share of Sovello’s operating results in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.”
The financial information for Sovello for the quarters ended March 29, 2008 and April 4, 2009 is as follows (in thousands):

	Quarter Ended
	March, 29,	April 4,
	2008	2009
Revenue	$82,274	$33,510
Cost of goods sold	66,867	25,037
Other expenses	11,427	12,109
Net income (loss)	3,980	(3,636)

	December 31,	April 4,
	2008	2009
Current assets	$241,871	$242,499
Non-current assets	408,347	422,635
Current liabilities	181,550	240,655
Non-current liabilities	318,627	283,150
The European Commission is currently reviewing certain investment grants relating to the construction of the Sovello 1 and Sovello 2 facilities. Grants of approximately 9.0 million Euros relating to Sovello 1 (which have been received by Sovello) and up to 18.0 million Euros relating to the combined Sovello 1 and Sovello 2 facilities (which have been earned but yet to be received) are under review.
If an unfavorable ruling by the European Commission is received by Sovello, which would require repayment of any grants already received, or if any of the grants earned but not yet received by Sovello are denied payment, then the Company would be obligated to fund its pro-rata share of the lost grant amounts through further loans or equity contributions. Sovello believes that it qualified for the investment grants and continues to challenge the European Commission’s assertions. Accordingly, Sovello has not recorded any repayment provisions in its financial statements as of April 4, 2009. Sovello’s shareholders, including the Company, agree with Sovello’s position on the matter.
As of April 4, 2009, Sovello is in violation of its bank loan agreement (the “Loan Agreement”) with a syndicate of lenders led by Deutsche Bank AG (“Deutsche Bank”). The violation allows the bank to exercise its termination rights and call the loan. However, Deutsche Bank has temporarily waived the violation and is negotiating with Sovello and its shareholders to amend the loan agreement. In the first quarter of 2009, required repayments of the loans were suspended.
On April 15, 2009, the Company entered into a guarantee of loan obligations on behalf of Sovello. Pursuant to the new guarantee, the Company has agreed to guarantee up to 10 million Euros of Sovello’s repayment obligations under the Loan Agreement. The Loan Agreement was entered into in April 2007 and amended in September 2008 between Sovello and Deutsche Bank and provides Sovello with an aggregate loan amount of up to 192.5 million Euros. Sovello’s other shareholders also entered into guarantees for an additional 20 million Euros with Deutsche Bank on the same terms as the Company.
The shareholder guarantees were provided by the Company and Sovello’s other shareholders in connection with ongoing discussions between Sovello, Deutsche Bank and the shareholders regarding a restructuring of Sovello’s obligations under the Loan Agreement. In connection with the guarantees, the Company, Q-Cells and REC also entered into a letter agreement with Deutsche Bank. Pursuant to the letter agreement the three Sovello shareholders made loans to Sovello in the aggregate amount of 15 million Euros, including 5 million Euros loaned by the Company. Also pursuant to the letter agreement, the shareholders agreed to provide Sovello through August 15, 2009 with additional liquidity, if needed, other than payments that might be required pursuant to the Loan Agreement.
Evergreen Solar Loans to Sovello

In January 2007, the Company, REC and Q-Cells entered into a shareholder loan agreement with Sovello. Under the terms of the shareholder loan agreement, Sovello repaid all outstanding shareholder loans at that time, plus accrued interest, in exchange for the shareholder loan of 30 million Euros from each shareholder. Since that time, the Company, REC and Q-Cells have entered into several other shareholder loan agreements with Sovello with the Company’s share denominated in U.S. dollars. Interest on the January 25, 2007 and June 26, 2008 loans is payable quarterly in arrears. Interest on the December 22, 2008 and March 30, 2009 loans is payable concurrent with the repayment of the underlying principal amounts. The table below summarizes the principal and terms of the Company’s share of these outstanding loans as of April 4, 2009:

Date of Loan	Principal (EUR)	Principal (USD)	Interest Rate	Original Date Due
January 25, 2007	€30,000,000	$40,479,000	5.43%	December 31, 2009 *

June 26, 2008	€—	$18,174,000	6.71%	December 31, 2009 *

December 22, 2008	€—	$10,650,000	6.00%	June 30, 2010 *

March 30, 2009	€—	$6,700,000	7.00%	June 30, 2009 *

*	Due upon the earlier of the completion of an initial public offering or other liquidity event generating sufficient cash to repay the loan.
7. Long-Term Debt
Subordinated Convertible Notes
On June 29, 2005, the Company issued convertible subordinated notes (“Notes”) in the aggregate principal amount of $90.0 million with interest on the Notes payable semiannually at the annual rate of 4.375%. The Company received proceeds, net of offering costs, of $86.9 million, a portion of which was used to (1) increase research and development spending on promising next generation technologies, (2) explore further expansion opportunities and (3) fulfill its commitments with Sovello. On July 7, 2008, the Company announced that it had requested U.S. Bank National Association, as trustee under the indenture, to issue a notice of redemption to holders of the Notes to redeem on July 22, 2008 (the “Redemption Date”) all of the outstanding Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the Redemption Date. All of the notes were converted to common stock of the Company and the Company issued 12,178,607 shares of common stock to the note holders on July 22, 2008.
Senior Convertible Notes
On June 26, 2008, the Company entered into an underwriting agreement for the sale by the Company to the public of $325.0 million aggregate principal amount of 4% Senior Convertible Notes due 2013 (the “Senior Notes”). The Company granted to the underwriters a 30-day option to purchase up to an additional $48.75 million aggregate principal amount of Senior Notes. On July 2, 2008, the Company completed its public offering of $373.75 million aggregate principal amount of its Senior Notes which includes the underwriter’s exercise of their option. Net proceeds to the Company from the offering, including the cost of the capped call transaction (see Capped Call), were approximately $325.8 million. The Company’s financing costs associated with the Senior Notes are being amortized over the five year term.
The Senior Notes bear interest at the rate of 4% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2009, with an effective interest cost of approximately 8.4%. The Senior Notes will mature on July 15, 2013 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The Senior Notes will not be redeemable at the Company’s option prior to the stated maturity date. If certain fundamental changes occur at any time prior to maturity, holders of the Senior Notes may require the Company to repurchase their Senior Notes in whole or in part for cash equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Company’s Senior Notes is estimated based on quoted market prices which were trading at an average of approximately 32% of par value as of April 4, 2009, or approximately $119.6 million.
At maturity and upon certain other events, including a change of control and when the trading price of the Company’s common stock exceeds 130% of the then effective conversion price, the Senior Notes are convertible into cash up to their principal amount and shares of the Company’s common stock for the remainder, if any, of the conversion value in excess of such principal amount at the initial conversion rate of 82.5593 shares of common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $12.1125 per share). Subject to certain exceptions and limitations, the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading at the conversion price of $12.1125 (or lower) would receive $1,000 (or less) in cash, and the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading above the conversion price of $12.1125 would receive $1,000 in cash and shares of the Company’s common stock to the extent that the market value of the Company’s common stock multiplied by the conversion rate, which is initially 82.5593, exceeds $1,000. If a non-stock change of control occurs and a holder elects to convert Senior Notes in connection with such non-stock change of control, such holder may be entitled to an increase in the conversion rate. The conversion rate may also be adjusted under certain other circumstances, including, but not limited to, the issuance of stock dividends and payment of cash dividends. In accordance with EITF 90-19 “Convertible Bonds with Issuer Option to Settle Cash Upon Conversion” and the subsequent guidance in EITF 03-07, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, the Senior Notes were initially accounted for as traditional convertible debt, with no bifurcation of the conversion feature recognized as a separate asset or liability (see Note 2 Accounting Change for the impact of the Company’s adoption of FSP No. APB-14).
For each of the quarters ended March 29, 2008 and April 4, 2009, the Company recorded approximately $984,000 and $6.7 million (which includes non-cash interest of approximately $2.8 million associated with FSP No. APB 14-1), respectively, in interest expense associated with its Notes and Senior Notes, and capitalized interest of approximately $794,000 and $1.9 million, respectively.
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

In connection with the sale of the Senior Notes, the Company also entered into a common stock lending agreement (see Common Stock Lending Agreement within Note 11).
8. Line of Credit
On October 16, 2008, the Company entered into a Loan and Security Agreement with a bank for a credit facility that provides for a $40 million secured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on its behalf, and includes a foreign exchange sublimit and a cash management services sublimit. This credit facility replaced a $25 million secured revolving line of credit which matured on July 4, 2008. The interest rates on borrowings under the line of credit will be calculated by reference to the bank’s prime rate and will depend on maintenance by the Company of certain amounts of cash at the bank. The credit facility matures on October 16, 2010, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. As of April 4, 2009, there were approximately $3.3 million of outstanding letters of credit. As collateral and support for the loans to be made under the credit facility, the Company pledged controlling interests in its domestic subsidiaries to the bank, and the Company’s domestic subsidiaries have made unconditional guaranties of the Company’s indebtedness and entered into security agreements with the bank.
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
As of April 4, 2009 the Company was in violation of the financial covenant described above and will be required to segregate cash to collateralize the outstanding letters of credit.
9. Guarantor Arrangements
The following is a summary of the Company’s agreements that are within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
Product Warranty
The Company’s current standard product warranty includes a five-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. When it recognizes revenue, the Company accrues a liability for the estimated future costs of meeting its warranty obligations. The Company makes and revises this estimate based on the number of solar panels shipped and its historical experience with warranty claims. During 2008, the Company re-evaluated potential warranty exposure as a result of the substantial increase in production volumes at its Devens, Massachusetts manufacturing facility.
The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its product and reduce its warranty exposure. The Company’s warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If its actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

The following table summarizes the activity regarding the Company’s warranty accrual for the quarters ended March 29, 2008 and April 4, 2009 (in thousands):

	Quarter Ended
	March 29,	April 4,
	2008	2009
Balance at beginning of period	$705	$1,182
Warranty costs accrued	92	279
Warranty costs incurred	—	(9)

Balance at end of period	$797	$1,452

Sovello Debt Guarantees
On April 30, 2007, the Company, Q-Cells and REC entered into a Guarantee and Undertaking Agreement in connection with Sovello entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement originally provided Sovello with aggregate borrowing availability of up to 142.0 million Euros which was subsequently amended to 192.5 million Euros in September 2008. Pursuant to the Guarantee, the Company, Q-Cells and REC each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of Sovello’s repayment obligations under the loan agreement. As of April 4, 2009, the total amount of debt outstanding under the loan agreement was 121.0 million Euros (approximately $163.3 million at April 4, 2009 exchange rates) which was all current. Repayment of the loan is due in quarterly installments through September 30, 2010 (see Note 6 Investment in Sovello).
On April 15, 2009, the Company entered into a new guarantee of loan obligations on behalf of Sovello. Pursuant to the new guarantee, the Company has agreed to guarantee up to 10 million Euros of Sovello’s repayment obligations under a syndicated loan agreement with a syndicate of lenders led by Deutsche Bank. Sovello’s other shareholders also entered into guarantees for an additional 20 million Euro’s with Deutsche Bank on the same terms as the Company.
The shareholder guarantees were provided by the Company and Sovello’s other shareholders in connection with ongoing discussions between Sovello, Deutsche Bank and the shareholders regarding a restructuring of Sovello’s obligations under the Loan Agreement. In connection with the guarantees, the Company, Q-Cells and REC also entered into a letter agreement with Deutsche Bank. Pursuant to the letter agreement the three Sovello shareholders made loans to Sovello in the aggregate amount of 15 million Euros, including 5 million Euros loaned by the Company. Also, pursuant to the letter agreement, the shareholders agreed to provide Sovello through August 15, 2009 with additional liquidity, if needed, other than payments that might be required pursuant to the Loan Agreement.
10. Fair Value Measurements
Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”), establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 and April 4, 2009 (in thousands):

	December 31, 2008
				Using
			Using Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
	Total Carrying	Active Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Money markets	$65,599	$65,599	$—	$—
Government obligation	10,000	—	10,000	—
Marketable securities	66,621	—	66,621	—

	April 4, 2009
		Quoted Prices	Using Significant	Using Significant
		in Active	Other Observable	Unobservable
	Total Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Government Obligation	$28,368	$—	$28,368	$—
Marketable Securities	2,684	—	2,684	—
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
11. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. As of December 31, 2008, the Company had 250,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. At the Company’s annual meeting of stockholders on June 18, 2008, the stockholder’s approved a resolution increasing the number of authorized shares of common stock from 150,000,000 to 250,000,000, the amount reflected on the Company’s balance sheet. In addition 1,500,000 shares were authorized for future issuance under the Company’s 2000 Stock Option and

Incentive Plan. At April 4, 2009, 12,150,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and approximately 467,000 shares were reserved for issuance upon conversion of outstanding warrants from a June 2004 warrant agreement.
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
12. Comprehensive Income (Loss)
Comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income (loss) for the quarters ended March 29, 2008 and April 4, 2009, respectively (in thousands):

	Quarter Ended
	March 29,	April 4,
	2008	2009
Net loss	$(25)	$(64,289)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	66	(8)
Cumulative translation adjustments	4,113	(2,671)

Total comprehensive income (loss)	$4,154	$(66,968)

13.	Stock Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations under Statement of Financial Accounting Standards No. 123— (revised 2004) “Share-Based Payment” (“SFAS 123R”) for the quarters ended March 29, 2008 and April 4, 2009, respectively (in thousands):

	Quarter Ended
	March 29,	April 4,
	2008	2009
Cost of revenue	$247	$333
Research and development expenses	342	393
Selling, general and administrative expenses	729	783
Facility start-up	215	210

	$1,533	$1,719

Stock-based compensation costs capitalized as part of the construction costs of the Company’s Devens manufacturing facility were approximately $99,000 and $112,000 for the quarters ended March 29, 2008 and April 4, 2009, respectively.
Stock Incentive Plan
The Company is authorized to issue up to 12,150,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 2,258,116 shares are available for future issuance or future grant as of April 4, 2009. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All options granted will expire ten years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.
Stock option activity under the 2000 Plan for the quarter ended April 4, 2009 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)
Outstanding at January 1, 2009	3,688	$4.65
Granted	—	—
Exercised	(20)	1.76
Forfeited	(34)	4.94

Outstanding at April 4, 2009	3,634	$4.66

The following table summarizes information about stock options outstanding at April 4, 2009:

			Options Outstanding		Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
		(in thousands)			(in thousands)
$1.32	$1.60	28	4.26	$1.53	28	$1.53
1.61	1.61	1,638	4.68	1.61	1,638	1.61
1.68	2.40	472	4.63	2.12	472	2.12
2.49	5.27	367	4.92	3.67	365	3.67
5.44	7.30	458	5.83	7.07	446	7.09
7.59	13.39	278	6.35	9.83	249	9.93
13.97	13.97	7	6.82	13.97	6	13.97
14.00	14.00	35	1.58	14.00	35	14.00
15.09	15.09	335	6.89	15.09	251	15.09
19.00	19.00	16	1.58	19.00	16	19.00

		3,634	5.13	$4.66	3,506	$4.37

The aggregate intrinsic value of outstanding options as of April 4, 2009 was $1.1 million, which relates to options that were vested. The aggregate intrinsic value of outstanding options as of December 31, 2008 was $3.2 million, which relates to options that were vested. The intrinsic value of options exercised during the quarter ended April 4, 2009 was approximately $12,000. As of April 4, 2009, there was $1.2 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of less than one year. Total cash received from the exercise of stock options was $36,000 for the quarter ended April 4, 2009.
The Company estimates the fair value of stock options using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. There were no options granted for the quarters ended March 29, 2008 and April 4, 2009.
The Company values restricted stock units and restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures. Restricted stock activity for the quarter ended April 4, 2009 is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding at January 1, 2009	3,132	$10.94
Granted	19	4.58
Vested	(287)	1.61
Forfeited	(45)	9.42

Outstanding at April 4, 2009	2,819	$11.87

Included in outstanding restricted shares are 1.6 million shares of performance-based restricted stock. The Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers in February 2007 and 100,000 shares to an executive officer in July 2007, all of which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2012. Also, in February 2006, the Company granted 800,000 shares of performance based restricted stock to the Company’s executive officers, of which 100,000 shares have since been cancelled due to an employee termination, which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2011. The Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $18.2 million of compensation expense associated with these performance-based awards if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.
As of April 4, 2009, there was $10.5 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 2.2 years. The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of April 4, 2009 was $6.2 million.
14. Write-off of Loan Receivable from Silicon Supplier
On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silpro. This supply agreement provided the general terms and conditions pursuant to which Silpro would supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company agreed to loan Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time was recorded as an adjustment to the cost of inventory. At December 31, 2008 this loan is presented on the balance sheet as loan receivable from silicon supplier. In April 2009 as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result of the court protection filing the Company determined that its loan receivable from Silpro and the related interest have become impaired and recognized a non-cash charge of $43.9 million for the period ended April 4, 2009.
15. Facility Start-up Costs
In preparing for the operation of its Devens facility and its Midland, Michigan facility, the Company incurred start-up costs of approximately $3.4 million and $3.5 million for the quarters ended March 29, 2008 and April 4, 2009, respectively. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with preparing and qualifying the facilities for production.
16. Restructuring Charges
On December 31, 2008, the Company ceased production at its Marlboro pilot manufacturing facility as part of its restructuring plan to lower overhead costs and to reduce overall cash requirements. While ongoing R&D activities will continue to be performed at its research and development facility in Marlboro, advanced manufacturing piloting activities will be performed at its Devens manufacturing facility with little or no impact to overall production capacity. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility to fill open positions associated with its second phase. For the quarter ended April 4, 2009 the Company recorded costs of approximately $1.8 million primarily for severance to terminated employees, rent and utilities, and professional fees associated with closure of the facility. For the quarter ended March 29, 2008, the Company recorded $1.9 million for equipment write-offs of its early generation wafer manufacturing machines that would not be used at its Devens facility.
17.	Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. The Company has approximately $1.7 million of reserves related to uncertain tax positions on research and development tax credits as of April 4, 2009. The Company is in the process of completing a study of its research and development tax credits which could result in additional charges for these credits. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the carry forwards upon completion of the study would be offset by a corresponding reduction to the valuation of the allowance.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2008 and April 4, 2009, the Company had no accrued interest related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
As a result of additional investments made in Sovello by the Company’s strategic partners in 2006 and 2007, the Company has recorded a deferred income tax liability of $7.3 million associated with the gains recognized from these additional investments, in addition to cumulative translation adjustments. The corresponding amounts are included in shareholders equity. Certain of these amounts should have been recorded with the corresponding gains recorded in 2006 and 2007. Management has concluded that the impact of these adjustments on the prior period is immaterial.
18. Net Loss per Common Share
The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended March 29, 2008 and April 4, 2009 does not include approximately 19.7 million and 37.8 million potential shares of common stock equivalents outstanding at March 29, 2008 and April 4, 2009, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.
In connection with the sale of Senior Notes on June 26, 2008, the Company entered into a common stock lending agreement with an affiliate of the lead underwriter pursuant to which the Company loaned 30,856,538 shares of its common stock to the affiliate (see Note 11). These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the notes. On September 15, 2008 and October 3, 2008, respectively, the lead underwriter and its affiliate filed for protection under Chapter 11 of the federal Bankruptcy Code. As a result of the bankruptcy filing, the lead underwriter’s affiliate was contractually required to return the shares to the Company. The Company has since demanded the immediate return of all outstanding borrowed shares, however, the shares have not yet been returned. While the Company believes it is exercising all of its legal remedies, it has included these shares in its per share calculation on a weighted average basis due to the uncertainty regarding the recovery of the borrowed shares.
19. Geographical and Customer Concentration of Revenue Information
Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenue:

	Quarter Ended
	March 29,	April 4,
	2008	2009
By geography:
United States	50%	21%
Germany	49%	46%
Italy	—	28%
All other	1%	5%

	100%	100%

By customer:
Itochu Corporation	—	28%
IBC Solar AG	—	14%
Wagner & Co. Solartechnik GmbH	—	14%
SunPower Corporation (formerly PowerLight)	52%	—
Ralos Vertiebs GmbH	17%	11%
S.A.G. Solarstrom Vertriebs GmbH	17%	—
All other	14%	33%

	100%	100%

20. Related Party Transactions
In the normal course of business, the Company purchases silicon from REC and OCI (formerly DC Chemical Co., Ltd.) under existing supply agreements. For the quarters ended March 29, 2008 and April 4, 2009, the Company purchased silicon from REC for approximately $764,000 and $864,000, respectively. For the quarters ended March 29, 2008 and April 4, 2009, the Company purchased silicon from OCI for approximately $127,000 and $6.7 million, respectively. As of April 4, 2009, the Company had approximately $324,000 outstanding to REC and $3.6 million outstanding to OCI.
The Company receives fees from Sovello for its marketing and sale of Sovello panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to Sovello, which combined totaled approximately $4.7 million and $1.4 million for the quarters ended March 29, 2008 and April 4, 2009, respectively. The Company also receives payments from Sovello as a reimbursement of certain research and development and other support costs it incurs that benefit Sovello. For the quarters ended March 29, 2008 and April 4, 2009, the Company earned $223,000 and $13,000, respectively, from Sovello for reimbursement of certain research and development costs and other support costs. In addition, during the normal course of operations, the Company may buy or sell materials from/to Sovello. For the quarters ended March 29, 2008 and April 4, 2009, the Company purchased $59,000 and $3,000 in materials from Sovello, respectively, and sold $365,000 and $22,000 in materials to Sovello, respectively. At April 4, 2009 amounts due from Sovello of $2.4 million and amounts due to Sovello of $3.5 million are included in the accompanying condensed consolidated balance sheets.
21. Recent Accounting Pronouncements
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP EITF 03-6-1 and due to current and prior period losses there is no impact as such losses are not attributable or allocated to such securities.
In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This proposal was finalized in April 2009 as FSP 107-1 and APB 28-1. This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-b and APB 28-a and to provide the additional disclosure, if necessary, for second quarter 2009.
In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“SFAS 157-e”). This proposal was finalized in April 2009 as FSP FAS 157-4. This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company is currently assessing the impact of FSP FAS 157-4 on its consolidated financial position and results of operations.
In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” The proposal was finalized in April 2009 as FSP FAS 115-2 and 124-2. This proposal provides guidance in determining whether impairments of debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company is currently assessing the impact of FSP FAS 115-2 and 124-2 on its consolidated financial position and results of operations.

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
Executive Overview
We develop, manufacture and market String RibbonTM solar panels utilizing our proprietary wafer manufacturing technology. Our technology involves a unique process of growing thin strips of multi-crystalline silicon that are then cut into wafers. This unique process substantially reduces the amount of silicon and other processing costs required to produce a wafer when compared to sawing processes commonly used by conventional wafer manufacturers.
Large-scale commercial application of our technology, using furnaces that grow two thin strips of multi-crystalline silicon, began in 2005 with the opening of EverQ GmbH (since renamed Sovello AG), a joint venture between Evergreen Solar, Renewable Energy Corporation ASA (REC) and Q-Cells SE (Q-cells). Since its opening, Sovello has produced and shipped over 170 megawatts, or MW, of solar panels utilizing our string ribbon technology and has a current annual production capacity of approximately 90 MW.
Through intensive research and design efforts, we have significantly enhanced our wafer manufacturing technology and our ability to manufacture multi-crystalline silicon wafers. Our manufacturing facility located in Devens, Massachusetts, which opened in mid-2008, uses our Quad wafer furnace equipment, which grows four thin strips of multi-crystalline silicon from one furnace and incorporates a state of the art automated wafer cutting technology that further improves our wafer manufacturing process. Upon reaching full production capacity, which is expected to occur in the second half of 2009, the Devens facility is expected to operate at an annual production capacity of approximately
160 MW.
Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. With current silicon consumption of less than five grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately half of the silicon used by wafer manufacturers utilizing conventional sawing processes. The wafers we produce are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies offer significant cost advantages over competing silicon-based PV technologies.
To meet our growth objectives, we have entered into multi-year silicon supply agreements with four suppliers. Under our silicon supply agreements with OCI Company Ltd. (or OCI and formerly DC Chemical Co., Ltd.), Wacker Chemie AG (or Wacker) and Solaricos Trading, LTD (or Nitol), we have silicon under contract that provides over 8,600 metric tons of silicon through 2018 including 550 metric tons in 2009.
Our strategy to date has been to construct and operate fully integrated wafer, cell and panel facilities to demonstrate the scalability of our proprietary String RibbonTM wafer manufacturing technology combined with industry-standard cell processing and panel assembly processes. Based upon the successful commercial-scale implementation of our wafer manufacturing technology at Sovello and at Devens, we are now focusing on further improving upon and expanding our wafer manufacturing technology.
On April 30, 2009, we announced a frame agreement with Jiawei Solar (Wuhan) Co. (or Jiawei), located in Wuhan, China, representing a shift from our fully integrated factory strategy to one that we believe will continue to capitalize on our wafer making capability while utilizing the benefits of subcontractors for cell and panel manufacturing. Jiawei, who already has proven low-cost manufacturing capabilities, will process our wafers into cells and Evergreen-branded panels. This approach is also expected to substantially reduce capital needed for future expansion.
Under the frame agreement with Jiawei,

•	We will manufacture String Ribbon wafers using our state of the art Quad wafer furnaces at a leased facility being built in Wuhan, China on Jiawei’s campus.

•	Jiawei will process String Ribbon wafers into Evergreen Solar-branded panels on a subcontract basis.

•	We will reimburse Jiawei for its cell and panel conversion costs, plus a subcontractor fee. The actual price paid to Jiawei will be negotiated annually.

•	The Wuhan government will provide, or coordinate with other Chinese governmental agencies, various incentives, including guarantees necessary to obtain third-party bank or other financing.

•	Initial capacity is expected to be approximately 100 MW and the parties intend to expand production capacity to approximately 500 MW by 2012, the timing and extent of which will be determined in 2010.
We expect that production in the initial 100 MW annual capacity facility will begin early in the second quarter of 2010 and reach full capacity of 25 MW per quarter by the end of 2010. Total cost estimated for the initial 100 MW facility is between $40 million and $50 million, the majority of which is for quad wafer furnaces. However, we will seek financing for about two thirds of the total cost, reducing our portion of initial capital required to between $15 million to $20 million. At full capacity of about 25 MW per quarter by the end of 2010, we expect that total manufacturing cost of panels produced in China, including Jiawei’s subcontractor fee, will be in the range of $1.40 per watt to $1.50 per watt. This assumes a silicon cost of about $90 per kilogram, which is our current average long-term cost of silicon. As the price of silicon returns to its historic level of about $50 per kilogram and as both we and Jiawei work together to improve technologies and reduce manufacturing costs, we believe that total manufacturing cost could be reduced to approximately $1.00 per watt by the end of 2012.
The establishment of our wafer manufacturing facility and the subcontractor relationship with Jiawei remains subject to the satisfaction of certain conditions, including financing, various import/export and construction permits and the negotiation of definitive agreements between us and Jiawei.
Our revenues today are primarily derived from the sale of solar panels, which are assemblies of PV cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products primarily include on-grid generation, in which supplemental electricity is provided to an electric utility grid. Our products are currently sold to customers primarily in Europe and the United States. During the year-ended December 31, 2008 we entered into seven multi-year solar panel supply agreements, a portion of which are denominated in Euros. As of April 4, 2009, we had approximately 945 MW of backlog remaining under these contracts with deliveries scheduled through 2013.
At April 4, 2009, we had approximately $59.6 million of cash, cash equivalents and marketable securities, of which $3.3 million was due to Sovello that we collected as Sovello’s sales agent. Through mid-2009, the completion of our Devens factory, the first phase of the Midland factory and debt service interest payments will require about $57 million.
We have sales contracts for approximately 80 MW of product to be manufactured at our Devens facility for delivery in 2009. Our sales plan assumes there should be sufficient market demand to sell the remaining expected Devens manufacturing capacity at continually declining selling prices. We expect to moderate our production levels depending on changes in market demands as the year progresses.
We also plan to significantly reduce our manufacturing cost from approximately $3.19 per watt in the first quarter of 2009 to approximately $2.00 per watt by the end of 2009, primarily through increased volume and improved yields and cell conversion efficiency.
We believe that our business plan will provide sufficient cash, cash equivalents and marketable securities to fund our planned capital programs, our share of any potential funding requirements related to our investment in Sovello and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment, we are exposed to particular risks and uncertainties including, but not limited to:
•	possible delays in the completion of our Devens plant, budget overruns or failure to meet expected production levels;

•	selling less than approximately 90 MW to 110 MW of Devens manufactured product at an average selling price of $2.50 to $3.00 per watt to credit worthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to scale capacity resulting in increased costs that could impair business operations;

•	further weakening of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros; and

•	increased funding requirements for Sovello to complete its third manufacturing facility and achieve its planned manufacturing cost and operating metrics, or to potentially address the loss of any prior or expected government grant funding for Sovello.
Although our current business plan indicates we have adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. Our plan with regard to this uncertainty includes, among other actions:
•	continually monitoring our operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant;

•	possibly hedging our exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse exposure, but there can be no assurance that hedges can be put in place at terms acceptable to us or that such hedging activities will be effective; and

•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement, as is the case with our current line of credit, supported by the expected significant increase in our accounts receivable, inventory and overall working capital.
If adequate capital does not become available if needed on acceptable terms, our ability to fund operations, further develop and expand our manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited. Given the continued economic uncertainty, we believe it is prudent to consider a variety of financing options in the short-term in order to maximize our liquidity flexibility and to ensure funds are available for operations and our planned expansion into China.
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
Accounting for Sovello AG
We own a one-third interest in Sovello AG (“Sovello”) and therefore apply the equity method of accounting for our share of Sovello’s operating results in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” Under the equity method of accounting, we report our one-third share of Sovello’s net income or loss as a single line item in our statement of operations and our investment in Sovello as a single line item in our balance sheet.
Until December 31, 2008, we marketed and sold all solar panels manufactured by Sovello under the Evergreen Solar brand, and managed customer relationships and contracts related to the sale of Sovello manufactured product. We receive selling fees from Sovello in connection with our sales of Sovello manufactured product and do not report gross revenue or cost of goods sold resulting from the sale of Sovello’s solar panels. In addition, we receive royalty payments for our ongoing technology contributions to Sovello. Combined, the sales and marketing fee and royalties earned totaled approximately $4.7 million for the quarter ended March 29, 2008. For 2009, we, Q-Cells and REC, our one-third partners in the Sovello joint venture, agreed to have Sovello begin marketing and selling its products under its own brand. Sovello will continue to manufacture some Evergreen Solar-branded product in 2009 and 2010 but, with its independent sales and marketing team now in place, our involvement in marketing and selling Sovello product will decrease. In light of the sales transition, our selling fee for Sovello product sold under the Evergreen Solar brand has been reduced to 0.5% for 2009 from 1.6% in 2008 and will eventually be eliminated once the transition is complete. Despite the sales transition, Evergreen Solar will continue to receive royalty payments for the Evergreen Solar technology used to manufacture Sovello’s products. For the quarter ended April 4, 2009, the sales and marketing fee and royalties earned totaled approximately $1.4 million.
For the quarters ended March 29, 2008 and April 4, 2009, we received approximately $223,000 and $13,000, respectively, from Sovello for reimbursement of research and development costs, and other support costs.
Revenue Recognition and Allowance for Doubtful Accounts
We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell our products to end users throughout the world. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and any known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by Sovello. Product revenues represented 80% and 98% of total revenues for the periods ended March 29, 2008 and April 4, 2009, respectively. International product sales accounted for approximately 50% and 79% of total product revenues for the periods ended March 29, 2008 and April 4, 2009, respectively.
We also evaluate the facts and circumstances related to sales transactions and consider whether risk of loss has passed to the customer upon shipment. We consider whether our customer is purchasing our product for stock, and whether contractual or implied rights to return the product exist. We have not offered rights to return our products other than for normal warranty conditions.
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
Stock-based Compensation
We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost in our operating results over the period during which the employee is required to provide service in exchange for the award, usually the vesting period, in accordance with the provisions of Statement of Financial Accounting Standards No. 123 — (revised 2004), “Share-Based Payment"(“SFAS 123R”). We selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Total equity compensation expense recognized during the quarters ended March 29, 2008 and April 4, 2009 was approximately $1.5 million and $1.7 million, respectively. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of January 1, 2006 will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods.
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
Inventory
Inventory is valued at the lower of cost or market determined on a first-in, first-out basis. Certain factors may impact the net realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. Estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizable value. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We consider lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods. In addition, we have made non-refundable prepayments under several of our multi-year polysilicon supply agreements which are presented on the balance sheet in Prepaid Cost of Inventory. These prepayments will be amortized as an additional cost of inventory as we receive and utilize the silicon. The prepayments are classified as short-term based upon the value of silicon contracted to be delivered during the next twelve months. We carry these prepayments on our balance sheet at cost and periodically evaluates the status of the vendor’s underlying project intended to fulfill the silicon contract.
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
Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, including stock based compensation costs, consulting expenses and prototype costs related to the design, engineering, development, testing and enhancement of our products, manufacturing equipment and manufacturing technology. We expense our research and development costs as incurred. We also may receive payments from Sovello and other third parties as reimbursement of certain research and development costs we incur. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers.
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
Facility start-up. Facility startup expenses consist primarily of salaries and personnel-related costs and the cost of operating a new facility before it has been qualified for full production. It also includes all expenses related to the selection of new sites and the related legal and regulatory costs and the costs to maintain our plant expansion program, to the extent we cannot capitalize these expenditures. We expect to incur significant facility start-up expenses as we continue to plan and qualify new facilities.
Restructuring charges. Restructuring charges consist of costs associated with the closure of our Marlboro pilot manufacturing facility which occurred in December 2008. The charges primarily include severance costs, the write-off of manufacturing equipment, leasehold improvements and inventory, the cost of moving equipment out of the facility, occupancy expenses, and depreciation expense.
Other income (expense), net. Other income (expense) consists of interest income primarily from interest earned on the holding of short-term marketable securities, bond premium amortization (or discount accretion), interest expense on outstanding debt and net foreign exchange gains and losses.
Equity income (loss) from interest in Sovello. We account for our one-third share of Sovello’s operating results under the equity method of accounting which requires us to record our one-third share of Sovello’s net income or loss as one line item in our consolidated statement of operations. For the quarters ended March 29, 2008 and April 4, 2009, Sovello recorded approximately $4.0 and ($3.6) million of net income (loss), respectively, of which we recorded our one-third share of approximately 950,000 and ($1.2) million, net of withholding taxes, respectively.
Comparison of Quarters Ended April 4, 2009 and March 29, 2008
Revenues. Our product revenues for the quarter ended April 4, 2009 were $54.4 million, an increase of $36.2 million, or 198%, from $18.3 million for the quarter ended March 29, 2008. The increase in product revenues is primarily the result of increased sales volume which was generated from our new Devens facility which began shipping product late in the third quarter of 2008. During the quarter ended April 4, 2009 we shipped approximately 17.3 megawatts compared to 4.8 megawatts for the quarter ended March 29, 2008, an increase of 260%. This increase in volume was offset by lower average selling prices of approximately 16.0% that resulted from continued pricing pressures in the market place in addition to a stronger U.S. dollar during the first quarter of 2009 compared to the first quarter of 2008. In addition, we believe that first quarter 2009 sales were negatively impacted by the credit constraints experienced by our customers in the current economic downturn. Royalty revenue and marketing and selling fees from Sovello for the quarter ended April 4, 2009 were $1.4 million, a decrease of $3.3 million, or 71%, from $4.7 million for the quarter ended March 29, 2008. The decrease in royalty revenue and marketing and selling fees from Sovello was due mainly to lower sales volume at Sovello. The stronger U.S. dollar and lower contractual selling fee rate also contributed to the decline.
International product revenues accounted for 79% and 50% of total product revenues for the quarters ended April 4, 2009 and March 29, 2008, respectively. As we increase our capacity driven by the completion of our Devens facility, we expect that we will continually adjust our distribution strategy as markets for solar energy rapidly develop and change.
The following table summarizes the concentration of quarterly product revenues by geography and customer:

	Quarter Ended
	March 29,	April 4,
	2008	2009
By geography:
United States	50%	21%
Germany	49%	46%
Italy	—	28%
All other	1%	5%

	100%	100%

By customer:
Itochu Corporation	—	28%
IBC Solar AG	—	14%
Wagner & Co. Solartechnik GmbH	—	14%
SunPower Corporation (formerly PowerLight)	52%	—
Ralos Vertiebs GmbH	17%	11%
S.A.G. Solarstrom Vertriebs GmbH	17%	—
All other	14%	33%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the quarter ended April 4, 2009 was approximately $55.1 million, an increase of approximately $39.9 million from $15.2 million for the quarter ended March 29, 2008. Gross margin for the quarter ended April 4, 2009 was 1.2% compared to 33.6% for the quarter ended March 29, 2008. The decrease in gross margin resulted from the lower selling prices, the higher costs associated with the initial production of our new Devens facility, and the level of fixed costs in relation to our sales volumes as we ramp capacity at Devens. In addition, lower royalty and selling fees from Sovello contributed to the decline in gross margin. The higher initial production costs are temporary and resulted from the inefficiencies we anticipated during the initial stages of our significant capacity expansion. We anticipate that gross margins will improve as the Devens facility continues to increase its output; and we expect it to reach its full capacity during the second half of 2009.
Research and development expenses. Our research and development expenses for the quarter ended April 4, 2009 were approximately $4.4 million, a decrease of approximately $497,000 or 10%, from $4.9 million, net of $223,000 of reimbursements from Sovello, for the quarter ended March 29, 2008. The decrease is primarily attributable to lower usage of materials or approximately $465,000 and lower allocated manufacturing support costs of $632,000. This decrease was offset by slightly higher compensation related costs of approximately $151,000 due to additional personnel, higher depreciation expense of approximately $117,000 associated with the expanded R&D facilities and associated equipment, and $81,000 of increased professional fees.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended April 4, 2009 were approximately $6.4 million, an increase of $1.4 million, or 28%, from $5.0 million for the quarter ended March 29, 2008. In general, our selling, general and administrative costs have increased as a result of our overall expansion of operations. The increase in selling, general, and administrative expenses was primarily attributable to increased compensation and related costs of approximately $631,000 associated with additional personnel, higher marketing and communication costs of approximately $111,000 associated with increased advertising and trade show costs, increased IT costs of approximately $215,000 to support the growth of our operations, higher insurance costs of $138,000 associated with our expanded facilities, and higher legal and regulatory fees in support of our on-going operations.
Write-off of loan receivable from silicon supplier. During December 2007, we entered into a multi-year silicon supply agreement with Silpro which provided the general terms and conditions pursuant to which Silpro would supply us with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with this supply agreement, we loaned Silpro 30 million Euros, which is scheduled to be repaid in the first quarter of 2013. The loan carries an interest rate of 3.0% compounded annually. In April, 2009 as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings, a process similar to bankruptcy proceedings in the United States. As a result of the court protection filing we determined that our loan receivable and the related interest from Silpro has become impaired; and we recognized a non-cash charge of $43.9 million during the period ended April 4, 2009.
Facility start-up costs. In preparing for the operations of our Devens, Massachusetts facility and our Midland, Michigan facility, we incurred costs for the quarter ended April 4, 2009 of $3.5 million, comparable to the quarter ended March 29, 2008. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs and other miscellaneous costs associated with preparing and qualifying these facilities for production. Construction on the facility in Devens began in September 2007 with the first solar panels produced late in the third quarter of 2008 with the second phase of Devens nearing completion. Construction on the facility in Midland began during the third quarter of 2008 with production scheduled to begin during the second half of 2009.
Restructuring charges. We recorded a charge to continuing operations for the quarter ended April 4, 2009 of approximately $1.8 million and approximately $1.9 million for the quarter ended March 29, 2008. The charges for the quarter ended April 4, 2009 relate to the closing of our Marlboro, Massachusetts pilot manufacturing facility in December 2008, part of our ongoing efforts to lower overhead costs and reduce overall cash requirements. Virtually all of the Marlboro pilot manufacturing facility employees transferred to the Devens manufacturing facility to fill open positions associated with its second phase. Future advanced manufacturing piloting activities will be performed at our Devens manufacturing facility. The charges we recorded during the quarter were comprised primarily of severance for terminated employees, rent and utilities for the closed facility, and professional fees associated with the closing of the facility. We may also incur location restoration and related costs during the remainder of 2009. The charges for the quarter ended March 29, 2008 were for equipment write-offs of our early generation wafer manufacturing machines that would not be used at our Devens facility.
Other income (expense), net. Other expense, net of $3.9 million for the quarter ended April 4, 2009 was comprised of approximately $700,000 in net foreign exchange losses and $5.4 million in net interest expense offset by approximately $2.2 million in interest income associated with our marketable securities and loans receivable. Other income, net of $6.5 million for the quarter ended March 29, 2008 consisted of $3.8 million in net foreign exchange gains and $3.0 million in interest income offset by $316,000 in net interest expense. The increase in net foreign exchange losses was due primarily to the timing of our Euro denominated transactions in addition to the mark-to-market adjustment on our Euro denominated loan to a silicon supplier. The decrease in interest income is attributable to lower interest rates in addition to our lower average cash balance that resulted primarily from our use of cash for the construction of the Devens and Midland facilities, and our operational requirements driven by the growth of our business. The higher interest expense for the quarter ended April 4, 2009 is attributable to our higher debt obligations which increased by approximately $284 million in the third quarter of 2008 to support our capacity expansion. This increase was partially offset by a slightly lower interest coupon rate on the new borrowings and higher capitalized interest costs that resulted from our on-going construction activities.
Equity income (loss) from interest in Sovello. The equity loss from our interest in Sovello for the quarter ended April 4, 2009 was $1.2 million, net of withholding taxes, compared to equity income of $950,000, net of withholding taxes, for the quarter ended March 29, 2008. The decrease in Sovello’s operating results was primarily due to lower sales volume.
Net Loss. As a result of the foregoing, net loss was $64.3 million for the quarter ended April 4, 2009 ($0.40 net loss per share, basic and diluted) compared to a net loss of $25,000 for the quarter ended March 29, 2008 ($0.00 net loss per share, basic and diluted).
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues; and, beginning in 2007, fees from Sovello for our marketing and sale of Sovello panels and royalty payments for our technology contribution to Sovello. At April 4, 2009, we had working capital of $105.4 million, including cash, cash equivalents and marketable securities of $59.6 million.
Net cash used in operating activities was $47.5 million for the quarter ended April 4, 2009 compared to $18.1 million for the quarter ended March 29, 2008. The use of cash for operating activities in the quarter ended April 4, 2009 was due primarily to losses from our operations of $6.1 million, net of non-cash charges, increases in accounts receivable of approximately $12.4 million associated primarily with our increase in revenue in addition to slightly longer customer payment cycles, an increase in inventory of $6.3 million as we continue to scale Devens, and a reduction in accounts payable and accrued expenses of $24.8 million due to timing of payments including amounts due Sovello. The net cash used in operating activities for the quarter ended March 29, 2008 resulted from an increase in prepaid cost of inventory of $12.0 million the majority of which relates to the second OCI polysilicon supply agreement entered into in January 2008 and required a nonrefundable prepayment of approximately $11.0 million. In addition, a decrease in accounts payable of $8.3 million due to timing of payments, and an increase in accounts receivable of $3.8 million due to higher sales volume contributed to the use of cash for operating activities. These uses of cash were offset by the receipt of $5.3 million of grants associated with Devens.
Net cash provided by investing activities was $3.2 million for the quarter ended April 4, 2009 compared to net cash used in investing activities of $38.5 million for the quarter ended March 29, 2008. The net cash provided by investing activities for the quarter ended April 4, 2009 was primarily due to the proceeds from the sale and maturity of marketable securities of $74.1 million offset by expenditures of approximately $59.1 million associated with the construction of our Devens, Massachusetts and Midland, Michigan manufacturing facilities and an advance to Sovello of $11.8 million made in conjunction with a shareholder loan agreement entered into with them along with REC and Q-Cells, our joint venture partners. As of April 4, 2009, our outstanding commitments for capital expenditures were approximately $26.7 million. The net cash used in investing activities of $38.5 million for the quarter ended March 29, 2008 was due to the expenditures associated with our new Devens manufacturing facility, and to a lesser extent, facility improvements and purchases of equipment for our Marlboro research and development facility. In addition, the second installment of 15 million Euros (approximately $22.2 million) was made to Silpro in conjunction with our loan agreement with them which has since been written-off (see Write-off of loan receivable from silicon supplier). These uses were offset by the net sales and maturities of marketable securities of approximately $45.2 million.

Net cash provided by financing activities was $191,000 for the quarter ended April 4, 2009 compared to $167.5 million for the quarter ended March 29, 2008. Net cash provided by financing activities for the quarter ended April 4, 2009 resulted mainly from the net proceeds associated with the exercise of stock options and shares purchased under our Employee Stock Purchase Plan. Net cash provided by financing activities for the quarter ended March 29, 2008 resulted from the net proceeds of 18.4 million shares of our common stock sold in public offering at $9.50 per share and which closed on February 15, 2008.
For the quarters ended April 4, 2009 and March 29, 2008, we recorded approximately $4.8 million and $984,000, respectively, in interest expense associated with our Senior Convertible Notes and Subordinated Convertible Notes (which were redeemed in July 2008), net of capitalized interest of approximately $1.8 million and $794,000, respectively.
Sovello Debt Guarantee and Undertaking
On April 30, 2007, we entered into a Guarantee and Undertaking agreement (the “Old Guarantee”) with Q-Cells and REC in connection with Sovello entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (“Deutsche Bank”). The loan agreement originally provided Sovello with aggregate borrowing availability of up to 142.0 million Euros which was amended to 192.5 million Euros in September 2008. Pursuant to the Old Guarantee, we along with Q-Cells and REC, each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of Sovello’s repayment obligations under the loan agreement. As of April 4, 2009, the total amount of debt outstanding under the loan agreement was 121.0 million Euros (approximately $163.3 million at April, 4, 2009 exchange rates) all of which was current. Repayment of the loan is due in quarterly installments through December 31, 2011.
As of April 4, 2009, Sovello is in violation of its bank loan agreement. The violation allows the bank to exercise its termination rights and call the loan. However, the bank has temporarily waived the violation and is negotiating with Sovello and its shareholders to amend the loan agreement. In the first quarter of 2009 the quarterly repayments were suspended.
On April 15, 2009, we entered into a guarantee of loan obligations on behalf of Sovello. Pursuant to the new guarantee, we have agreed to guarantee up to 10 million Euros of Sovello’s repayment obligations under Sovello’s loan agreement. Sovello’s other shareholders also entered into guarantees for an additional 20 million Euro’s with Deutsche Bank on the same terms as us.
The shareholder guarantees were provided by us and Sovello’s other shareholders in connection with ongoing discussions between Sovello, Deutsche Bank and the shareholders regarding a restructuring of Sovello’s obligations under the Sovello loan agreement. In connection with the guarantees, we, Q-Cells and REC also entered into a letter agreement with Deutsche Bank. Pursuant to the letter agreement the three Sovello shareholders made loans to Sovello in the aggregate amount of 15 million Euros, including 5 million Euros loaned by us. Also pursuant to the letter agreement, the shareholders agreed to provide Sovello through August 15, 2009 with additional liquidity, if needed, other than payments that might be required pursuant to the Loan Agreement. Based on the current business plan for Sovello, we do not expect the liquidity assurance will require the shareholders to advance additional funding to Sovello.
Evergreen Solar Loans to Sovello
In January 2007, we, REC and Q-Cells entered into a shareholder loan agreement with Sovello. Under the terms of the shareholder loan agreement, Sovello repaid all outstanding shareholder loans at that time, plus accrued interest, in exchange for the shareholder loan of 30 million Euros from each shareholder. Since that time, we, REC and Q-Cells have entered into several other shareholder loan agreements with Sovello with our share denominated in U.S. dollars. Interest on the January 25, 2007 and June 26, 2008 loans is payable quarterly in arrears. Interest on the December 22, 2008 and March 30, 2009 loans is payable concurrent with the repayment of the underlying principal amounts. The table below summarizes the principal and terms of our share of these outstanding loans as of April 4, 2009:

Date of Loan	Principal (EUR)	Principal (USD)	Interest Rate	Original Date Due
January 25, 2007	€30,000,000	$40,479,000	5.43%	December 31, 2009 *

June 26, 2008	€ —	$18,174,000	6.71%	December 31, 2009 *

December 22, 2008	€ —	$10,650,000	6.00%	June 30, 2010 *

March 30, 2009	€ —	$6,700,000	7.00%	June 30, 2009 *

*	Due upon the earlier of the completion of an initial public offering or other liquidity event generating sufficient cash to repay the loan.
Liquidity Risk and Uncertainty
At April 4, 2009, we had approximately $59.6 million of cash, cash equivalents and marketable securities, of which $3.3 million was due to Sovello that we collected as Sovello’s sales agent. Through mid-2009, the completion of our Devens factory, the first phase of the Midland factory and debt service interest payments will require about $57 million.
We have sales contracts for approximately 80 MW of product to be manufactured at our Devens facility for delivery in 2009. Our sales plan assumes there should be sufficient market demand to sell the remaining expected Devens manufacturing capacity at continually declining selling prices. We expect to moderate our production levels depending on changes in market demands as the year progresses.
We also plan to significantly reduce our manufacturing cost from approximately $3.19 per watt in the first quarter of 2009 to approximately $2.00 per watt by the end of 2009, primarily through increased volume and improved yields and cell conversion efficiency.
We believe that our business plan will provide sufficient cash, cash equivalents and marketable securities to fund our planned capital programs, our share of any potential funding requirements related to our investment in Sovello and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment, we are exposed to particular risks and uncertainties including, but not limited to:
•	possible delays in the completion of our Devens plant, budget overruns or failure to meet expected production levels;

•	selling less than approximately 90 MW to 110 MW of Devens manufactured product at an average selling price of $2.50 to $3.00 per watt to credit worthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to scale capacity resulting in increased costs that could impair business operations;

•	further weakening of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros; and

•	increased funding requirements for Sovello to complete its third manufacturing facility and achieve its planned manufacturing cost and operating metrics, or to potentially address the loss of any prior or expected government grant funding for Sovello.
Although our current business plan indicates we have adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. Our plan with regard to this uncertainty includes, among other actions:
•	continually monitoring our operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant;

•	possibly hedging our exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse exposure, but there can be no assurance that hedges can be put in place at terms acceptable to us or that such hedging activities will be effective; and

•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement, as is the case with our current line of credit, supported by the expected significant increase in our accounts receivable, inventory and overall working capital.

If adequate capital does not become available if needed on acceptable terms, our ability to fund operations, further develop and expand our manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited. Given the continued economic uncertainty, we believe it is prudent to consider a variety of financing options in the short-term in order to maximize our liquidity flexibility and to ensure funds are available for operations and our planned expansion into China.
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
Foreign Currency Exchange Rate Risk
As we expand our manufacturing operations and distribution network internationally, our exposure to fluctuations in currency exchange rates may increase. We endeavor to denominate the purchase price of our equipment and materials and the selling price for our products in U.S. dollars but are not always successful in doing so. To the extent that our purchases or sales are made in foreign currency, we will be exposed to currency gains or losses.
During 2007 and 2008, we entered into multi-year silicon supply agreements with several suppliers, a portion of which are denominated in Euros. The agreements have varied start and end dates. Additionally, from time to time we may agree to purchase equipment and materials internationally with delivery dates as much as six to twelve months in the future.
For the quarter ended April 4, 2009, approximately 81% of our product revenues were denominated in Euros. The portion of our sales that are denominated in Euros can vary widely in any one period. During the year ended December 31, 2008 we entered into several multi-year solar panel supply agreements, a portion of which are denominated in Euros. The combined current estimated sales value for all seven agreements is approximately $2.7 billion at April 4, 2009 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels which began primarily in the second half of 2008 and continue through 2013.
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

Internal Control over Financial Reporting
During the quarter ended April 4, 2009, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In October 2008 we filed suit in the United States Bankruptcy Court for the Southern District Court of New York against Barclays PLC and certain of its affiliated entities (or Barclays), and Lehman Brothers Holdings Inc. and certain of its affiliated entities (or Lehman Brothers) seeking the return of approximately 12.2 million shares of our common stock previously loaned by us to Lehman Brothers in July 2008. Those shares were held by Lehman Brothers when it filed for bankruptcy and purportedly transferred to an affiliate of Barclays, PLC, Barclays Capital Inc. We have specifically demanded Barclays immediately return the 12.2 million shares it obtained from Lehman Brothers after Lehman Brothers filed for bankruptcy on the grounds that, among other things, Lehman Brothers did not hold title to the shares at the time of the purported transfer to Barclays.
In connection with the initiation of the lawsuit, we asked the Court to enjoin any further transfer of the shares received by Barclays from Lehman. On November 5, the Bankruptcy Court denied our motion for such an injunction. In February 2009 we agreed to dismiss our claims against Barclays PLC as it was determined that the 12.2 million shares had been transferred to Barclays Capital Inc. and Barclays PLC was not needed as a party to the lawsuit. In February 2009, the remaining defendants filed motions to dismiss all of our claims. In response, we filed our opposition to the motions to dismiss and a hearing on the motions to dismiss was held on April 22, 2009. At the April 22 hearing, oral arguments were presented by the defendants and us for and against the defendants’ motions to dismiss our claims. The court has not yet ruled on the motions to dismiss or indicated when it will rule. We cannot predict the outcome of this effort to recover our shares or payment or damages related thereto.
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
Item 1A. Risk Factors
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008 as filed on March 2, 2009 and subsequently amended describes some of the risks and uncertainties associated with our business. Additional risks and uncertainties that may adversely impact our business, financial condition, results of operations, cash flows and future results are described below. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on currently available information. These other factors that are not disclosed below or in our most recent Annual Report on Form 10-K also have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.
We may fail to consummate our proposed expansion in Wuhan, China and establish a manufacturing relationship with Jiawei Solar (Wuhan) Co.
We have not entered into a definitive agreement with respect to the proposed expansion and contract manufacturing relationship with Jiawei Solar (Wuhan) Co. (“Jiawei”) and we cannot assure you that a definitive agreement will be reached or, even if a definitive agreement is reached, that the expansion and contract manufacturing relationship will be consummated on the anticipated schedule or at all.

The consummation of the proposed expansion and contract manufacturing relationship is subject to certain risks and uncertainties, including among other things, our ability to (1) secure adequate financing for the establishment of the proposed manufacturing facilities, (2) obtain third party approvals such as the necessary import and export licenses from applicable government agencies, permits for the construction and operation of the factories, and (3) final contractual arrangements with Jiawei. In addition, the actual costs and complexity of the proposed expansion and manufacturing relationship may be greater than expected.
Our business and the market price of our common stock may also be adversely affected if the proposed expansion and manufacturing relationship is not consummated or successful, because (1) our management’s attention may have been diverted from our day-to-day business and our relationships with customers may be disrupted as a result of efforts relating to the proposed expansion and contract manufacturing relationship, (2) the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed expansion and contract manufacturing relationship will be consummated, (3) we must pay certain costs related to the proposed expansion and contract manufacturing relationship, such as legal and accounting fees and expenses, and (4) we would not realize the benefits we expect to realize from the expansion and manufacturing relationship.
We face particular commercial, jurisdictional and legal risks associated with our proposed expansion in China.
We have announced we expect to enter into a subcontracting agreement with Jiawei to process our String Ribbon wafers into cells and Evergreen Solar-branded panels. We expect the panels made for us by Jiawei will represent a substantial portion of our annual capacity by late 2010. Accordingly, our financial condition, results of operations, business and/or prospects could be materially adversely affected if we are not successful in our subcontracting relationship with Jiawei in China. The success of this relationship and our activities in China in general are subject to the economic, political and legal conditions and/or developments in China.
Examples of economic and political developments that could adversely affect us include government control over capital investments or changes in tax regulations that are applicable to us. In addition, a substantial portion of the productive assets in China remain government owned. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Additionally, China has historically adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in China or otherwise place them at a competitive disadvantage in relation to domestic companies. Any adverse change in economic conditions or government policies in China could have a material adverse effect on our overall economic growth and therefore have an adverse effect on our financial condition, results of operations, business and/or prospects.
We also face risks associated with Chinese laws and the Chinese legal system. China’s legal system is rapidly evolving and, as a result, the interpretation and enforcement of many laws, regulations and rules are not always uniform and legal proceedings in China often involve uncertainties. The legal protections available to us may therefore be uncertain and may be limited. Implementation of Chinese intellectual property related laws has historically been lacking, primarily because of ambiguities in Chinese laws and difficulties in enforcement. Accordingly, the intellectual property rights and confidentiality protections available to us in China may not be as effective as in the United States or other countries. In addition, any litigation brought by or against us in China may be protracted and may result in substantial costs and diversion of resources and management attention and the anticipated outcome would be highly uncertain. As a result of the foregoing factors, our financial condition, results of operations, business and/or prospects may be materially adversely affected.
Our growing international operations and customer base require us to comply with complex, multi-national income, value-added and other tax rules, our accruals for which may be insufficient.
Significant judgment is required in determining our worldwide liability for U.S. federal, state and international taxes, including income tax, value added tax, import and export tax. Although we believe that our estimates of such provisions and accruals are consistent with applicable laws and our contractual relationships with customers and suppliers, no assurance can be given that our provisions and accruals for such taxes have been and will be sufficient. If they are not sufficient, or our exposure to taxes substantially increases, our financial condition, results of operation, business or prospects may be adversely affected.

Item 6. Exhibits *

Number	Description

3.1 (1)	Third Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2 (1)	Second Amended and Restated By-laws (Exhibit 3.4)

3.3 (2)	Amendment No. 1 to the Seconded Amended and Restated By-laws (Exhibit 3.1)

3.4 (3)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Exhibit 3.1)

3.5 (4)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company (Exhibit 4.4)

3.6 (5)	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Company (Exhibit 3.4)

4.1 (6)	Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Exhibit 4.1)

4.2 (6)	First Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Exhibit 4.2)

4.3 (6)	Form of 4% Senior Convertible Note due 2013 (Exhibit 4.2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Material agreements disclosed on Form 8-K during the Registrant’s fiscal quarter ending July 4, 2009 will be filed with the Registrant’s Form 10-Q for the fiscal quarter ending July 4, 2009 as required pursuant to the instructions to Item 601 of Regulation SK.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A, filed on October 3, 2000. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1/A.

(2)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 18, 2008 and filed on June 23, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 dated June 9, 2003. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(5)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-3 dated May 16, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: May 11, 2009

/s/ Michael El-Hillow
Michael El-Hillow
Chief Financial Officer and Secretary
(Principal Financial Officer)