Form 10-Q
period 2009-07-04
EVERGREEN SOLAR INC
filed 2009-08-12
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of August 7, 2009 the registrant had 208,300,416 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 4, 2009

Forward Looking Statements	1
Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosure About Market Risk	41
Item 4. Controls and Procedures	42
Part II. Other Information	42
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 6. Exhibits	44
Signatures	45

Exhibits:
EX-10.2 Letter Agreement between the Registrant, Renewable Energy Corporation ASA and Q-Cells SE, and Deutsche Bank, dated April 9, 2009
EX-10.3 Frame Agreement between the Registrant, Jiawei Solar (Wuhan) Co. and the Wuhan Donghu New Technology Development Zone Management Committee dated April 30, 2009
EX-10.4 Amendment made on June 26, 2009 to the Master Supply Agreement by and between the Registrant and Ralos Vertriebs GmbH, dated May 21, 2008
EX-10.5 Amendment made on June 15, 2009 to the Master Supply Agreement by and between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008
EX-10.6 Amendment made on June 26, 2009 to the Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008
EX-31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302
EX-31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302
EX-32.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906
EX-32.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report and the documents incorporated by reference herein, contain forward-looking statements that involve risks, uncertainties and assumptions, including those discussed in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2009 and subsequently amended. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:
•	our future growth, revenue, earnings and gross margin improvement;

•	the completion of our Devens and Midland facilities, our expected expansion in Wuhan, China and other potential capacity expansions, and the timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•	the sufficiency of our cash, cash equivalents and marketable securities; access to capital markets to satisfy our anticipated cash requirements; and possible sales of securities and our planned use of proceeds from such sales;

•	capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	the demand and market for solar energy, shifts in our geographic product revenue mix, and our position in the solar power market;

•	the volume of photovoltaic solar panels we will produce;

•	the making of strategic investments and expansion of strategic partnerships, manufacturing operations and distribution networks; and the future benefit of these activities;

•	operating efficiency of manufacturing facilities, including increases in manufacturing scale and technological improvements needed to continuously reduce the cost per watt to manufacture our products;

•	revenue from customer contracts primarily denominated in Euros that are subject to foreign currency exchange risks and the use of derivative financial instruments to manage those risks;

•	future plans for the Sovello AG joint venture (“Sovello”), including the need for continued financial support from its shareholders to meet its liquidity needs and our ability to obtain liquidity for our investment;

•	our receipt or Sovello’s receipt and retention of public grant awards and other funding to support our expansion or Sovello’s expansion;

•	our expectations regarding product performance and cost and technological competitiveness;

•	our ability to obtain key raw materials, including silicon supply from our suppliers;

•	the benefits of our proprietary technology and new manufacturing and other developments, including our quad wafer furnace design and continued enhancements of our wafer, cell and panel production technologies.

These statements may be identified with such words as “we expect,” “we believe,” “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We disclaim any obligation to update publicly or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	July 4,
	2008	2009
	(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$100,888	$83,474
Marketable securities	76,621	2,674
Accounts receivable, net of allowance for doubtful accounts	35,458	61,559
Due from Sovello AG	1,949	3,306
Inventory	23,500	29,524
Prepaid cost of inventory	11,696	16,176
VAT receivable, net	1,474	1,495
Other current assets	7,684	7,892

Total current assets	259,270	206,100

Investment in and advances to Sovello AG	115,553	122,984
Restricted cash	212	3,128
Deferred financing costs	6,152	5,460
Loan receivable from silicon supplier	41,757	—
Prepaid cost of inventory	172,193	160,480
Fixed assets, net	406,191	442,634
Other assets	3,579	366

Total assets	$1,004,907	$941,152

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$62,652	$22,732
Due to Sovello AG	22,840	1,802
Accrued employee compensation	6,451	5,861
Accrued interest	7,392	7,024
Accrued warranty	1,182	1,765

Total current liabilities	100,517	39,184

Senior convertible notes, net of discount	311,531	317,267
Deferred income taxes	9,776	9,496

Total liabilities	421,824	365,947
Commitments and Contingencies (Notes 7, 8 and 9)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 164,874,850 and 208,277,378 shares issued and outstanding at December 31, 2008 and July 4, 2009, respectively	1,649	2,083
Additional paid-in capital	803,491	879,496
Accumulated deficit	(223,687)	(308,314)
Accumulated other comprehensive income (loss)	1,630	1,940

Total stockholders’ equity	583,083	575,205

Total liabilities and stockholders’ equity	$1,004,907	$941,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Year-to-Date Period Ended
	June 28,	July 4,	June 28,	July 4,
	2008	2009	2008	2009
Product revenues	$18,118	$62,697	$36,377	$117,136
Royalty and fee revenues	4,638	1,141	9,326	2,508

Total revenues	22,756	63,838	45,703	119,644
Cost of revenues	14,863	62,628	30,094	117,750

Gross profit	7,893	1,210	15,609	1,894

Operating expenses:
Research and development	5,887	4,444	10,830	8,890
Selling, general and administrative	5,894	6,742	10,886	13,118
Write-off of loan receivable from silicon supplier	—	—	—	43,882
Facility start-up	8,573	687	11,992	4,146
Restructuring charges	2,708	825	4,570	2,617

Total operating expenses	23,062	12,698	38,278	72,653

Operating loss	(15,169)	(11,488)	(22,669)	(70,759)

Other income (expense):
Foreign exchange gains (losses), net	(158)	1,681	3,656	982
Interest income	2,735	1,341	5,762	3,554
Interest expense	(46)	(6,532)	(362)	(11,912)

Other income (expense), net	2,531	(3,510)	9,056	(7,376)

Loss before equity income (loss) from interest in Sovello AG	(12,638)	(14,998)	(13,613)	(78,135)
Equity income (loss) from interest in Sovello AG	3,716	(5,340)	4,666	(6,492)

Net loss	$(8,922)	$(20,338)	$(8,947)	$(84,627)

Net loss per share (basic and diluted)	$(0.08)	$(0.11)	$(0.08)	$(0.49)

Weighted average shares used in computing basic and diluted net loss per share	118,327	180,745	113,625	171,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Year-to-Date Period Ended
	June 28,	July 4,
	2008	2009
Cash flows from operating activities:
Net loss	$(8,947)	$(84,627)

Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest and accretion of bond premiums	(994)	(478)
Amortization of prepaid cost of inventory	234	5,770
Equity (income) loss from Sovello AG	(4,666)	6,492
Amortization of deferred debt financing costs	147	691
Loss on loan receivable from silicon supplier	—	43,882
Depreciation expense	8,577	18,484
Loss on disposal of fixed assets	1,943	—
Provision for warranty	182	606
Amortization of debt discount	—	5,736
Compensation expense associated with employee equity awards	3,398	3,668
Changes in operating assets and liabilities:
Accounts receivable	164	(27,458)
Grants receivable	10,000	—
Inventory	413	(6,024)
Prepaid cost of inventory	(22,953)	(76)
Other current assets	1,636	(2,647)
Accounts payable	(13,590)	(26,577)
Accrued expenses	2,014	(6,206)
Interest payable	(1,784)	632
Other	(4,118)	2,872

Net cash used in operating activities	(28,344)	(65,260)

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(165,652)	(84,581)
(Increase) decrease in restricted cash	17,178	(2,914)
Increase in Sovello AG loan	—	(11,750)
Increase in other loans	(22,164)	—
Purchases of marketable securities	(1,501)	—
Proceeds from sale and maturity of marketable securities	52,806	74,051

Net cash used in investing activities	(119,333)	(25,194)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of offering costs	166,726	72,835
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	1,157	205

Net cash provided by financing activities	167,883	73,040

Net increase (decrease) in cash and cash equivalents	20,206	(17,414)
Cash and cash equivalents at beginning of period	29,428	100,888

Cash and cash equivalents at end of period	$49,634	$83,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2008. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at July 4, 2009, the results of operations for the quarters and year-to-date periods ended June 28, 2008 and July 4, 2009, and the cash flows for the year-to-date periods ended June 28, 2008 and July 4, 2009. The balance sheet at December 31, 2008 has been derived from audited financial statements as of that date, except for the impact of the accounting change described in Note 2, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2009.
The condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Operating results of its foreign subsidiary are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. The operating results and financial position of the subsidiary are limited in nature. Evergreen Solar has operated as one reportable segment since 2007.
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
The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Estimates are used when accounting for the collectability of receivables, valuing deferred tax assets, provisions for warranty claims, determining potential impairments of long-lived assets and investments, and inventory obsolescence.
Certain prior year balances have been reclassified to conform to the current year presentation.
Liquidity and Management Plans
At July 4, 2009, the Company had approximately $86.1 million of cash, cash equivalents and marketable securities which includes the net proceeds of approximately $72.9 million received in May 2009 from the Company’s completed public offering of 42.6 million shares of common stock. Through the remainder of 2009, the completions of its Devens and Midland factories, the initial build-out of its wafer manufacturing facility in Wuhan, China and debt service will require about $55 million.
The Company has sales contracts for approximately 51 megawatts, or MW, of product to be manufactured at its Devens facility for delivery in the balance of 2009. The Company’s sales plan assumes there should be sufficient market demand to sell the remaining expected Devens manufacturing capacity at continually declining selling prices. The Company expects to continue to moderate its production levels depending on changes in market demands as the year progresses.
The Company also expects to continue to significantly reduce its Devens manufacturing cost from approximately $2.70 per watt in the second quarter of 2009 to approximately $2.00 per watt by the end of 2009, primarily through increased volume (assuming a run rate of approximately 40 MW per quarter) and improved manufacturing yields and conversion efficiency.
The Company believes that its business plan will provide sufficient cash, cash equivalents and marketable securities to fund its planned capital programs, its share of any potential funding requirements related to its investment in Sovello and its operating needs for the next 12 months. While the Company’s business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the resulting excess capacity, the company is exposed to additional particular risks and uncertainties including, but not limited to:
•	the need to maintain the Devens facility at a minimum of 75% capacity, or 30 MW per quarter, and stabilization of panel pricing at about $2.00 to $2.25 per watt, with sales made to credit worthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to scale capacity resulting in increased costs that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros; and

•	increased funding requirements for Sovello to complete its third manufacturing facility and achieve its planned manufacturing cost and operating metrics, to provide Sovello with additional liquidity, if needed, or to potentially address the loss of any prior or expected government grant funding for Sovello (see Note 6).
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
2. Accounting Change
Effective January 1, 2009 the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) which required retrospective application. FSP No. APB 14-1 requires issuers of certain convertible debt instruments to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Upon the original issuance of its Senior Convertible Notes (“Senior Notes”) in 2008, the Company recorded the debt obligation as long-term debt in accordance with the applicable accounting standards at that time. As required by FSP No. APB 14-1, the Company estimated the fair value, as of the date of issuance, of its Senior Notes as if the instrument was issued without the conversion option. The difference between the fair value and the principal amount of the instrument was retrospectively recorded as debt discount and as a component of equity. The amortization of the debt discount is being recognized over the expected five-year life of the Senior Notes as a non-cash increase to interest expense. A portion of the incremental interest cost is capitalized and added to the cost of qualified assets. The Company’s aggregate principal amount of $90.0 million subordinated convertible notes which were issued in June 2005 and subsequently redeemed in July 2008 are not within the scope of FSP No. APB 14-1.
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
For the quarter and year-to-date periods ended July 4, 2009, the Company recognized non-cash interest expense of approximately $2.9 million and $5.7 million, respectively, associated with the amortization of the debt discount. The adoption of FSP No. APB 14-1 did not result in a change to the Company’s condensed consolidated statement of operations for the quarter and year to date period ended June 28, 2008 as its Senior Notes were issued in the third quarter of 2008. However, the Company will be required to amend its 2008 operating results for the third and fourth quarters of 2008 and the full year 2008 when presented in future filings.
3. Cash and Marketable Securities
Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.
The Company’s marketable securities are classified as available-for-sale. At December 31, 2008 and July 4, 2009, the Company primarily held commercial paper and corporate bonds. All commercial paper is rated A-1/P-1 or higher and corporate bonds A/A2 or higher. The investments are carried at fair market value. At December 31, 2008 and July 4, 2009, there were unrealized gains of $26,000 and $8,000, respectively, which are reported as part of stockholders’ equity.

The following table summarizes the Company’s marketable securities as of December 31, 2008, with maturity dates ranging from January 2009 through August 2009 (in thousands):

		Unrealized
	Amortized	Gains	Fair
	Cost	(Losses)	Value
Government Obligations	$9,997	$3	$10,000
Commercial paper	44,852	24	44,876
Corporate bonds	21,746	(1)	21,745

Marketable Securities	$76,595	$26	$76,621

The following table summarizes the Company’s marketable securities as of July 4, 2009, with maturity dates ranging from July 2009 through August 2009 (in thousands):

	Amortized	Unrealized	Fair
	Cost	Gains	Value
Corporate bonds	$2,666	$8	$2,674

Marketable Securities	$2,666	$8	$2,674

4. Inventory
Inventory consisted of the following at December 31, 2008 and July 4, 2009 (in thousands):

	December 31,	July 4,
	2008	2009
Raw materials	$17,928	$18,589
Work-in-process	3,910	5,088
Finished goods	1,662	5,847

	$23,500	$29,524

Prepaid cost of inventory	$183,889	$176,656
Less: current portion	11,696	16,176

Non-current portion	$172,193	$160,480

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
On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silicium de Provence S.A.S. (“Silpro”). This supply agreement provides the general terms and conditions pursuant to which Silpro will supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company loaned Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time was recorded as an adjustment to the cost of inventory. At December 31, 2008 this loan is presented on the balance sheet as loan receivable from silicon supplier. In April 2009 as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the loan receivable from Silpro and the related interest will not be repaid and the Company has recognized a non-cash charge of $43.9 million for the quarter ended April 4, 2009. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure a long-term financing solution.
5. Fixed Assets
Fixed assets consisted of the following at December 31, 2008 and July 4, 2009 (in thousands):

	Useful	December 31,	July 4,
	Life	2008	2009
		(Adjusted)
Land		$119	$119
Building	40 years	97,957	177,451
Laboratory and manufacturing equipment	3-7 years	182,109	276,081
Computer and office equipment	3-7 years	4,594	5,444
Leasehold improvements	Lesser of 15 to 20	16,413	16,418
	years or lease term
Assets under construction		175,880	54,716

		477,072	530,229
Less: Accumulated depreciation		(70,881)	(87,595)

		$406,191	$442,634

During 2007, the Commonwealth of Massachusetts support program awarded the Company $20.0 million in grants towards the construction of its Devens, Massachusetts manufacturing facility, virtually all of which has been received as of July 4, 2009. The grants have been capitalized as a reduction of the construction costs. The funds granted are subject to repayment by the Company if, among other conditions, the Devens manufacturing facility does not create and maintain 350 new jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs per annum that are not created. Because the Company has the ability and intent to satisfy the obligations under the awards, the grant monies received will be amortized over the same period as the underlying assets to which they relate.
In conjunction with the closing of the Company’s Marlboro, Massachusetts pilot manufacturing facility in December 2008, it recorded write-offs of leasehold improvements and other related building costs with a net book value of approximately $5.4 million and equipment of approximately $20.9 million. In addition to the closure of Marlboro the Company incurred charges of approximately $8.0 million to write-off R&D equipment that supported now-obsolete technologies.
Depreciation expense for the quarter and year-to-date periods ended June 28, 2008 and July 4, 2009 was $6.1 million, $10.0 million, $8.6 million and $18.5 million, respectively.
As of July 4, 2009, the Company had outstanding commitments for capital expenditures of approximately $18.8 million, primarily for the construction and equipment for its Devens facility and for its new Midland, Michigan facility.
6. Investment in Sovello
The Company owns a one-third interest in Sovello and therefore applies the equity method of accounting for its share of Sovello’s operating results in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.”

The financial information for Sovello for the quarter and year to date periods ended June 28, 2008 and July 4, 2009 is as follows (in thousands):

	Quarter Ended		Year-to-Date Ended
	June 28,	July 4,	June 28,	July 4,
	2008	2009	2008	2009
Revenue	$91,972	$13,199	$174,246	$46,709
Cost of goods sold	69,598	22,835	136,465	47,872
Other expenses	12,355	7,208	23,782	19,317
Net income (loss)	10,019	(16,844)	13,999	(20,480)

	December 31,	July 4,
	2008	2009
Current assets	$241,871	$228,424
Non-current assets	408,347	446,724
Current liabilities	181,550	236,439
Non-current liabilities	318,627	308,732
The European Commission is currently reviewing certain investment grants relating to the construction of the Sovello 1 and Sovello 2 facilities. Grants of approximately 9.0 million Euros (approximately $12.6 million at July 4, 2009 exchange rates) relating to Sovello 1 (which have been received by Sovello) and up to 18.0 million Euros (approximately $25.2 million at July 4, 2009 exchange rates) relating to the combined Sovello 1 and Sovello 2 facilities (which have been earned but yet to be received) are under review.
If an unfavorable ruling by the European Commission is received by Sovello, which would require repayment of any grants already received, or if any of the grants earned but not yet received by Sovello are denied payment, then the Company would be obligated to fund its pro-rata share of the lost grant amounts through further loans or equity contributions. Sovello believes that it qualified for the investment grants and continues to challenge the European Commission’s assertions. Accordingly, Sovello has not recorded any repayment provisions in its financial statements as of July 4, 2009. Sovello’s shareholders, including the Company, agree with Sovello’s position on the matter.
As of July 4, 2009, Sovello is in violation of its bank loan agreement (the “Loan Agreement”) with a syndicate of lenders led by Deutsche Bank AG (“Deutsche Bank”). The violation allows the bank to exercise its termination rights and call the loan. However, Deutsche Bank has temporarily waived the violation and is negotiating with Sovello and its shareholders to amend the loan agreement. Required repayments of the loans were suspended during the first half of 2009.
On April 15, 2009, the Company entered into a guarantee of loan obligations on behalf of Sovello. Pursuant to this guarantee, the Company has agreed to guarantee up to 10 million Euros (approximately $14.0 million at July 4, 2009 exchange rates) of Sovello’s repayment obligations under the Loan Agreement. The Loan Agreement was entered into in April 2007 and amended in September 2008 between Sovello and Deutsche Bank and provides Sovello with an aggregate loan amount of up to 192.5 million Euros. Sovello’s other shareholders also entered into guarantees for an additional 20 million Euros with Deutsche Bank on the same terms as the Company (see Note 9).
The shareholder guarantees were provided by the Company and Sovello’s other shareholders in connection with ongoing discussions between Sovello, Deutsche Bank and the shareholders regarding a restructuring of Sovello’s obligations under the Loan Agreement. In connection with the guarantees, the Company, Q-Cells and REC also entered into a letter agreement with Deutsche Bank. Pursuant to the letter agreement the three Sovello shareholders made loans to Sovello in the aggregate amount of 15 million Euros (approximately $21.0 million at July 4, 2009 exchange rates), including 5 million Euros (approximately $7.0 million at July 4, 2009 exchange rates) loaned by the Company. Also pursuant to the letter agreement, the shareholders agreed to provide Sovello through August 15, 2009 and subsequently amended to September 30, 2009 with additional liquidity, if needed, other than payments that might be required pursuant to the Loan Agreement. The bank syndicate has since asked that each shareholder put an additional 2.0 million Euro into escrow (approximately $2.8 million at July 4, 2009 exchange rates) to continue good faith negotiations on restructuring Sovello’s debt, which was made by the shareholders during the third quarter of 2009.
The Company regularly monitors the performance of Sovello and has assessed the carrying value of its aggregate investment utilizing several factors. Based upon that assessment the Company has concluded that no impairment exists at this time, in light of Sovello’s performance during the first half of 2009. However, if Sovello is not able to restructure the terms of its loan agreements or its operations continue to deteriorate, the carrying value of the Company’s investment may be impaired in the future.
Evergreen Solar Loans to Sovello
In January 2007, the Company, REC and Q-Cells entered into a shareholder loan agreement with Sovello. Under the terms of the shareholder loan agreement, Sovello repaid all outstanding shareholder loans at that time, plus accrued interest, in exchange for a shareholder loan of 30 million Euros (approximately $42.0 million at July 4, 2009 exchange rates) from each shareholder. Since that time, the Company, REC and Q-Cells have entered into several other shareholder loan agreements with Sovello with the Company’s share denominated in U.S. dollars. Interest on the January 25, 2007 and June 26, 2008 loans is payable quarterly in arrears, however such payments have been suspended. Interest on the December 22, 2008 and March 30, 2009 loans is payable concurrent with the repayment of the underlying principal amounts. The table below summarizes the principal and terms of the Company’s share of these outstanding loans as of July 4, 2009 which are included in “Investments in and advances to Sovello AG” on the balance sheet:

Date of Loan	Principal (EUR)	Principal (USD)	Interest Rate	Original Date Due
January 25, 2007	€30,000,000	$41,994,000	5.43%	December 31, 2009 *

June 26, 2008	€—	$18,174,000	6.71%	December 31, 2009 *

December 22, 2008	€—	$10,650,000	6.00%	June 30, 2010 *

March 30, 2009	€—	$6,700,000	7.00%	December 31, 2009 *

*	Per agreement between Sovello’s shareholders and Sovello’s bank, the loans and interest thereon will not be repaid until the earlier of the completion of an initial public offering or other liquidity event generating sufficient cash to repay the loans.
7. Long-Term Debt
Subordinated Convertible Notes
On June 29, 2005, the Company issued convertible subordinated notes (“Notes”) in the aggregate principal amount of $90.0 million with interest on the Notes payable semiannually at the annual rate of 4.375%. The Company received proceeds, net of offering costs, of $86.9 million, a portion of which was used to (1) increase research and development spending on promising next generation technologies, (2) explore further expansion opportunities and (3) fulfill its commitments with Sovello. On July 7, 2008, the Company announced that it had requested U.S. Bank National Association, as trustee under the indenture, to issue a notice of redemption to holders of the Notes to redeem on July 22, 2008 (the “Redemption Date”) all of the outstanding Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the Redemption Date. All of the Notes were converted to common stock of the Company and the Company issued 12,178,607 shares of common stock to the holders of the Notes on July 22, 2008.

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
The Senior Notes bear cash interest at the rate of 4% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2009, with an effective interest cost of approximately 8.4% as a result of the adoption of FSP No. APB 14-1. The Senior Notes will mature on July 15, 2013 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The Senior Notes will not be redeemable at the Company’s option prior to the stated maturity date. If certain fundamental changes occur at any time prior to maturity, holders of the Senior Notes may require the Company to repurchase their Senior Notes in whole or in part for cash equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Company’s Senior Notes is estimated based on quoted market prices which were trading at an average of approximately 44% of par value as of July 4, 2009, or approximately $164.5 million.
At maturity and upon certain other events, including a change of control and when the trading price of the Company’s common stock exceeds 130% of the then effective conversion price, the Senior Notes are convertible into cash up to their principal amount and shares of the Company’s common stock for the remainder, if any, of the conversion value in excess of such principal amount at the initial conversion rate of 82.5593 shares of common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $12.1125 per share). Subject to certain exceptions and limitations, the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading at the conversion price of $12.1125 (or lower) would receive $1,000 (or less) in cash, and the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading above the conversion price of $12.1125 would receive $1,000 in cash and shares of the Company’s common stock to the extent that the market value of the Company’s common stock multiplied by the conversion rate, which is initially 82.5593, exceeds $1,000. If a non-stock change of control occurs and a holder elects to convert Senior Notes in connection with such non-stock change of control, such holder may be entitled to an increase in the conversion rate. The conversion rate may also be adjusted under certain other circumstances, including, but not limited to, the issuance of stock dividends and payment of cash dividends. In accordance with EITF 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and the subsequent guidance in EITF 03-07, “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, the Senior Notes were initially accounted for as traditional convertible debt, with no bifurcation of the conversion feature recognized as a separate asset or liability (see Note 2 Accounting Change for the impact of the Company’s adoption of FSP No. APB 14-1).
For each of the quarters ended June 28, 2008 and July 4, 2009, the Company recorded approximately $984,000 and $6.7 million (which includes non-cash interest of approximately $2.9 million associated with FSP No. APB 14-1 in 2009), respectively, in interest expense associated with its Notes and Senior Notes, and capitalized interest of approximately $984,000 and $502,000, respectively. For each of the year-to-date periods ended June 28, 2008 and July 4, 2009, the Company recorded approximately $2.0 million and $13.4 million (which includes non-cash interest of approximately $5.7 million associated with FSP No. APB 14-1 in 2009), respectively, in interest expense associated with its Notes and Senior Notes, and capitalized interest of approximately $1.8 million and $2.4 million, respectively.
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
On September 15, 2008 and October 3, 2008, respectively, the lead underwriter and its affiliate filed for protection under Chapter 11 of the federal Bankruptcy Code, each an event of default under the transaction. As a result of the default, the affiliate is not expected to perform its obligations if such obligations were to be triggered and the Company’s obligations under the agreement have been suspended. The Company believes it has the right to terminate the Capped Call based on the defaults that have occurred. Accordingly the remaining premium liability under the Capped Call was reversed against equity (see Note 9).
In connection with the sale of the Senior Notes, the Company also entered into a common stock lending agreement (see Common Stock Lending Agreement within Note 11).
8. Line of Credit
On October 16, 2008, the Company entered into a Loan and Security Agreement with a bank for a credit facility that provides for a $40 million secured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on its behalf, and includes a foreign exchange sublimit and a cash management services sublimit. This credit facility replaced a $25 million secured revolving line of credit which matured on July 4, 2008. The interest rates on borrowings under the line of credit will be calculated by reference to the bank’s prime rate and will depend on maintenance by the Company of certain amounts of cash at the bank. The credit facility matures on October 16, 2010, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. As of July 4, 2009, there were approximately $2.9 million of outstanding letters of credit. As collateral and support for the loans to be made under the credit facility, the Company pledged controlling interests in its domestic subsidiaries to the bank, and the Company’s domestic subsidiaries have made unconditional guaranties of the Company’s indebtedness and entered into security agreements with the bank.
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
As of July 4, 2009 the Company is in violation of the financial covenant described above and, as a result, has segregated cash to collateralize the outstanding letters of credit which is included in restricted cash on the balance sheet.

9. Commitments and Contingencies
Potential Litigation with Lehman Brothers.
On July 24, 2009, the Company received a letter purporting to declare an event of default with respect to the Company under the Capped Call transaction (see Note 7) for failure to pay the installment premiums originally due on each of January 15, 2009 and July 15, 2009 in the amount of $2,762,500 on each date, plus corresponding default interest in the amount of $213,154. If the lead underwriter’s affiliate attempts to terminate the Capped Call transaction due to an alleged default by the Company, the lead underwriter’s affiliate may claim that the present value of some or all of the remaining $28.6 million installment premiums plus interest under the transaction are immediately due and payable. The Company continues to maintain that no event of default by reason of non-payment of the installment premiums has occurred in view of the defaults by the lead underwriter’s affiliate under the terms of the Capped Call transaction.
Noise Noncompliance Proceedings for the Devens Manufacturing Facility.
In late-March 2009, initial complaints regarding noncompliance with applicable noise restrictions were made to the Devens Enterprise Commission, (the “ DEC”), the governmental authority that regulates development and zoning within the Devens Enterprise Zone where our Devens, Massachusetts manufacturing facility is located.
After the issuance by the DEC of two noncompliance notices, initial efforts by the Company to remedy the noncompliance and various administrative proceedings, on July 14, 2009, the DEC adopted a Resolution which requires the Company to attenuate certain noises being generated by the Devens facility in violation of the DEC’s noise regulations (together with the Resolution, the “DEC’s Requirements”) by September 2009. Pursuant to the Resolution, the Company is subject to the following key obligations which are in addition to the DEC’s noise regulations:
•	reduction of Devens facility noise to a specified night-time noise level by July 27, 2009 (which was achieved) and to a more stringent night-time noise level by August 17, 2009;

•	performance of weekly monitoring and reporting on attenuation efforts through September 18, 2009;

•	implementation, by specified dates, of attenuation controls specified in the Resolution and use of all diligent efforts to accelerate the implementation of those specified controls;

•	demonstration of compliance with the most stringent applicable noise regulation standard on or before September 15, 2009 while operating the Devens facility at full operating levels to simulate a “worst case noise scenario”, including various transient noise sources; and

•	once compliance has been achieved, maintaining permanent monitoring at the Devens facility and on the nearest abutting property to the Devens facility, with monthly reporting to be provided to the DEC.
To date, the Company has complied with the DEC’s Requirements, and believes, despite the inherent difficulty involved in measuring sound levels resulting from non-facility sources (e.g., wind, rain, highway and other indigenous sounds), it will be able to comply with these requirements within the specified timelines and on a going forward basis. The Company expects it will cost between $2 and $3 million to attenuate the noise from its Devens facility and achieve compliance with DEC’s Requirements. If the Company is unable to comply with the DEC’s Requirements, it will be required to cease operations at its Devens facility until the facility can be operated in compliance with the applicable noise requirements.

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
The following table summarizes the activity regarding the Company’s warranty accrual for the year-to-date periods ended June 28, 2008 and July 4, 2009 (in thousands):

	Year-to-Date Period Ended
	June 28,	July 4,
	2008	2009
Balance at beginning of period	$705	$1,182
Warranty costs accrued	182	606
Warranty costs incurred	—	(23)

Balance at end of period	$887	$1,765

Sovello Debt Guarantees
On April 30, 2007, the Company, Q-Cells and REC entered into a Guarantee and Undertaking Agreement in connection with Sovello entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement originally provided Sovello with aggregate borrowing availability of up to 142.0 million Euros (approximately $198.8 million at July 4, 2009 exchange rates) which was subsequently amended to 192.5 million Euros in September 2008 (approximately $269.5 million at July 4, 2009 exchange rates). Pursuant to the Guarantee, the Company, Q-Cells and REC each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of Sovello’s repayment obligations under the loan agreement. As of July 4, 2009, the total amount of debt outstanding under the loan agreement was 121.0 million Euros (approximately $169.4 million at July 4, 2009 exchange rates) which was all current. Repayment of the loan is due in quarterly installments through December 31, 2011 (see Note 6 Investment in Sovello).
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
The shareholder guarantees were provided by the Company and Sovello’s other shareholders in connection with ongoing discussions between Sovello, Deutsche Bank and the shareholders regarding a restructuring of Sovello’s obligations under the Loan Agreement. In connection with the guarantees, the Company, Q-Cells and REC also entered into a letter agreement with Deutsche Bank. Pursuant to the letter agreement the three Sovello shareholders made loans to Sovello in the aggregate amount of 15 million Euros, including the U.S. dollar equivalent of 5 million Euros loaned by the Company. Also, pursuant to the letter agreement, the shareholders agreed to provide Sovello through August 15, 2009 and subsequently amended to September 30, 2009 with additional liquidity, if needed, other than payments that might be required pursuant to the Loan Agreement.
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
     Level 3-Unobservable inputs that reflect the Company’s views about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.
     A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 and July 4, 2009 (in thousands):

	December 31, 2008
			Using Significant	Using Significant
		Quoted Prices in	Other Observable	Unobservable
	Total Carrying	Active Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Money markets	$65,599	$65,599	$—	$—
Government obligation	10,000	—	10,000	—
Marketable securities	66,621	—	66,621	—

	July 4, 2009
		Quoted Prices	Using Significant	Using Significant
	Total	in Active	Other Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Money markets	$45,764	$45,764	$—	$—
Marketable Securities	2,674	—	2,674	—
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
11. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. As of December 31, 2008, the Company had 250,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. At the Company’s annual meeting of stockholders on June 18, 2008, the stockholder’s approved a resolution increasing the number of authorized shares of common stock from 150,000,000 to 250,000,000, the amount reflected on the Company’s balance sheet. In addition 1,500,000 shares were authorized for future issuance under the Company’s 2000 Stock Option and Incentive Plan. At July 4, 2009, 12,150,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan.
On February 15, 2008, the Company closed a public offering of 18.4 million shares of its common stock, which included the exercise of an underwriters’ option to purchase 2.4 million additional shares. The shares of common stock were sold at a per share price of $9.50 (before underwriting discounts). The net proceeds to the Company from the public offering were approximately $166.7 million.

On May 28, 2009, the Company completed a public offering of 42.6 million shares of its common stock, which included the exercise of an underwriter’s option to purchase 5.6 million additional shares. The shares of common stock were sold at a per share price of $1.80 (before underwriting discounts). Proceeds to the Company from the public offering were approximately $72.9 million, net of reimbursed legal fees and the underwriter’s discount of approximately $3.7 million.
Common Stock Lending Agreement
Concurrent with the offering and sale of the Senior Notes on June 26, 2008, the Company entered into a common stock lending agreement (the “Common Stock Lending Agreement”) with an affiliate (the “Common Stock Borrower”) of the lead underwriter, pursuant to which the Company loaned 30,856,538 shares of its common stock (the “Borrowed Shares”) to the Common Stock Borrower. The Common Stock Borrower offered the 30,856,538 shares in a separate registered offering. The Common Stock Borrower received all of the proceeds from the sale of the borrowed common stock. In consideration for the issuance of the Borrowed Shares, the Common Stock Borrower paid the Company a nominal loan fee. The Common Stock Borrower is required to deliver to the Company 30,856,538 shares of its common stock upon the earliest of (i) July 15, 2013, (ii) the Company’s election, at such time that the entire principal amount of the Senior Notes cease to be outstanding, (iii) the mutual agreement of the Company and the Common Stock Borrower, (iv) the Company’s election, upon a default by the Common Stock Borrower, and (v) the Common Stock Borrower’s election, at any time. The obligations of the Common Stock Borrower under the Common Stock Lending Agreement are guaranteed by the lead underwriter.
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
12. Comprehensive Income (Loss)
Comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income (loss) for the quarter and year-to-date periods ended June 28, 2008 and July 4, 2009, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	June 28,	July 4,	June 28,	July 4,
	2008	2009	2008	2009
Net loss	$(8,922)	$(20,338)	$(8,947)	$(84,627)
Other comprehensive loss:
Unrealized loss on marketable securities	(69)	(10)	(3)	(18)
Cumulative translation adjustments	150	2,999	4,263	328

Total comprehensive loss	$(8,841)	$(17,349)	$(4,687)	$(84,317)

13. Stock Based Compensation
The following table presents share-based compensation expense included in the Company’s consolidated statements of operations under Statement of Financial Accounting Standards No. 123— (revised 2004) “Share-Based Payment” (“SFAS 123R”) for the quarter and year-to-date periods ended June 28, 2008 and July 4, 2009, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	June 28,	July 4,	June 28,	July 4,
	2008	2009	2008	2009
Cost of revenue	$229	$635	$476	$1,170
Research and development expenses	381	373	723	766
Selling, general and administrative expenses	1,003	932	1,732	1,715
Facility start-up	252	10	467	17

	$1,865	$1,950	$3,398	$3,668

Stock-based compensation costs capitalized as part of the construction costs of the Company’s Devens manufacturing facility were approximately $100,000 and $0 for the quarters ended June 28, 2008 and July 4, 2009, respectively and $199,000 and $112,000 for the year-to-date periods ended June 28, 2008 and July 4, 2009, respectively.
Stock Incentive Plan
The Company is authorized to issue up to 12,150,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 625,599 shares are available for future issuance or future grant as of July 4, 2009. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All options granted will expire ten years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.
Stock option activity under the 2000 Plan for the year-to-date period ended July 4, 2009 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)
Outstanding at January 1, 2009	3,688	$4.65
Granted	871	2.24
Exercised	(27)	1.81
Forfeited	(86)	4.52

Outstanding at July 4, 2009	4,446	$4.19

The following table summarizes information about stock options outstanding at July 4, 2009:

			Options Outstanding		Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
		(in thousands)			(in thousands)
$1.32	$1.60	28	4.01	$1.53	28	$1.53
1.61	1.61	1,638	4.44	1.61	1,638	1.61
1.68	2.17	322	4.10	2.01	322	2.01
2.24	2.24	868	9.91	2.24	—	—
2.29	4.70	461	4.85	3.23	461	3.23
5.00	7.30	459	5.47	7.00	454	7.01
7.59	13.97	284	6.11	9.93	254	10.02
14.00	14.00	35	1.33	14.00	35	14.00
15.09	15.09	335	6.64	15.09	251	15.09
19.00	19.00	16	1.33	19.00	16	19.00

		4,446	5.87	$4.19	3,459	$4.37

The aggregate intrinsic value of outstanding options as of July 4, 2009 was $1.6 million, of which $1.4 million relates to options that were vested. The aggregate intrinsic value of outstanding options as of December 31, 2008 was $3.2 million, which relates to options that were vested. The intrinsic value of options exercised during the year-to-date period ended July 4, 2009 was approximately $17,000. As of July 4, 2009, there was $2.2 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. Total cash received from the exercise of stock options was $49,000 for the year-to-date period ended July 4, 2009.
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted for the quarter and year-to-date periods ended July 4, 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

Quarter and Year-to-date
Periods Ended
July 4, 2009
Expected options term (years)	4.5 — 9.25
Risk-free interest rate	1.31% — 2.08%
Expected dividend yield	None
Volatility	129% — 144%
The Company’s expected option term assumption was determined using historical activity for estimating the expected option life. The expected stock volatility factor was determined using historical daily price changes of the Company’s common stock. The Company bases the risk-free interest rate that is used in the stock option valuation model on U.S. Treasury securities issued with maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.
For the quarters and year-to-date periods ended June 28, 2008 and July 4, 2009 there were 0 and 871,000 options granted, respectively.
The Company values restricted stock units and restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures. Restricted stock activity for the quarter ended July 4, 2009 is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding at January 1, 2009	3,132	$10.94
Granted	821	1.93
Vested	(333)	1.69
Forfeited	(79)	10.20

Outstanding at July 4, 2009	3,541	$9.74

Included in outstanding restricted shares are 1.6 million shares of performance-based restricted stock. The Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers in February 2007 and 100,000 shares to an executive officer in July 2007, all of which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2012. Also, in February 2006, the Company granted 800,000 shares of performance based restricted stock to the Company’s executive officers, of which 100,000 shares have since been cancelled due to an employee termination, which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2011. As of July 4, 2009 the Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $18.2 million of compensation expense associated with these performance-based awards if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.
As of July 4, 2009, there was $10.4 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 2.4 years. The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of July 4, 2009 was $8.5 million.
14. Write-off of Loan Receivable from Silicon Supplier
On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silpro. This supply agreement provided the general terms and conditions pursuant to which Silpro would supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company agreed to loan Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time was recorded as an adjustment to the cost of inventory. At December 31, 2008 this loan is presented on the balance sheet as loan receivable from silicon supplier. In April 2009 as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the loan receivable from Silpro and the related interest will not be repaid and the Company has recognized a non-cash charge of $43.9 million during the period ended April 4, 2009. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure a long-term financing solution.
15. Facility Start-up Costs
In preparing for the operation of its Devens facility and its Midland, Michigan facility, the Company incurred start-up costs of approximately $8.6 million and $687,000 for the quarters ended June 28, 2008 and July 4, 2009, respectively. The Company incurred start-up costs of approximately $12.0 million and $4.1 million for the year-to-date periods ended June 28, 2008 and July 4, 2009, respectively. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with preparing and qualifying the facilities for production.
16. Restructuring Charges
On December 31, 2008, the Company ceased production at its Marlboro pilot manufacturing facility as part of its restructuring plan to lower overhead costs and to reduce overall cash requirements. While ongoing R&D activities will continue to be performed at its research and development facility in Marlboro, advanced manufacturing piloting activities will be performed at its Devens manufacturing facility with little or no impact to overall production capacity. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility . For the quarter and year-to-date periods ended July 4, 2009 the Company recorded costs of approximately $825,000 and $2.6 million primarily for severance to terminated employees, rent and utilities, and professional fees associated with closure of the facility. For the quarter and year-to-date periods ended June 28, 2008, the Company recorded $2.7 million and $4.6 million for equipment write-offs of its early generation wafer manufacturing machines that would not be used at its Devens facility.
17. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. The Company has approximately $1.7 million of reserves related to uncertain tax positions on research and development tax credits as of July 4, 2009. The Company is in the process of completing a study of its research and development tax credits which could result in additional charges for these credits. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the carry forwards upon completion of the study would be offset by a corresponding reduction to the valuation of the allowance.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2008 and July 4, 2009, the Company had no accrued interest related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
As a result of additional investments made in Sovello by the Company’s strategic partners in 2006 and 2007, the Company has recorded a deferred income tax liability of $7.4 million associated with the gains recognized from these additional investments, in addition to cumulative translation adjustments. The corresponding amounts are included in shareholders equity. Certain of these amounts, which were recorded in the first quarter of 2008, should have been recorded with the corresponding gains recorded in 2006 and 2007. Management has concluded that the impact of these adjustments on the prior period is immaterial.

18. Net Loss per Common Share
The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarter and year-to-date periods ended June 28, 2008 and July 4, 2009 does not include approximately 19.7 million and 38.9 million potential shares of common stock equivalents outstanding at June 28, 2008 and July 4, 2009, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.
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
19. Geographical and Customer Concentration Information
Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenue:

	Quarter Ended
	June 28,	July 4,
	2008	2009
By geography:
United States	53%	24%
Germany	10%	50%
Spain	27%	—
Korea	3%	15%
All other	7%	11%

	100%	100%

By customer:
IBC Solar AG	—	21%
SunPower Corporation (formerly PowerLight)	52%	—
Ralos Vertriebs GmbH	24%	17%
All other	24%	62%

	100%	100%

The Company has historically relied on a small number of customers for a substantial portion of its business and generally does not require collateral or other security against accounts receivable. The following table summarizes the Company’s concentration of accounts receivable as of December 31, 2008 and July 4, 2009, respectively:

	December 31,	July 4,
	2008	2009
% of accounts receivable

Ralos Vertriebs GmbH	13%	27%
IBC Solar AG	—	20%
Solar City	14%	3%
SunPower Corporation (formerly PowerLight)	20%	—
Top 5 Customers	64%	67%
20. Related Party Transactions
In the normal course of business, the Company purchases silicon from REC and OCI (formerly DC Chemical Co., Ltd.) under existing supply agreements. For the quarters ended June 28, 2008 and July 4, 2009, the Company purchased silicon from REC for approximately $706,000 and $936,000, respectively. For the year-to-date periods ended June 28, 2008 and July 4, 2009, the Company purchased silicon from REC for approximately $1.5 million and $1.8 million, respectively. For the quarters ended June 28, 2008 and July 4, 2009, the Company purchased silicon from OCI for approximately $1.3 million and $6.9 million, respectively. For the year-to-date periods ended June 28, 2008 and July 4, 2009, the Company purchased silicon from OCI for approximately $1.4 million and $13.6 million, respectively. As of July 4, 2009, the Company had approximately $360,000 outstanding to REC and $2.3 million outstanding to OCI.
The Company receives fees from Sovello for its marketing and sale of Sovello panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to Sovello, which combined totaled approximately $4.6 million and $1.1 million for the quarters ended June 28, 2008 and July 4, 2009, respectively, and $9.3 million and $2.5 million for the year-to-date periods ended June 28, 2008 and July 4, 2009, respectively. The Company also receives payments from Sovello as a reimbursement of certain research and development and other support costs it incurs that benefit Sovello. For the quarters ended June 28, 2008 and July 4, 2009, the Company earned $116,000 and $0, respectively, from Sovello for reimbursement of certain research and development costs and other support costs. For the year-to-date periods ended June 28, 2008 and July 4, 2009, the Company earned $339,000 and $13,000, respectively, from Sovello for reimbursement of certain research and development costs and other support costs. In addition, during the normal course of operations, the Company may buy or sell materials from/to Sovello. For the quarters ended June 28, 2008 and July 4, 2009, the Company purchased $48,000 and $29,000 in materials from Sovello, respectively, and sold $6,000 and $0 in materials to Sovello, respectively. For the year-to-date periods ended June 28, 2008 and July 4, 2009, the Company purchased $107,000 and $32,000 in materials from Sovello, respectively, and sold $371,000 and $22,000 in materials to Sovello, respectively. At July 4, 2009 amounts due from Sovello of $3.3 million and amounts due to Sovello of $1.8 million are included in the accompanying condensed consolidated balance sheets.
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
In April 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance in determining fair value when there is no active market or where price inputs being used represent distressed sales. SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides guidance in determining whether impairments of debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.
In May 2009, the FASB issued SFAS No. 165, "Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will be effective for the Company’s third quarter filing. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.
22. Subsequent Events
In connection with the preparation of its condensed consolidated financial statements and in accordance with recently issued SFAS 165, the Company evaluated subsequent events to August 12, 2009, the date the condensed consolidated financial statements were filed with the Securities and Exchange Commission.
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
Large-scale commercial application of our technology, using furnaces that grow two thin strips of multi-crystalline silicon, began in 2005 with the opening of Sovello AG (formally EverQ GmbH), a joint venture between us, Renewable Energy Corporation ASA (REC) and Q-Cells SE (Q-Cells). Since its opening, Sovello has produced and shipped over 175 megawatts, or MW, of solar panels utilizing our string ribbon technology and has a current annual production capacity of approximately 90 MW. Sovello’s third manufacturing line, using our quad wafer technology, is expected to become operational during the third quarter of 2009, but the other facilities may be curtailed depending on market demand.
Through intensive research and design efforts, we have significantly enhanced our wafer manufacturing technology and our ability to manufacture multi-crystalline silicon wafers. Our manufacturing facility located in Devens, Massachusetts, which opened in mid-2008, uses our Quad wafer furnace equipment, which grows four thin strips of multi-crystalline silicon from one furnace and incorporates a state of the art automated wafer cutting technology that further improves our wafer manufacturing process. Upon reaching full production capacity, which is expected to occur late in 2009, the Devens facility is expected to operate at an annual production capacity of approximately 160 MW.
Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. With current silicon consumption of about 4.5 grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately half of the silicon used by wafer manufacturers utilizing conventional sawing processes. The wafers we produce are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies offer significant cost advantages over competing silicon-based PV technologies.
We have entered into multi-year silicon supply agreements with four suppliers. Under our silicon supply agreements with OCI Company Ltd. (or OCI and formerly DC Chemical Co., Ltd.), Wacker Chemie AG (or Wacker), Solaricos Trading, LTD (or Nitol), and REC we have silicon under contract that provides approximately 8,700 metric tons of silicon through 2018 including 610 metric tons in 2009.
Our revenues today are primarily derived from the sale of solar panels, which are assemblies of PV cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products primarily include on-grid generation, in which supplemental electricity is provided to an electric utility grid. Our products are currently sold to customers primarily in Europe and the United States. During the year-ended December 31, 2008 we entered into seven multi-year solar panel supply agreements, a portion of which are denominated in Euros. As of July 4, 2009, we had approximately 935 MW of backlog remaining under these contracts with deliveries scheduled through 2013.
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
On July 30, 2009, we announced that we had finalized our agreements with Jiawei Solarchina Co., Ltd., and Hubei Science & Technology Investment Co., Ltd. (“HSTIC”) to expand our manufacturing operations into China. Under these agreements:

•	We will manufacture String Ribbon wafers using our state-of-the-art Quad furnaces at a leased facility being built by Jiawei in Wuhan, China on Jiawei’s campus.

•	Jiawei will convert the String Ribbon wafers into Evergreen Solar-branded panels on a contract manufacturing basis.

•	We will reimburse Jiawei for its cell and panel conversion costs, plus contract manufacturing fee. The actual price paid to Jiawei will be negotiated annually.

•	Evergreen Solar will invest $17 million in cash and equipment in the Wuhan String Ribbon operation. HSTIC will provide us $33 million of 7.5% financing, which we must repay no later than July 2014. Jiawei will make a similar investment for its cell and panel operations with the support of HSTIC.

•	Initial capacity will be approximately 100 MW. Factory construction has begun and the parties expect that wafer, cell and panel production will begin in the spring of 2010.

•	The parties intend to expand production capacity of their respective manufacturing operations to approximately 500 MW by 2012, the timing and extent of any potential expansion will be determined in 2010.
We and Dynamic Green Energy, Ltd, Jiawei’s parent company, have agreed to exchange warrants representing 1% of their outstanding shares. These warrants will have a five-year term and may be exercised for 20% of the warrant shares for each incremental 95MW of production capacity achieved.
Total cost estimated for the initial 100 MW wafer manufacturing facility is expected to be approximately $50 million, the majority of which is for quad wafer furnaces. At full capacity of about 25 MW per quarter, we expect that total manufacturing cost of panels produced in China, including Jiawei’s subcontractor fee, will be in the range of $1.40 per watt to $1.50 per watt. This assumes a silicon cost of about $90 per kilogram, which is our current average long-term cost of silicon. As the price of silicon returns to its historic level of about $50 per kilogram and as both we and Jiawei work together to improve technologies and reduce manufacturing costs, we believe that total manufacturing cost could be reduced to approximately $1.00 per watt by the end of 2012.
At July 4, 2009, we had approximately $86.1 million of cash, cash equivalents and marketable securities. Through the remainder of 2009, the completions of our Devens and Midland factories, the initial build-out of our wafer manufacturing facility in Wuhan, China and debt service will require about $55 million.
We have sales contracts for approximately 51 MW of product to be manufactured at our Devens facility for delivery during the balance of 2009. Our sales plan assumes there should be sufficient market demand to sell the remaining expected Devens manufacturing capacity at continually declining selling prices. We expect to continue to moderate our production levels depending on changes in market demands as the year progresses.
We also expect to continue to significantly reduce our Devens manufacturing cost from approximately $2.70 per watt in the second quarter of 2009 to approximately $2.00 per watt by the end of 2009, primarily through increased volume (assuming a run rate of approximately 40 MW per quarter) and improved manufacturing yields and cell conversion efficiency.
We believe that our business plan will provide sufficient cash, cash equivalents and marketable securities to fund our planned capital programs, our share of any potential funding requirements related to our investment in Sovello and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the resulting excess capacity, we are exposed to additional particular risks and uncertainties including, but not limited to:

•	the need to maintain the Devens facility at a minimum of 75% capacity, or 30 MW per quarter, and stabilization of panel pricing at about $2.00 to $2.25 per watt, with sales made to credit worthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to scale capacity resulting in increased costs that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros; and

•	increased funding requirements for Sovello to complete its third manufacturing facility and achieve its planned manufacturing cost and operating metrics, to provide Sovello with additional liquidity, if needed, or to potentially address the loss of any prior or expected government grant funding for Sovello (see Note 6 of our condensed consolidated financial statements).
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
Accounting for Sovello AG
We own a one-third interest in Sovello AG (“Sovello”) and therefore apply the equity method of accounting for our share of Sovello’s operating results in accordance with APB 18 “Equity Method of Accounting for Investments in Common Stock.” Under the equity method of accounting, we report our one-third share of Sovello’s net income or loss as a single line item in our statement of operations and our investment in Sovello as a single line item in our balance sheet. We regularly monitor the performance of Sovello and have assessed the carrying value of our aggregate investment utilizing several factors. Based upon that assessment we have concluded that no impairment exists at this time. However, if Sovello is not able to restructure the terms of its loan agreements or its operations continue to deteriorate, the carrying value of our investment may be impaired in the future.

Until December 31, 2008, we marketed and sold all solar panels manufactured by Sovello under the Evergreen Solar brand, and managed customer relationships and contracts related to the sale of Sovello manufactured product. We receive selling fees from Sovello and do not report gross revenue or cost of goods sold resulting from the sale of Sovello’s solar panels. In addition, we receive royalty payments for our ongoing technology contributions to Sovello. Combined, the sales and marketing fee and royalties earned totaled approximately $4.6 million and $9.3 million for the quarter and year-to-date periods ended June 28, 2008, respectively. For 2009, we, Q-Cells and REC, our one-third partners in the Sovello joint venture, agreed to have Sovello begin marketing and selling its products under its own brand. Sovello will continue to manufacture some Evergreen Solar-branded product in 2009 and 2010 but, with its independent sales and marketing team now in place, our involvement in marketing and selling Sovello product will decrease. In light of the sales transition, our selling fee for Sovello product sold under the Evergreen Solar brand has been reduced to 0.5% for 2009 from 1.6% in 2008 and will eventually be eliminated once the transition is complete. For the quarter and year-to-date periods ended July 4, 2009, the sales and marketing fee and royalties earned totaled approximately $1.1 million and $2.5 million, respectively.
For the quarters ended June 28, 2008 and July 4, 2009, we recorded approximately $116,000 and $0, respectively, for reimbursement of research and development costs, and other support costs from Sovello. For the year-to-date periods ended June 28, 2008 and July 4, 2009, we recorded approximately $339,000 and $13,000, respectively, for reimbursement of research and development costs, and other support costs from Sovello.
Revenue Recognition and Allowance for Doubtful Accounts
We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell our products to end users throughout the world. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and any known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by Sovello. Product revenues represented 80% and 98%, respectively, of total revenues for both the quarter and year-to-date periods ended June 28, 2008 and July 4, 2009. International product sales accounted for approximately 47% and 76% of total product revenues for the quarters ended June 28, 2008 and July 4, 2009, respectively, and approximately 49% and 77% of total product revenues for the year-to-date periods ended June 28, 2008 and July 4, 2009, respectively.
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
Stock-based Compensation
We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost in our operating results over the period during which the employee is required to provide service in exchange for the award, usually the vesting period, in accordance with the provisions of Statement of Financial Accounting Standards No. 123 — (revised 2004), “Share-Based Payment"(“SFAS 123R”). We selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Total equity compensation expense recognized during the quarter and year-to-date periods ended June 28, 2008 and July 4, 2009 was approximately $1.9 million, $1.9 million, $3.4 million and $3.7 million, respectively. For option grant stock-based compensation cost we estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and our expected annual dividend yield. For grants of restricted stock and restricted stock units, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of January 1, 2006 will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123R pro forma disclosures for prior periods.
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
Inventory
Inventory is valued at the lower of cost or market determined on a first-in, first-out basis. Certain factors may impact the net realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. Estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizable value. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We consider lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods. In addition, we have made non-refundable prepayments under several of our multi-year polysilicon supply agreements which are presented on the balance sheet in Prepaid Cost of Inventory. These prepayments will be amortized as an additional cost of inventory as we receive and utilize the silicon. The prepayments are classified as short-term based upon the value of silicon contracted to be delivered during the next twelve months. We carry these prepayments on our balance sheet at cost and periodically evaluate the status of the vendor’s underlying project intended to fulfill the silicon contract.
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
Equity income (loss) from interest in Sovello AG. We account for our one-third share of Sovello’s operating results under the equity method of accounting which requires us to record our one-third share of Sovello’s net income or loss as one line item in our consolidated statement of operations. For the quarter and year-to-date periods ended June 28, 2008 and July 4, 2009, Sovello recorded approximately $10.0 million, ($16.8) million, $14.0 million and ($20.5) million of net income (loss), respectively, of which we recorded our one-third share of approximately $3.7 million, ($5.3) million, $4.7 million and ($6.5) million, net of withholding taxes, respectively.
Comparison of Quarters Ended July 4, 2009 and June 28, 2008
Revenues. Our product revenues for the quarter ended July 4, 2009 were $62.7 million, an increase of $44.6 million, or 246%, from $18.1 million for the quarter ended June 28, 2008. The increase in product revenues is primarily the result of increased sales volume which was generated from our new Devens facility which began shipping product in the third quarter of 2008. During the quarter ended July 4, 2009 we shipped approximately 23.2 megawatts compared to 4.7 megawatts for the quarter ended June 28, 2008 from our now closed Marlboro facility, an increase of 392%. This increase in volume was offset by lower average selling prices of approximately 29.0% that resulted from continued pricing pressures in the market place in addition to a stronger U.S. dollar during the second quarter of 2009 compared to the second quarter of 2008. In addition, we believe that second quarter 2009 sales continued to be negatively impacted by the credit constraints being experienced in the current economic downturn. Royalty revenue and marketing and selling fees from Sovello for the quarter ended July 4, 2009 were $1.1 million, a decrease of $3.5 million, or 75%, from $4.6 million for the quarter ended June 28, 2008. The decrease in royalty revenue and marketing and selling fees was due mainly to substantially lower sales volume at Sovello.
International product revenues accounted for 76% and 47% of total product revenues for the quarters ended July 4, 2009 and June 28, 2008, respectively. As we increase our capacity driven by the completion of our Devens facility, we expect that we will continually adjust our distribution strategy as markets for solar energy rapidly develop and change.

The following table summarizes the concentration of quarterly product revenues by geography and customer:

	Quarter Ended
	June 28,	July 4,
	2008	2009
By geography:
United States	53%	24%
Germany	10%	50%
Spain	27%	—
Korea	3%	15%
All other	7%	11%

	100%	100%

By customer:
IBC Solar AG	—	21%
SunPower Corporation (formerly PowerLight)	52%	—
Ralos Vertriebs GmbH	24%	17%
All other	24%	62%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the quarter ended July 4, 2009 was approximately $62.6 million, an increase of approximately $47.8 million from $14.9 million for the quarter ended June 28, 2008. Gross margin for the quarter ended July 4, 2009 was 1.9% compared to 34.7% for the quarter ended June 28, 2008. The decrease in gross margin resulted from the continued significant decline of selling prices, the higher costs associated with the initial production of our new Devens facility, and the level of fixed costs in relation to our sales volumes as we ramp capacity at Devens. In addition, the lower royalty and selling fees from Sovello that resulted from Sovello’s lower sales volume also contributed to the decline in gross margin. The higher initial production costs are temporary and resulted from the inefficiencies we anticipated during the initial stages of our significant capacity expansion. We anticipate that gross margins will improve if selling prices stabilize and the Devens facility, which is expected to reach its full capacity during the second half of 2009, continues to increase its output.
Research and development expenses. Our research and development expenses for the quarter ended July 4, 2009 were approximately $4.4 million, a decrease of approximately $1.4 million or 25%, from $5.9 million, net of $116,000 of reimbursements from Sovello, for the quarter ended June 28, 2008. The decrease is attributable to lower depreciation expense of approximately $707,000 that resulted from the write-off of research and development equipment in December 2008 that supported now-obsolete technologies, lower usage of materials of approximately $277,000, lower professional fees of approximately $312,000, and lower allocated manufacturing support costs of approximately $203,000.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended July 4, 2009 were approximately $6.7 million, an increase of $848,000, or 14%, from $5.9 million for the quarter ended June 28, 2008. In general, our selling, general and administrative costs have increased as a result of our overall expansion of operations. This increase was primarily attributable to higher sales and marketing costs of approximately $423,000 associated with increased advertising and customer support costs, and sales commissions associated with higher commissionable sales. In addition, compensation and related costs increased approximately $192,000 which resulted from additional personnel and the inclusion of Devens related general and administrative support costs which in the prior year were classified as part of facility start-up costs. These combined compensation increases were offset by lower incentive compensation accruals during the second quarter 2009. We also incurred cost increases in information technology of approximately $329,000 to support the growth of our operations, insurance of approximately $171,000 associated with our expanded facilities, and legal and regulatory fees in support of our on-going operations. These increases were partially offset by decreases in professional fees of $168,000 and decreases in travel and related expenses of $84,000.

Facility start-up costs. In preparing for the operations of our Midland, Michigan and Wuhan, China facilities, we incurred costs during the quarter ended July 4, 2009 of $687,000. Facility start-up costs for the quarter ended June 28, 2008 of $8.6 million were incurred in conjunction with the construction of our new Devens facility. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, utilities and other miscellaneous costs associated with preparing and qualifying these facilities for production. Construction on the facility in Devens began in September 2007 with the first solar panels produced late in the third quarter of 2008 and the second phase of Devens completed in 2009. Construction on the facility in Midland began during the third quarter of 2008 with production scheduled to begin during the second half of 2009. Planning for our facility in China began during the second quarter of 2009.
Restructuring charges. We recorded a charge to continuing operations for the quarter ended July 4, 2009 of approximately $825,000 and approximately $2.7 million for the quarter ended June 28, 2008. The charges for the quarter ended July 4, 2009 relate to the closing of our Marlboro, Massachusetts pilot manufacturing facility in December 2008, part of our ongoing efforts to lower overhead costs and reduce overall cash requirements. Virtually all of the Marlboro pilot manufacturing facility employees transferred to the Devens manufacturing facility. Advanced manufacturing piloting activities are now being performed at our Devens manufacturing facility. The charges we recorded during the quarter were comprised primarily of severance for terminated employees, rent and utilities for the closed facility, and professional fees associated with the closing of the facility. We may also incur additional related costs during the remainder of 2009. The charges for the quarter ended June 28, 2008 were for equipment write-offs of our early generation wafer manufacturing machines that would not be used at our Devens facility.
Other income (expense), net. Other expense, net of $3.5 million for the quarter ended July 4, 2009 was comprised of approximately $6.5 million in net interest expense, offset by approximately $1.7 million in net foreign exchange gains and $1.3 million in interest income associated with our invested cash and loans receivable. Other income, net of $2.5 million for the quarter ended June 28, 2008 consisted of $2.7 million of interest income offset by approximately $158,000 of net foreign exchange losses and $46,000 of net interest expense. The increase in net foreign exchange gains was due primarily to the timing of our Euro denominated transactions against a weaker U.S. dollar. The decrease in interest income is attributable to lower interest rates in addition to our lower average cash balance that resulted primarily from our use of cash for the construction of the Devens and Midland facilities, and our operational requirements driven by the growth of our business. The higher interest expense for the quarter ended July 4, 2009 is attributable to our higher debt obligations which increased by approximately $284 million in the third quarter of 2008 to support our capacity expansion in addition to lower capitalized interest costs that resulted from the substantial completion of our Devens facility. This increase was partially offset by a slightly lower interest coupon rate on the new borrowings.
Equity income (loss) from interest in Sovello AG. The equity loss from our interest in Sovello for the quarter ended July 4, 2009 was $5.3 million, net of withholding taxes, compared to equity income of $3.7 million, net of withholding taxes, for the quarter ended June 28, 2008. The decrease in Sovello’s operating results was primarily due to the substantial decrease in its sales volume.
Net Loss. As a result of the foregoing, net loss was $20.3 million for the quarter ended July 4, 2009 ($0.11 net loss per share, basic and diluted) compared to a net loss of $8.9 million for the quarter ended June 28, 2008 ($0.08 net loss per share, basic and diluted).
Comparison of Year-to-Date Periods Ended July 4, 2009 and June 28, 2008
Revenues. Our product revenues for the year-to-date period ended July 4, 2009 were $117.1 million, an increase of $80.8 million, or 222%, from $36.4 million for the year-to-date period ended June 28, 2008. The increase in product revenues is primarily the result of increased sales volume which was generated from our new Devens facility which began shipping product in the third quarter of 2008. All product revenue in the first half of 2008 was from our now-closed Marlboro facility. During the year-to-date period ended July 4, 2009 we shipped approximately 40.5 megawatts compared to 9.5 megawatts for the year-to-date period ended June 28, 2008, an increase of 325%. This increase in volume was offset by lower average selling prices of approximately 23.4% that resulted from continued pricing pressures in the market place in addition to a stronger U.S. dollar during the year-to-date period ended July 4, 2009 compared to the year to date period ended June 28, 2008. In addition, we believe that year-to-date 2009 sales were negatively impacted by the credit constraints in the current economic downturn. Royalty revenue and marketing and selling fees from Sovello for the year-to-date period ended July 4, 2009 were $2.5 million, a decrease of $6.8 million, or 73%, from $9.3 million for the year-to-date period ended June 28, 2008. The decrease in royalty revenue and marketing and selling fees from Sovello was due mainly to substantially lower sales volume at Sovello which was down approximately 69%.
International product revenues accounted for 77% and 49% of total product revenues for the year-to-date periods ended July 4, 2009 and June 28, 2008, respectively. As we increase our capacity driven by the completion of our Devens facility, we expect that we will continually adjust our distribution strategy as markets for solar energy rapidly develop and change.
The following table summarizes the concentration of year-to-date product revenues by geography and customer:

	Year-to-Date Period Ended
	June 28,	July 4,
	2008	2009
By geography:
United States	51%	23%
Germany	25%	48%
Spain	18%	—
Italy	3%	13%
All other	3%	16%

	100%	100%

By customer:
IBC Solar AG	—	18%
Itochu Corporation	—	13%
Wagner & Co. Solartechnik GmbH	—	10%
SunPower Corporation (formerly PowerLight)	52%	—
Ralos Vertriebs GmbH	20%	14%
S.A.G. Solarstrom Vertriebs GmbH	10%	—
All other	18%	45%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the year-to-date period ended July 4, 2009 was approximately $117.8 million, an increase of approximately $87.7 million from $30.1 million for the year-to-date period ended June 28, 2008. Gross margin for the year-to-date period ended July 4, 2009 was 1.6% compared to 34.2% for the year-to-date period ended June 28, 2008. The decrease in gross margin resulted from the lower selling prices, the higher costs associated with the initial production of our new Devens facility, and the level of fixed costs in relation to our sales volumes as we ramp capacity at Devens. In addition, lower royalty and selling fees from Sovello that resulted from Sovello’s lower sales volume also contributed to the decline in gross margin. The higher initial production costs are temporary and resulted from the inefficiencies we anticipated during the initial stages of our significant capacity expansion. We anticipate that gross margins will improve if selling prices stabilize and the Devens facility continues to increase its output as we expect it to reach full capacity during the second half of 2009.
Research and development expenses. Our research and development expenses for the year-to-date period ended July 4, 2009 were approximately $8.9 million, a decrease of approximately $1.9 million or 18%, from $10.8 million, net of $339,000 of reimbursements from Sovello, for the year-to-date period ended June 28, 2008. The decrease is primarily attributable to lower depreciation expense of approximately $590,000 resulting from the write-off of research and development equipment in December 2008 that supported now-obsolete technologies, lower usage of materials of approximately $727,000, lower professional fees of approximately $198,000 and lower allocated manufacturing support costs of approximately $835,000. This decrease was offset by higher compensation related costs of approximately $416,000.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year-to-date period ended July 4, 2009 were approximately $13.1 million, an increase of $2.2 million, or 20.5%, from $10.9 million for the year-to-date period ended June 28, 2008. In general, our selling, general and administrative costs have increased as a result of our overall expansion of operations. These increases were primarily attributable to increased compensation and related costs of approximately $823,000 associated with additional personnel and the inclusion of Devens related general and administrative support personnel which in the prior year were classified within facility start-up costs. These combined compensation increases were offset by lower incentive compensation accruals during the first half of 2009. In addition, we incurred higher advertising and customer support costs of approximately $534,000 including sales commissions associated with higher commissionable sales, increased information technology costs of approximately $545,000 to support the growth of our operations, higher insurance costs of $311,000 associated with our expanded facilities and workforce, and higher legal and regulatory fees in support of our on-going operations. These increases were partially offset by decreases in professional fees of $214,000 and lower travel related costs.
Write-off of loan receivable from silicon supplier. During December 2007, we entered into a multi-year silicon supply agreement with Silpro which provided the general terms and conditions pursuant to which Silpro would supply us with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with this supply agreement, we loaned Silpro 30 million Euros, which was scheduled to be repaid in the first quarter of 2013. The loan carried an interest rate of 3.0% compounded annually. In April, 2009 as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the loan receivable and the related interest from Silpro will not be repaid; and we recognized a non-cash charge of $43.9 million during the quarter ended April 4, 2009. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure a long-term financing solution.
Facility start-up costs. In preparing for the operations of our Devens, Massachusetts, Midland, Michigan and Wuhan, China facilities, we incurred costs for the year-to-date period ended July 4, 2009 of $4.1 million, as compared to $12.0 million for the year-to-date period ended June 28, 2008. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, utilities and other miscellaneous costs associated with preparing and qualifying these facilities for production. Construction on the facility in Devens began in September 2007 with the first solar panels produced in the third quarter of 2008, and was completed in mid 2009. Construction on the facility in Midland began during the third quarter of 2008 with production scheduled to begin during the second half of 2009. Planning for our facility in China began during the second quarter of 2009.
Restructuring charges. We recorded a charge to continuing operations for the year-to-date period ended July 4, 2009 of approximately $2.6 million and approximately $4.6 million for the year-to-date period ended June 28, 2008. The charges for the year-to-date period ended July 4, 2009 relate to the closing of our Marlboro, Massachusetts pilot manufacturing facility in December 2008, part of our ongoing efforts to lower overhead costs and reduce overall cash requirements. Virtually all of the Marlboro pilot manufacturing facility employees transferred to the Devens manufacturing facility. Advanced manufacturing piloting activities are now being performed at our Devens manufacturing facility. The charges we recorded during the year-to-date period were comprised primarily of severance for terminated employees, rent and utilities for the closed facility, and professional fees associated with the closing of the facility. We may also incur location restoration and related costs during the remainder of 2009. The charges for the year-to-date period ended June 28, 2008 were for equipment write-offs of our early generation wafer manufacturing machines that would not be used at our Devens facility.
Other income (expense), net. Other expense, net of $7.4 million for the year-to-date period ended July 4, 2009 was comprised of approximately $11.9 million in net interest expense offset by approximately $982,000 in net foreign exchange gains and $3.6 million in interest income associated with our short-term investments and loans receivable. Other income, net of $9.1 million for the year-to-date period ended June 28, 2008 consisted of $3.7 million in net foreign exchange gains and $5.8 million in interest income offset by approximately $362,000 in net interest expense. The decrease in net foreign exchange gains was due to the mark-to-market adjustment on our Euro denominated loan to a silicon supplier during the first quarter of 2009 in addition to the timing of our Euro denominated transactions. The decrease in interest income is attributable to lower interest rates in addition to our lower average cash balance that resulted primarily from our use of cash for the construction of the Devens and Midland facilities, and our operational requirements driven by the growth of our business. The higher interest expense for the quarter ended July 4, 2009 is attributable to our higher debt obligations which increased by approximately $284 million in the third quarter of 2008 to support our capacity expansion, and lower capitalized interest costs that resulted from the substantial completion of the Devens facility. This increase was partially offset by a slightly lower interest coupon rate on the new borrowings.
Equity income (loss) from interest in Sovello. The equity loss from our interest in Sovello for the year-to-date period ended July 4, 2009 was $6.5 million, net of withholding taxes, compared to equity income of $4.7 million, net of withholding taxes, for the year-to-date period ended June 28, 2008. The decrease in Sovello’s operating results was primarily due to the substantial decrease in its sales volume.
Net Loss. As a result of the foregoing, net loss was approximately $84.6 million for the year-to-date period ended July 4, 2009 ($0.49 net loss per share, basic and diluted) compared to a net loss of $8.9 million for the year-to-date period ended June 28, 2008 ($0.08 net loss per share, basic and diluted).
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues; and, beginning in 2007, fees from Sovello for our marketing and sale of Sovello panels and royalty payments for our technology contribution to Sovello. At July 4, 2009, we had working capital of $166.9 million, including cash, cash equivalents and marketable securities of $86.1 million.
Net cash used in operating activities was $65.3 million for the year-to-date period ended July 4, 2009 compared to $28.3 million for the year-to-date period ended June 28, 2008. The use of cash for operating activities in the year-to-date period ended July 4, 2009 was due primarily to increases in accounts receivable of approximately $27.5 million associated primarily with our increase in revenue in addition to slightly longer customer payment cycles, an increase in inventory of $6.1 million, including the prepaid cost of inventory, as we continue to scale Devens, and a reduction in accounts payable and accrued expenses of $32.8 million due to timing of payments including amounts due Sovello. The net cash used in operating activities for the quarter ended June 28, 2008 resulted from an increase in prepaid cost of inventory of $23.0 million the majority of which relates to the second OCI polysilicon supply agreement entered into in January 2008 which required a nonrefundable prepayment of approximately $21.9 million. In addition, a decrease in accounts payable of $13.6 million due to timing of payments, and an increase in other assets of $4.1 million due primarily to an increase in the Euro denominated loan receivable from a silicon supplier as a result of the weakening U.S. dollar. These uses of cash were offset by the collection of $10.0 million of grants associated with Devens and an increase in accrued expenses of $2.0 million.
Net cash used in investing activities was $25.2 million for the year-to-date period ended July 4, 2009 compared to $119.3 million for the year-to-date period ended June 28, 2008. The net cash used in investing activities for the year-to-date period ended July 4, 2009 was due to expenditures of approximately $84.6 million primarily associated with the construction of our Devens, Massachusetts and Midland, Michigan manufacturing facilities, advances to Sovello totaling $11.8 million made in conjunction with a shareholder loan agreement entered into with them along with REC and Q-Cells, our joint venture partners, and payments of approximately $2.9 million required to cash collateralize various letters of credit. These uses were offset by the proceeds from the sale and maturity of marketable securities of $74.1 million. As of July 4, 2009, our outstanding commitments for capital expenditures were approximately $18.8 million. The net cash used in investing activities of $119.3 million for the year-to-date period ended June 28, 2008 was due to the expenditures associated with our new Devens manufacturing facility, and to a lesser extent, facility improvements and purchases of equipment for our Marlboro research and development facility. In addition, the second installment of 15 million Euros (approximately $22.2 million) was made to Silpro in conjunction with our loan agreement with them which has since been written-off (see Write-off of loan receivable from silicon supplier). These uses were offset by the net sales and maturities of marketable securities of approximately $51.3 million in addition to the return of approximately $17.2 million to us by Deutsche Bank AG (“Deutsche Bank”) which was held by them as collateral for the guarantee of a loan to Sovello.

Net cash provided by financing activities was $73.0 million for the year-to-date period ended July 4, 2009 compared to $167.9 million for the year-to-date period ended June 28, 2008. Net cash provided by financing activities for the year-to-date period ended July 4, 2009 resulted from the net proceeds associated with the sale in a public offering of 42.6 million shares of our common stock at $1.80 per share and which closed on May 28, 2009. Net cash provided by financing activities for the year-to-date period ended June 28, 2008 resulted from the net proceeds of 18.4 million shares of our common stock sold in public offering at $9.50 per share and which closed on February 15, 2008.
For the year-to-date periods ended July 4, 2009 and June 28, 2008, we recorded approximately $13.4 million and $2.0 million, respectively, in interest expense associated with our Senior Convertible Notes and Subordinated Convertible Notes (which were redeemed in July 2008), and capitalized interest of approximately $2.4 million and $1.8 million, respectively.
Sovello Debt Guarantee and Undertaking
On April 30, 2007, we entered into a Guarantee and Undertaking agreement (the “Old Guarantee”) with Q-Cells and REC in connection with Sovello entering into a loan agreement with a syndicate of lenders led by Deutsche Bank. The loan agreement originally provided Sovello with aggregate borrowing availability of up to 142.0 million Euros (approximately $198.8 million at July 4, 2009 exchange rates) which was amended to 192.5 million Euros in September 2008 (approximately $269.5 million at July 4, 2009 exchange rates). Pursuant to the Old Guarantee, we along with Q-Cells and REC, each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of Sovello’s repayment obligations under the loan agreement. This guarantee was subsequently released in September 2008. As of July 4, 2009, the total amount of debt outstanding under the loan agreement was 121.0 million Euros (approximately $169.4 million at July, 4, 2009 exchange rates) all of which was current. Repayment of the loan is due in quarterly installments through December 31, 2011.
As of July 4, 2009, Sovello is in violation of its bank loan agreement. The violation allows the bank to exercise its termination rights and call the loan. However, the bank has temporarily waived the violation and is negotiating with Sovello and its shareholders to amend the loan agreement. In the first half of 2009 the quarterly repayments were suspended.
On April 15, 2009, we entered into a guarantee of loan obligations on behalf of Sovello. Pursuant to the new guarantee, we have agreed to guarantee up to 10 million Euros of Sovello’s repayment obligations under Sovello’s loan agreement. Sovello’s other shareholders also entered into guarantees for an additional 20 million Euro’s with Deutsche Bank on the same terms as us.
The shareholder guarantees were provided by us and Sovello’s other shareholders in connection with ongoing discussions between Sovello, Deutsche Bank and the shareholders regarding a restructuring of Sovello’s obligations under the Sovello loan agreement. In connection with the guarantees, we, Q-Cells and REC also entered into a letter agreement with Deutsche Bank. Pursuant to the letter agreement the three Sovello shareholders made loans to Sovello in the aggregate amount of 15 million Euros, including 5 million Euros loaned by us. Also pursuant to the letter agreement, the shareholders agreed to provide Sovello through August 15, 2009 and subsequently amended to September 30, 2009 with additional liquidity, if needed, other than payments that might be required pursuant to the Loan Agreement. The bank syndicate has since asked that each shareholder put an additional 2.0 million Euro into escrow (approximately $2.8 million at July 4, 2009 exchange rates) to continue good faith negotiations on restructuring Sovello’s debt, which was made by the shareholders during the third quarter of 2009. Based on the current business plan for Sovello, we do not expect the liquidity assurance will require the shareholders to advance additional funding to Sovello.
Evergreen Solar Loans to Sovello
In January 2007, we, REC and Q-Cells entered into a shareholder loan agreement with Sovello. Under the terms of the shareholder loan agreement, Sovello repaid all outstanding shareholder loans at that time, plus accrued interest, in exchange for a shareholder loan of 30 million Euros (approximately $42.0 million at July 4, 2009 exchange rates) from each shareholder. Since that time, we, REC and Q-Cells have entered into several other shareholder loan agreements with Sovello with our share denominated in U.S. dollars. Interest on the January 25, 2007 and June 26, 2008 loans is payable quarterly in arrears, however such payments have been suspended. Interest on the December

22, 2008 and March 30, 2009 loans is payable concurrent with the repayment of the underlying principal amounts. The table below summarizes the principal and terms of our share of these outstanding loans as of July 4, 2009 which are included in “Investments in and advances to Sovello AG” on the balance sheet:

Date of Loan	Principal (EUR)	Principal (USD)	Interest Rate	Original Date Due
January 25, 2007	€30,000,000	$41,994,000	5.43%	December 31, 2009 *

June 26, 2008	€—	$18,174,000	6.71%	December 31, 2009 *

December 22, 2008	€—	$10,650,000	6.00%	June 30, 2010 *

March 30, 2009	€—	$6,700,000	7.00%	December 31, 2009 *

*	Per agreement between Sovello’s shareholders and Sovello’s bank, the loans and interest thereon will not be repaid until the earlier of the completion of an initial public offering or other liquidity event generating sufficient cash to repay the loans.
Liquidity Risk and Uncertainty
At July 4, 2009, we had approximately $86.1 million of cash, cash equivalents and marketable securities. Through the remainder of 2009, the completions of our Devens and Midland factories, the initial build-out of our wafer manufacturing facility in Wuhan, China, and debt service will require about $55 million.
We have sales contracts for approximately 51 MW of product to be manufactured at our Devens facility for delivery during the balance of 2009. Our sales plan assumes there should be sufficient market demand to sell the remaining expected Devens manufacturing capacity at continually declining selling prices. We expect to continue to moderate our production levels depending on changes in market demands as the year progresses.
We also expect to continue to significantly reduce our Devens manufacturing cost from approximately $2.70 per watt in the second quarter of 2009 to approximately $2.00 per watt by the end of 2009, primarily through increased volume (assuming a run rate of approximately 40 MW per quarter) and improved manufacturing yields and cell conversion efficiency.
We believe that our business plan will provide sufficient cash, cash equivalents and marketable securities to fund our planned capital programs, our share of any potential funding requirements related to our investment in Sovello and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the resulting excess capacity, we are exposed to additional particular risks and uncertainties including, but not limited to:
•	the need to maintain the Devens facility at a minimum of 75% capacity, or 30 MW per quarter, and stabilization of panel pricing at about $2.00 to $2.25 per watt, with sales made to credit worthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to scale capacity resulting in increased costs that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros; and

•	increased funding requirements for Sovello to complete its third manufacturing facility and achieve its planned manufacturing cost and operating metrics, to provide Sovello with additional liquidity, if needed, or to potentially address the loss of any prior or expected government grant funding for Sovello (see Note 6 of our condensed consolidated financial statements).

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
For the year-to-date period ended July 4, 2009, approximately 70% of our product revenues were denominated in Euros. The portion of our sales that are denominated in Euros can vary widely in any one period. During the year ended December 31, 2008 we entered into several multi-year solar panel supply agreements, a portion of which are denominated in Euros. The combined current estimated sales value for all seven agreements is approximately $2.1 billion at July 4, 2009 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels which began primarily in the second half of 2008 and continue through 2013.
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
Internal Control over Financial Reporting
During the quarter ended July 4, 2009, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us or administrative proceedings, we are not a party to any other material legal proceedings within the meaning of Item 103 of Regulation S-K other than the following:
Litigation with Barclays and Lehman Brothers.
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
Noise Noncompliance Proceedings for our Devens Manufacturing Facility.
In late-March 2009, initial complaints regarding noncompliance with applicable noise restrictions were made to the Devens Enterprise Commission, (the “DEC”), the governmental authority that regulates development and zoning within the Devens Enterprise Zone where our Devens, Massachusetts manufacturing facility is located.

After the issuance by the DEC of two noncompliance notices, initial efforts by us to remedy the noncompliance and various administrative proceedings, on July 14, 2009, the DEC adopted a Resolution which requires us to attenuate certain noises being generated by the Devens facility in violation of the DEC’s noise regulations (together with the Resolution, the “DEC’s Requirements”) by September 2009. Pursuant to the Resolution, we are subject to the following key obligations which are in addition to the DEC’s noise regulations:
•	reduction of Devens facility noise to a specified night-time noise level by July 27, 2009 (which was achieved) and to a more stringent night-time noise level by August 17, 2009;

•	performance of weekly monitoring and reporting on attenuation efforts through September 18, 2009;

•	implementation, by specified dates, of attenuation controls specified in the Resolution and use of all diligent efforts to accelerate the implementation of those specified controls;

•	demonstration of compliance with the most stringent applicable noise regulation standard on or before September 15, 2009 while operating the Devens facility at full operating levels to simulate a “worst case noise scenario”, including various transient noise sources; and

•	once compliance has been achieved, maintaining permanent monitoring at the Devens facility and on the nearest abutting property to the Devens facility, with monthly reporting to be provided to the DEC.
To date, we have complied with the DEC’s Requirements, and we believe, despite the inherent difficulty involved in measuring sound levels resulting from non-facility sources (e.g., wind, rain, highway and other indigenous sounds), we will be able to comply with these requirements within the specified timelines and on a going forward basis. We expect it will cost between $2 and $3 million to attenuate the noise from our Devens facility and achieve compliance with DEC’s Requirements. If we are unable to comply with the DEC’s Requirements, we will be required to cease operations at its Devens facility until the facility can be operated in compliance with the applicable noise requirements.
Item 1A. Risk Factors
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008 as filed on March 2, 2009 and subsequently amended, together with Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the period ended April 4, 2009, as filed on May 11, 2009, describes some of the risks and uncertainties associated with our business. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on currently available information. These other factors that are not disclosed in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q also have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on June 17, 2009 in Marlboro, Massachusetts. At the annual meeting, the stockholders ratified the appointment of PricewaterhouseCoopers, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. There were 126,550,123 votes cast for the ratification, 2,518,275 cast against the ratification, 1,050,176 abstentions and 0 broker non-votes. The stockholders also elected Tom L Cadwell and Dr. Peter W. Cowden as Class III Directors for a term of three years. Mr. Cadwell received 120,914,236 votes for election and 9,204,339 withheld. Dr. Cowden received 120,685,904 votes for election and 9,432,671 withheld.

Item 6. Exhibits
Exhibits are as set forth in the section entitled “Exhibits Index” which follows the section entitled “Signatures” in this Quarterly Report on Form 10-Q

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.
Date: August 12, 2009	/s/ Michael El-Hillow
Michael El-Hillow
Chief Financial Officer and Secretary (Principal Financial Officer)

Exhibits Index

Number	Description

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000)

3.2	Second Amended and Restated By-laws (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000)

3.3	Amendment No. 1 to the Seconded Amended and Restated By-laws (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009)

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2008 and filed on June 23, 2008)

3.5	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant (Incorporated herein by reference to the Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 dated June 9, 2003.)

3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-3 dated May 16, 2007.)

4.1	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008.)

4.2	First Supplemental Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008.)

4.3	Form of 4% Senior Convertible Note due 2013 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008.)

10.1	Guarantee of the Registrant made to Deutsche Bank et al, dated April 15, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 15, 2009 and filed on July 17, 2009).

10.2†	Letter Agreement between the Registrant, Renewable Energy Corporation ASA and Q-Cells SE, and Deutsche Bank, dated April 9, 2009.

10.3	Frame Agreement between the Registrant, Jiawei Solar (Wuhan) Co. and the Wuhan Donghu New Technology Development Zone Management Committee dated April 30, 2009.

10.4†	Amendment made on June 26, 2009 to the Master Supply Agreement by and between the Registrant and Ralos Vertriebs GmbH, dated May 21, 2008

10.5†	Amendment made on June 15, 2009 to the Master Supply Agreement by and between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008

10.6†	Amendment made on June 26, 2009 to the Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008

10.7	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and Lawrence E. Felton (Incorporated herein by reference to the Registrant’s standard form executive change of control severance agreement included as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008 as filed on March 5, 2009)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested as to certain portions