Form 10-Q/A
period 2009-07-04
EVERGREEN SOLAR INC
filed 2009-09-28
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
(Amendment No. 1)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of September 24, 2009 the registrant had 208,041,226 shares of common stock outstanding.

Explanatory Note
     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009, which was filed by Evergreen Solar, Inc. (the “Registrant”) with the Securities and Exchange Commission (the “Commission”) on August 12, 2009.
     The sole purpose of this filing is to file with the Commission Exhibits 10.4, 10.5 and 10.6, which were revised at the request of the Commission to comply with the requirements of Rule 24b-2 promulgated by the Commission under the Exchange Act.
     As required, currently-dated certifications from the Registrant’s Principal Executive and Principal Financial Officers have been included as exhibits to this Quarterly Report on Form 10-Q/A.

Item 6. Exhibits
Exhibits are as set forth in the section entitled “Exhibits Index” which follows the section entitled “Signatures” in this Quarterly Report on Form 10-Q/A.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.
Date: September 28, 2009	/s/ Michael El-Hillow
Michael El-Hillow
Chief Financial Officer and Secretary (Principal Financial Officer)

Exhibits Index

Number	Description

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000)

3.2	Second Amended and Restated By-laws (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000)

3.3	Amendment No. 1 to the Seconded Amended and Restated By-laws (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009)

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2008 and filed on June 23, 2008)

3.5	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant (Incorporated herein by reference to the Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 dated June 9, 2003.)

3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-3 dated May 16, 2007.)

4.1	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008.)

4.2	First Supplemental Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008.)

4.3	Form of 4% Senior Convertible Note due 2013 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008.)

10.1	Guarantee of the Registrant made to Deutsche Bank et al, dated April 15, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 15, 2009 and filed on July 17, 2009).

10.2†	Letter Agreement between the Registrant, Renewable Energy Corporation ASA and Q-Cells SE, and Deutsche Bank, dated April 9, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on July 4, 2009 as filed on August 12, 2009).

10.3	Frame Agreement between the Registrant, Jiawei Solar (Wuhan) Co. and the Wuhan Donghu New Technology Development Zone Management Committee dated April 30, 2009 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on July 4, 2009 as filed on August 12, 2009).

10.4†	Amendment made on June 26, 2009 to the Master Supply Agreement by and between the Registrant and Ralos Vertriebs GmbH, dated May 21, 2008

10.5†	Amendment made on June 15, 2009 to the Master Supply Agreement by and between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008

10.6†	Amendment made on June 26, 2009 to the Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008

10.7	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and Lawrence E. Felton (Incorporated herein by reference to the Registrant’s standard form executive change of control severance agreement included as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008 as filed on March 5, 2009)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested as to certain portions

5