Form 10-Q
period 2009-10-03
EVERGREEN SOLAR INC
filed 2009-11-10
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
Yes ☐     No ☑
     As of November 6, 2009 the registrant had 207,831,820 shares of common stock outstanding.

EVERGREEN SOLAR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 3, 2009

Forward Looking Statements	1
Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosure About Market Risk	43
Item 4. Controls and Procedures	43
Part II. Other Information	44
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	45
Item 6. Exhibits	45
Signatures	46

Exhibits:
EX-10.1 Relationship Agreement among the Registrant, Evergreen Solar (China) Co., Ltd, Jiawei SolarChina Co. Ltd. and Jiawei Solar (Wuhan) Co., Ltd dated July 14, 2009
EX-10.2 Manufacturing Services Agreement among the Registrant, Evergreen Solar (China) Co., Ltd, Jiawei SolarChina Co. Ltd. and Jiawei Solar (Wuhan) Co., Ltd dated July 14, 2009
EX-10.3 Increase Registered Capital and Enlarge Shares Agreement between the Registrant and Hubei Science & Technology Investment Co., Ltd. ("HSTIC") dated July 24, 2009
EX-10.4 Equity Transfer Agreement among the Registrant, HSTIC and various other parties dated July 24, 2009 and delivered September 22, 2009
EX-10.5 Amendment made on August 5, 2009 to the Master Supply Agreement by and between the Registrant and Ralos Vertriebs GmbH, dated May 21, 2008
EX-10.6 Amendment made on August 3, 2009 to the Master Supply Agreement by and between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008
EX-10.7 Amendment made on August 5, 2009 to the Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008
EX-31.1 Section 302 Certification of Chief Executive Officer
EX-31.2 Section 302 Certification of Chief Financial Officer
EX-32.1 Section 906 Certification of Chief Executive Officer
EX-32.2 Section 906 Certification of Chief Financial Officer

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report and the documents incorporated by reference herein, contain forward-looking statements that involve risks, uncertainties and assumptions, including those discussed in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2009 and subsequently amended. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:
•	our future growth, revenue, earnings and gross margin improvement;

•	the completion of our Devens, Midland and Wuhan, China facilities and other potential capacity expansions, and the timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•	the transition of our panel assembly to China from our manufacturing facility in Devens, Massachusetts;

•	the sufficiency of our cash, cash equivalents and marketable securities; access to capital markets to satisfy our anticipated cash requirements; and possible sales of securities and our planned use of proceeds from such sales;

•	capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	the demand and market for our products, shifts in our geographic product revenue mix, and our position in the solar power market;

•	the volume of photovoltaic solar panels we will produce;

•	the making of strategic investments and expansion of strategic partnerships, manufacturing operations and distribution networks; and the future benefit of these activities;

•	operating efficiency of manufacturing facilities, including increases in manufacturing scale and technological improvements needed to continuously reduce the cost per watt to manufacture our products;

•	revenue from customer contracts primarily denominated in Euros that are subject to foreign currency exchange risks and the use of derivative financial instruments to manage those risks;

•	future plans for the Sovello AG joint venture (“Sovello”), including the need for continued financial support from its shareholders to meet its liquidity needs and our ability to obtain liquidity for our investment;

•	our receipt or Sovello’s receipt and retention of public grant awards and other funding to support our expansion or Sovello’s expansion;

•	our expectations regarding product performance and cost and technological competitiveness;

•	our ability to obtain key raw materials, including silicon supply from our suppliers;

•	the benefits of our proprietary technology and new manufacturing and other developments, including our quad wafer furnace design and continued enhancements of our wafer, cell and panel production technologies.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	October 3,
	2008	2009
	(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$100,888	$90,960
Marketable securities	76,621	—
Accounts receivable, net of allowance for doubtful accounts	35,458	63,796
Due from Sovello AG	1,949	3,318
Inventory	23,500	30,743
Prepaid cost of inventory	11,696	19,302
VAT receivable, net	1,474	1,601
Other current assets	7,684	7,980

Total current assets	259,270	217,700

Investment in and advances to Sovello AG	115,553	50,000
Restricted cash	212	3,138
Deferred financing costs	6,152	5,115
Loan receivable from silicon supplier	41,757	—
Prepaid cost of inventory	172,193	155,996
Fixed assets, net	406,191	440,348
Other assets	3,579	330

Total assets	$1,004,907	$872,627

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$62,652	$25,951
Due to Sovello AG	22,840	1,620
Accrued employee compensation	6,451	5,646
Accrued interest	7,392	3,277
Accrued warranty	1,182	2,091

Total current liabilities	100,517	38,585

Senior convertible notes, net of discount	311,531	320,262
Loan payable	—	14,115
Deferred income taxes	9,776	2,400

Total liabilities	421,824	375,362
Commitments and Contingencies (Notes 7, 8 and 9)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 164,874,850 and 207,845,548 shares issued and outstanding at December 31, 2008 and October 3, 2009, respectively	1,649	2,078
Additional paid-in capital	803,491	881,192
Accumulated deficit	(223,687)	(390,759)
Accumulated other comprehensive income	1,630	4,754

Total stockholders’ equity	583,083	497,265

Total liabilities and stockholders’ equity	$1,004,907	$872,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Year-to-Date Period Ended
	September 27,	October 3,	September 27,	October 3,
	2008	2009	2008	2009
	(Adjusted)		(Adjusted)
Product revenues	$17,803	$75,450	$54,180	$192,586
Royalty and fee revenues	4,264	2,208	13,590	4,716

Total revenues	22,067	77,658	67,770	197,302
Cost of revenues	20,820	70,092	50,914	187,842

Gross profit	1,247	7,566	16,856	9,460

Operating expenses:
Research and development	5,541	4,417	16,371	13,307
Selling, general and administrative	6,174	5,872	17,060	18,990
Write-off of loan receivable from silicon supplier	—	—	—	43,882
Facility start-up	8,956	2,493	20,948	6,639
Restructuring charges	2,709	777	7,279	3,394

Total operating expenses	23,380	13,559	61,658	86,212

Operating loss	(22,133)	(5,993)	(44,802)	(76,752)

Other income (expense):
Foreign exchange gains (losses), net	(5,017)	2,478	(1,361)	3,460
Interest income	4,242	118	10,004	3,672
Interest expense	(3,295)	(7,430)	(3,657)	(19,342)

Other income (expense), net	(4,070)	(4,834)	4,986	(12,210)

Loss before equity income (loss) from interest in Sovello AG, impairment of equity investment and income tax benefit	(26,203)	(10,827)	(39,816)	(88,962)
Equity income (loss) from interest in Sovello AG and impairment of investment	1,558	(79,423)	6,224	(85,915)
Income tax benefit	—	(7,805)	—	(7,805)

Net loss	$(24,645)	$(82,445)	$(33,592)	$(167,072)

Net loss per share (basic and diluted)	$(0.19)	$(0.40)	$(0.28)	$(0.92)

Weighted average shares used in computing basic and diluted net loss per share	132,034	204,790	119,807	182,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Year-to-Date Period Ended
	September 27,	October 3,
	2008	2009
Cash flows from operating activities:
Net loss	$(33,592)	$(167,072)

Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest and accretion of bond premiums	(1,708)	(478)
Accretion of capped call discount	345	—
Amortization of prepaid cost of inventory	—	7,479
Equity (income) loss from Sovello AG and impairment of investment	(6,224)	85,915
Amortization of deferred debt financing costs	515	1,037
Loss on loan receivable from silicon supplier	—	43,882
Depreciation expense	10,274	29,067
Loss on disposal of fixed assets	7,361	—
Provision for warranty	359	962
Amortization of debt discount	2,461	8,731
Compensation expense associated with employee equity awards	5,343	5,253
Changes in operating assets and liabilities:
Accounts receivable	(2,887)	(29,707)
Grants receivable	17,678	—
Inventory	(4,232)	(7,243)
Prepaid cost of inventory	(26,268)	(427)
Other current assets	9,357	(2,427)
Accounts payable	(12,883)	(20,953)
Accrued expenses	3,714	(5,206)
Interest payable, net	(1,852)	2,045
Deferred income taxes	—	(7,805)
Other	(1,040)	2,904

Net cash used in operating activities	(33,279)	(54,043)

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(250,793)	(101,331)
(Increase) decrease in restricted cash	17,178	(2,914)
Increase in Sovello AG loan	(18,174)	(11,750)
Capital Contribution to Sovello AG	—	(2,917)
Increase in other loans	(22,164)	—
Purchases of marketable securities	(88,520)	—
Proceeds from sale and maturity of marketable securities	61,809	76,716

Net cash used in investing activities	(300,664)	(42,196)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of offering costs	166,726	72,387
Proceeds from China government loan	—	13,592
Proceeds from the issuance of senior convertible debt, net of offering costs	363,983	—
Payment for capped call up-front premium	(39,543)	—
Proceeds from the share lending arrangement	3
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	1,272	332

Net cash provided by financing activities	492,441	86,311

Net increase (decrease) in cash and cash equivalents	158,498	(9,928)
Cash and cash equivalents at beginning of period	29,428	100,888

Cash and cash equivalents at end of period	$187,926	$90,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2008. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at October 3, 2009, the results of operations for the quarters and year-to-date periods ended September 27, 2008 and October 3, 2009, and the cash flows for the year-to-date periods ended September 27, 2008 and October 3, 2009. The balance sheet at December 31, 2008 has been derived from audited financial statements as of that date, except for the impact of the accounting change described in Note 2, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2009.
The condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Operating results of its foreign subsidiaries are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. The operating results and financial positions of the subsidiaries are limited in nature. Evergreen Solar has operated as one reportable segment since 2007.
The Company is currently a one-third owner of Sovello AG (“Sovello”), a joint venture with Q-Cells SE (“Q-Cells”) and Renewable Energy Corporation ASA (“REC”), and licenses to Sovello its wafer manufacturing technology used to manufacture solar panels. The Company accounts for its ownership interest in Sovello using the equity method of accounting in accordance with the Investments topic of the Financial Accounting Standard Board (“FASB”) codification. Under the equity method of accounting, the Company reports its one-third share of Sovello’s net income or loss as a single line item in its condensed consolidated statement of operations which also includes the impairment of the investment as further described in Note 6. The Company’s investment in and advances to Sovello is reported as a single line item in its condensed consolidated balance sheet.
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
Liquidity and Management Plans
At October 3, 2009, the Company had approximately $91.0 million of cash and cash equivalents, which includes approximately $13.6 million in loans received from the Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”), as part of its funding obligation for the Company’s Wuhan, China factory expansion. Early in the fourth quarter of 2009, the Company received the remaining $19.4 million due from HSTIC and expects to receive a loan of approximately $5 million from the Commonwealth of Massachusetts later in the quarter. Through mid 2010, the completions of its Devens and Midland factories, the build-out of its wafer manufacturing facility in Wuhan, China, sustaining capital and debt service will require about $69 million.

The Company has sales contracts for approximately 20 megawatts, or MW, of product to be manufactured at its Devens facility for delivery in the balance of 2009. The Company’s sales plan assumes there should be sufficient market demand to sell the remaining expected Devens manufacturing capacity at continually declining selling prices. The Company expects to continue to moderate its production levels depending on changes in market demands during the balance of the year.
As approved in the fourth quarter of 2009 the Company intends to accelerate its strategic initiative of focusing on its unique wafer manufacturing technology and will transition its Devens, Massachusetts based panel assembly to China beginning in mid 2010. The Company expects to reduce manufacturing costs associated with panel assembly once the transition is completed by the end of 2010.
The Company believes that its business plan will provide sufficient liquidity to fund its planned capital programs, its share of any potential funding requirements related to its investment in Sovello and its operating needs for the next 12 months. While the Company’s business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the resulting excess capacity, the company is exposed to additional particular risks and uncertainties including, but not limited to:
•	the need to maintain the Devens facility at a minimum of 75% capacity, or 30 MW per quarter, and stabilization of panel pricing at about $2.00 to $2.25 per watt, with sales made to creditworthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to transition panel assembly to China resulting in continued higher costs that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros;

•	the ability of Jiawei to execute against its plans to meet our required timetables; and

•	increased funding requirements for Sovello to complete its third manufacturing facility and achieve its planned manufacturing cost and operating metrics, to provide Sovello with additional liquidity, if needed, or to potentially address the loss of any prior or expected government grant funding for Sovello (see Note 6).
Although the Company’s current business plan indicates it has adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. The Company’s plan with regard to this uncertainty includes, among other actions:
•	continually monitoring operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant;

•	if market conditions allow, possibly accessing the capital markets to meet liquidity and capital expenditure requirements; and

•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement as is required with our current line of credit, supported by the expected significant increase in our accounts receivable, inventory and overall working capital and possibly hedging exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse exposure; but there can be no assurance that hedges can be put in place at terms acceptable to us or that such hedging activities will be effective.

If additional capital is needed and does not become available on acceptable terms, the Company’s ability to fund operations, further develop and expand its manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited.
2. Accounting Change
Effective January 1, 2009 the Company adopted new guidance for convertible debt instruments, as required by the Debt Conversion and Other topic of the FASB codification, which required retrospective application. The guidance requires issuers of certain convertible debt instruments to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Upon the original issuance of its 4% Senior Convertible Notes due 2013 (the “Senior Notes”) in 2008, the Company recorded the debt obligation as long-term debt in accordance with the applicable accounting standards at that time. As required by the new guidance, the Company estimated the fair value, as of the date of issuance, of its Senior Notes as if the instrument was issued without the conversion option. The difference between the fair value and the principal amount of the instrument was retrospectively recorded as debt discount and as a component of equity. The amortization of the debt discount is being recognized over the expected five-year life of the Senior Notes as a non-cash increase to interest expense. A portion of the incremental interest cost is capitalized and added to the cost of qualified assets. The Company’s aggregate principal amount of $90.0 million subordinated convertible notes which were issued in June 2005 and subsequently redeemed in July 2008 are not within the scope of the guidance.
The following table reflects the Company’s previously reported amounts, along with the adjusted amounts as required by the new guidance in the Debt Conversion and Other topic of the FASB codification (in thousands):

	As of December 31, 2008
			Effect of
Balance Sheet Category	As Reported	As Adjusted	Change
Other current assets	$5,723	$7,684	$1,961
Deferred financing costs	7,494	6,152	(1,342)
Fixed assets, net	403,664	406,191	2,527
Senior convertible notes	373,750	373,750	—
Debt discount	—	(62,219)	(62,219)
Deferred income taxes	7,815	9,776	1,961
Additional paid-in capital	737,615	803,491	65,876
Accumulated deficit	(221,215)	(223,687)	(2,472)
For the quarter and year-to-date periods ended October 3, 2009, the Company recognized non-cash interest expense of approximately $3.0 million and $8.7 million, respectively, associated with the amortization of the debt discount. The adoption of the new guidance resulted in a change to the Company’s condensed consolidated statement of operations for the quarter and year to date period ended September 27, 2008, specifically an increase to interest expense of approximately $2.5 million, excluding capitalized interest, as its Senior Notes were issued in the third quarter of 2008. In addition, the Company will be required to amend its 2008 operating results for the fourth quarter of 2008 and the full year 2008 when presented in future filings.
3. Cash and Marketable Securities
Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.
The Company’s marketable securities are classified as available-for-sale. At December 31, 2008, the Company primarily held commercial paper and corporate bonds. All commercial paper is rated A-1/P-1 or higher and corporate bonds A/A2 or higher. The investments are carried at fair market value. At December 31, 2008 and

October 3, 2009, there were unrealized gains of $26,000 and $0, respectively, which are reported as part of stockholders’ equity.
The following table summarizes the Company’s marketable securities as of December 31, 2008, with maturity dates ranging from January 2009 through August 2009 (in thousands):

		Unrealized
	Amortized	Gains	Fair
	Cost	(Losses)	Value
Government Obligations	$9,997	$3	$10,000
Commercial paper	44,852	24	44,876
Corporate bonds	21,746	(1)	21,745

Marketable Securities	$76,595	$26	$76,621

4. Inventory
Inventory consisted of the following at December 31, 2008 and October 3, 2009 (in thousands):

	December 31,	October 3,
	2008	2009
Raw materials	$17,928	$19,805
Work-in-process	3,910	6,770
Finished goods	1,662	4,168

	$23,500	$30,743

Prepaid cost of inventory	$183,889	$175,298
Less: current portion	11,696	19,302

Non-current portion	$172,193	$155,996

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
On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silicium de Provence S.A.S. (“Silpro”). This supply agreement provided the general terms and conditions pursuant to which Silpro would supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company loaned Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time was recorded as an adjustment to the cost of inventory. At December 31, 2008 this loan is presented on the balance sheet as loan receivable from silicon supplier. In April 2009 as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the loan receivable from Silpro and the related interest will not be repaid and the Company recognized a non-cash charge of $43.9 million for the quarter ended April 4, 2009. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure a long-term financing solution.

5. Fixed Assets
Fixed assets consisted of the following at December 31, 2008 and October 3, 2009 (in thousands):

	Useful	December 31,	October 3,
	Life	2008	2009
		(Adjusted)
Land		$119	$119
Building	40 years	97,957	206,236
Laboratory and manufacturing equipment	3-7 years	182,109	279,536
Computer and office equipment	3-7 years	4,594	6,110
Leasehold improvements	Lesser of 15 to 20	16,413	16,418
	years or lease term
Assets under construction		175,880	30,104

		477,072	538,523
Less: Accumulated depreciation		(70,881)	(98,175)

		$406,191	$440,348

During 2007, the Commonwealth of Massachusetts support program awarded the Company $20.0 million in grants towards the construction of its Devens, Massachusetts manufacturing facility, virtually all of which has been received as of October 3, 2009. The grants have been capitalized as a reduction of the construction costs. The funds granted are subject to repayment by the Company if, among other conditions, the Devens manufacturing facility does not create and maintain 350 new jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs per annum that are not created. Because the Company has the ability and intent to satisfy the obligations under the awards, the grant amounts received will be amortized over the same period as the underlying assets to which they relate.
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
Depreciation expense for the quarter and year-to-date periods ended September 27, 2008 was $4.4 million and $10.3 million, respectively, and $10.6 million and $29.1 million, respectively, for the quarter and year-to-date periods ended October 3, 2009.
As of October 3, 2009, the Company had outstanding commitments for capital expenditures of approximately $13.9 million, primarily for the construction and equipment for its Devens facility and for its new Midland, Michigan and Wuhan, China facilities.
6. Investment in Sovello
The Company owns a one-third interest in Sovello and therefore applies the equity method of accounting for its share of Sovello’s operating results in accordance with the guidance in the Equity Method and Joint Ventures topic in the FASB Codification.
The financial information for Sovello for the quarter and year-to-date periods ended September 27, 2008 and October 3, 2009 is as follows (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	September 27,	October 3,	September 27,	October 3,
	2008	2009	2008	2009
Revenue	$84,123	$43,260	$258,369	$89,969
Cost of goods sold	65,421	52,723	201,886	100,595
Other expenses	13,781	19,668	37,563	38,985
Net income (loss)	4,921	(29,131)	18,920	(49,611)

	December 31,	October 3,
	2008	2009
Current assets	$241,871	$183,249
Non-current assets	408,347	448,876
Current liabilities	181,550	447,312
Non-current liabilities	318,627	78,691
The European Commission is currently reviewing certain investment grants relating to the construction of the Sovello 1 and Sovello 2 facilities. Grants of approximately 9.0 million Euros (approximately $13.1 million at October 3, 2009 exchange rates) relating to Sovello 1 (which have been received by Sovello) and up to 18.0 million Euros (approximately $26.3 million at October 3, 2009 exchange rates) relating to the combined Sovello 1 and Sovello 2 facilities (which have been earned but yet to be received) are under review.
An unfavorable ruling by the European Commission against Sovello would require repayment of any grants already received, or if any of the grants earned but not yet received by Sovello are not paid, then the Company would be obligated to fund its pro-rata share of the lost grant amounts through further loans or equity contributions. Early in the fourth quarter, Sovello was informed by the European Commission that it intends to release a negative decision on the 9.0 million Euro grant although Sovello has not received formal notification. Sovello believes that it qualified for the investment grants and will appeal any such finding by the European Commission if formalized. Accordingly, Sovello has not recorded any repayment provisions in its financial statements as of October 3, 2009. Sovello’s shareholders, including the Company, agree with Sovello’s position on the matter.
As of October 3, 2009, Sovello is in violation of its bank loan agreement (the “Loan Agreement”) with a syndicate of lenders led by Deutsche Bank AG (“Deutsche Bank”). The violation allows the bank to exercise its termination rights and call the loan. However, Deutsche Bank has temporarily waived the violation until November 30, 2009 and is negotiating with Sovello and its shareholders to amend the loan agreement. Required repayments of the loans were suspended during the first three quarters of 2009.
On April 15, 2009, the Company entered into a guarantee of loan obligations on behalf of Sovello. Pursuant to this guarantee, the Company has agreed to guarantee up to 10 million Euros (approximately $14.6 million at October 3, 2009 exchange rates) of Sovello’s repayment obligations under the Loan Agreement. The Loan Agreement was entered into in April 2007 and amended in September 2008 between Sovello and Deutsche Bank and provides Sovello with an aggregate loan amount of up to 192.5 million Euros. Sovello’s other shareholders also entered into guarantees for an additional 20 million Euros with Deutsche Bank on the same terms as the Company (see Note 9).
The shareholder guarantees were provided by the Company and Sovello’s other shareholders in connection with ongoing discussions between Sovello, Deutsche Bank and the shareholders regarding a restructuring of Sovello’s obligations under the Loan Agreement. In connection with the guarantees, the Company, Q-Cells and REC also entered into a letter agreement with Deutsche Bank. Pursuant to the letter agreement the three Sovello shareholders made loans to Sovello in the aggregate amount of 15 million Euros (approximately $21.9 million at October 3, 2009 exchange rates), including the U.S. dollar equivalent of 5 million Euros (approximately $7.3 million at October 3, 2009 exchange rates) loaned by the Company. Also, pursuant to the letter agreement, the shareholders initially agreed to provide Sovello through August 15, 2009 with additional liquidity, if needed, other than payments that might be required pursuant to the Loan Agreement. This date, which has since been amended, now extends to November 30, 2009. In conjunction with the agreement the bank syndicate had requested that each shareholder put an additional 2.0 million Euro into escrow (approximately $2.9 million at October 3, 2009 exchange rates) to continue good faith negotiations on restructuring Sovello’s debt. The escrow deposits, which were made by the shareholders during the third quarter of 2009, have since been contributed as additional equity to Sovello as of October 3, 2009 and remitted to the banks as a loan payment.
Evergreen Solar Loans to Sovello
In January 2007, the Company, REC and Q-Cells entered into a shareholder loan agreement with Sovello. Under the terms of the shareholder loan agreement, Sovello repaid all outstanding shareholder loans at that time, plus accrued interest, in exchange for a shareholder loan of 30 million Euros (approximately $43.8 million at October 3, 2009 exchange rates) from each shareholder. Since that time, the Company, REC and Q-Cells have entered into several other shareholder loan agreements with Sovello with the Company’s share denominated in U.S. dollars. Interest on the January 2007 loan and the $18.2 million June 2008 loan is payable quarterly in arrears, however such payments have been suspended. Interest on the $10.6 million December 2008 loan and $6.7 million March 2009 loan is payable concurrent with the repayment of the underlying principal amounts. The loans, which in the aggregate total approximately $79.3 million at October 3, 2009, prior to the impairment charge, carry interest rates ranging from 5.43% to 7.0% and are included in “Investments in and advances to Sovello AG” on the balance sheet. Based upon an agreement between Sovello’s shareholders and Sovello’s bank, the loans and interest thereon will not be repaid until the earlier of the completion of an initial public offering or other liquidity event generating sufficient cash to repay the bank loans.
Impairment
The Company regularly monitors the performance of Sovello and, utilizing several factors, assesses the need to record an impairment of the carrying value of its aggregate investment when the impairment is determined to be other than temporary in nature. The process of assessing whether its investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows, financing needs, comparable market data, the current investing environment, management changes and competition.
Based on the Company’s evaluation, it recorded an impairment charge of approximately $69.7 million related to its aggregate investment in Sovello for the quarter and year-to-date period ended October 3, 2009 as a result of continued deterioration in Sovello’s operations during the third quarter of 2009, their continued difficulties in renegotiating their bank financing, and on-going deterioration in world-wide pricing for their products. This impairment loss is reflected in “Equity income (loss) from interest in Sovello AG and impairment of investment” in the Company’s accompanying condensed consolidated statements of operations. In making this assessment, the Company performed an expected value calculation that considered a range of scenarios including Sovello’s ability to continue as a going concern, forecasted 2010 EBITDA which included current projections of volumes and selling prices, and enterprise value multiples of comparable entities.
If Sovello is not able to restructure the terms of its loan agreements or its operations continue to deteriorate, the carrying value of the Company’s aggregate investment could be further impaired in the future.
7. Long-Term Debt
Convertible Subordinated Notes
On June 29, 2005, the Company issued 4.375% convertible subordinated notes due 2012 (the “Notes”) in the aggregate principal amount of $90.0 million with interest on the Notes payable semiannually. The Company received proceeds, net of offering costs, of $86.9 million, a portion of which was used to (1) increase research and development spending on promising next generation technologies, (2) explore further expansion opportunities and (3) fulfill its commitments with Sovello. On July 7, 2008, the Company notified the holders of the Notes that on July 22, 2008 (the “Redemption Date”) it would redeem all of the outstanding Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the Redemption Date. In lieu of redemption, all of the Notes were converted to common stock of the Company and the Company issued 12,178,607 shares of common stock to the holders of the Notes on July 22, 2008.

Senior Convertible Notes
On July 2, 2008, the Company completed its public offering of $373.75 million aggregate principal amount of its Senior Notes. Net proceeds to the Company from the Senior Notes offering, including the cost of the capped call transaction (see Capped Call), were approximately $325.8 million. The Company’s financing costs associated with the Senior Notes are being amortized over the five year term.
The Senior Notes bear cash interest at the rate of 4% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2009, with an effective interest cost of approximately 8.4% as a result of the adoption of the guidance as required in the Debt Conversion and Other topic of the FASB codification. The Senior Notes will mature on July 15, 2013 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The Senior Notes are not redeemable at the Company’s option prior to the stated maturity date. If certain fundamental changes occur at any time prior to maturity, holders of the Senior Notes may require the Company to repurchase their Senior Notes in whole or in part for cash equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Company’s Senior Notes is estimated based on quoted market prices which were trading at an average of approximately 40% of par value as of October 3, 2009, or approximately $149.5 million.
At maturity and upon certain other events, including a change of control and when the trading price of the Company’s common stock exceeds 130% of the then effective conversion price, the Senior Notes are convertible into cash up to their principal amount and shares of the Company’s common stock for the remainder, if any, of the conversion value in excess of such principal amount at the initial conversion rate of 82.5593 shares of common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $12.1125 per share). Subject to certain exceptions and limitations, the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading at the conversion price of $12.1125 (or lower) would receive $1,000 (or less) in cash, and the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading above the conversion price of $12.1125 would receive $1,000 in cash and shares of the Company’s common stock to the extent that the market value of the Company’s common stock multiplied by the conversion rate, which is initially 82.5593, exceeds $1,000. If a non-stock change of control occurs and a holder elects to convert Senior Notes in connection with such non-stock change of control, such holder may be entitled to an increase in the conversion rate. The conversion rate may also be adjusted under certain other circumstances, including, but not limited to, the issuance of stock dividends and payment of cash dividends. In accordance with the guidance in Earnings Per Share topic and the Debt topic of the FASB codification, the Senior Notes were initially accounted for as traditional convertible debt, with no bifurcation of the conversion feature recognized as a separate asset or liability (see Note 2 Accounting Change for the impact of the Company’s adoption of the guidance in the Debt Conversion and Other topic of the FASB codification).
For each of the quarters ended September 27, 2008 and October 3, 2009, the Company recorded approximately $6.0 million and $6.7 million (which includes non-cash interest of approximately $2.5 million and $3.0 million associated with guidance in the Debt Conversion and Other topic of the FASB codification in 2009), respectively, in interest expense associated with its Notes and Senior Notes, and capitalized interest of approximately $3.4 million and $200,000, respectively. For each of the year-to-date periods ended September 27, 2008 and October 3, 2009, the Company recorded approximately $7.9 million and $20.1 million (which includes non-cash interest of approximately $2.5 million and $8.7 million associated with the guidance in the Debt Conversion and Other topic of the FASB codification in 2009), respectively, in interest expense associated with its Notes and Senior Notes, and capitalized interest of approximately $5.2 million and $2.6 million, respectively.
Capped Call
In connection with the Company’s Senior Notes offering on June 26, 2008, the Company entered into a capped call transaction with respect to the Company’s common stock (the “Capped Call”) with an affiliate of underwriter for the offering, Lehman Brothers Inc. (the “the lead underwriter”), in order to reduce the dilution that would otherwise occur as a result of new common stock issuances upon conversion of the Senior Notes. The Capped Call has an initial strike price of $12.1125 per share, subject to certain adjustments, which matches the initial conversion price of the Senior Notes, and has a cap price of $19.00 per share.
The capped call transaction was designed to reduce the potential dilution resulting from the conversion of the Senior Notes into shares of common stock, and effectively increase the conversion price of the Senior Notes for the Company to $19.00 per share from the actual conversion price to the note holders of $12.11 per share. The total premium to be paid by the Company for the capped call was approximately $68.1 million, of which $39.5 million was paid contemporaneously with the closing of the Senior Notes offering and the remaining $28.6 million was required to be paid in nine equal semi annual installments beginning January 15, 2009. In accordance with the guidance in Distinguishing Liability from Equity topic in the FASB codification. and the Derivative and Hedging topic in the FASB codification, the capped call instrument was classified as equity and therefore the up-front capped call premium plus the present value of the future installments were recorded in additional paid-in capital. As this instrument does not qualify as a derivative under Derivatives and Hedging topic of the FASB codification, it will not be subject to mark-to-market adjustments in future periods.
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
On September 9, 2009, the Company received notification from the lead underwriter’s affiliate purporting to terminate the capped call transaction based on the Company’s failure to pay certain amounts under the capped call transaction. Despite the notification received, the Company does not believe the lead underwriter’s affiliate has the right to terminate the capped call transaction and the Company disputes the assertion that it has defaulted on any payment obligations under the capped call transaction.
In connection with the sale of the Senior Notes, the Company also entered into a common stock lending agreement (see Common Stock Lending Agreement within Note 11).
Loan Payable
As part of the Company’s plan to expand its manufacturing operations into China, on July 24, 2009 the Company and HSTIC entered into an Increase Registered Capital and Enlarge Shares Agreement (the “Investment Agreement”) related to HSTIC’s investment in the Company’s subsidiary, Evergreen Solar (China) Co., Ltd. (“Evergreen Wuhan”). Pursuant to the Investment Agreement, HSTIC will invest the RMB equivalent of $33 million in Evergreen Wuhan in exchange for 66% of Evergreen Wuhan’s shares. The Company will invest $17 million in cash and equipment for the remaining 34% of Evergreen Wuhan’s shares. Immediately upon HSTIC’s investment, the Company agreed to purchase HSTIC’s shares and is required to pay for the shares no later than the end of the five-year period after the investment is received by Evergreen Wuhan. This payment obligation will require the Company to pay to HSTIC for its shares in Evergreen Wuhan an amount equal to HSTIC’s aggregate investment of $33 million plus 7.5% compounded annually, resulting in a debt-like instrument. Accordingly, the Company has treated its payment obligation as indebtedness of the Company and fully consolidates Evergreen Wuhan which it considers to be wholly-owned.
The Investment Agreement also sets forth certain negative and affirmative covenants that must be complied with to avoid accelerating the Company’s obligation to pay for HSTIC’s shares. Covenants include, but are not limited to, reporting obligations and approval requirements for certain affiliate transactions and other extraordinary business activities. If the Registrant fails to meet its obligation to pay for HSTIC’s shares at the end of five years or upon the possible acceleration of the payment term, the Company will be required to relinquish its Board and management control over Evergreen Wuhan.
As of October 3, 2009 HSTIC has made an initial investment of approximately RMB 92.8 million ($13.6 million at October 3, 2009 exchange rates). Interest incurred on the loan as of October 3, 2009, which is payable in conjunction with the loan repayment, was approximately RMB 3.4 million ($0.5 million at October 3, 2009 exchange rates). The combined amount has been included in Loan Payable on the balance sheet. Early in the fourth quarter of 2009, the Company received the remaining $19.4 million due from HSTIC.
8. Line of Credit
On October 16, 2008, the Company entered into a Loan and Security Agreement with a bank for a credit facility that provides for a $40 million secured revolving line of credit, which, provided the Company is not in default of any covenants, may be used to borrow revolving loans or to issue letters of credit on its behalf, and includes a foreign exchange sublimit and a cash management services sublimit. The Company is currently in default as described below and cannot draw on the credit facility.
This credit facility replaced a $25 million secured revolving line of credit which matured on July 4, 2008. The interest rates on borrowings under the line of credit will be calculated by reference to the bank’s prime rate and will depend on maintenance by the Company of certain amounts of cash at the bank. The credit facility matures on October 16, 2010, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. As of October 3, 2009, there were approximately $2.9 million of outstanding letters of credit. As collateral and support for the loans to be made under the credit facility, the Company pledged controlling interests in its domestic subsidiaries to the bank, and the Company’s domestic subsidiaries have made unconditional guaranties of the Company’s indebtedness and entered into security agreements with the bank.
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
As of October 3, 2009, the Company is in violation of the financial covenant described above and, as a result, does not have availability under the line. The Company has segregated cash to collateralize the outstanding letters of credit which is included in restricted cash on the balance sheet.
9. Commitments and Contingencies
Potential Litigation with Lehman Brothers.
On September 25, 2009, the Company received a letter from an affiliate of the lead underwriter to its Senior Notes offering requesting payment of $19,992,487 (plus $340,673 in interest) as payment for the termination of the Capped Call transaction (see Note 7) which the affiliate believes it has the right to terminate and purported to terminate in a letter received by the Company on September 9, 2009.
Despite the demand for payment and purported termination letter received, the Company rejects the affiliate’s assertions that (i) it has the right to terminate the Capped Call transaction, (ii) that the Company has defaulted on any payment obligations under the Capped Call transaction and (iii) that any amounts are currently due and payable to the affiliate under the Capped Call transaction. The Company intends to vigorously defend against all such claims by the affiliate and any related parties should they be asserted and the Company continues to pursue its related claims in bankruptcy against the lead underwriter and certain of its affiliates.

Noise Noncompliance Proceedings for the Devens Manufacturing Facility.
In late-March 2009, initial complaints regarding noncompliance with applicable noise restrictions were made to the Devens Enterprise Commission, (the “ DEC”), the governmental authority that regulates development and zoning within the Devens Enterprise Zone where the Company’s Devens, Massachusetts manufacturing facility is located.
After the issuance by the DEC of two noncompliance notices and initial efforts by the Company to remedy the noncompliance and various administrative proceedings, on July 14, 2009, the DEC adopted a Resolution which requires the Company to attenuate certain noises being generated by the Devens facility in violation of the DEC’s noise regulations by September 2009.
At this time, the Company believes it is operating in compliance with the DEC’s regulations but the DEC has extended the deadline for full compliance with the Resolution so that some testing of noise levels can be completed and certain other requirements from the Resolution can be addressed, including a worst case scenario test to confirm that the facility will comply with the noise restrictions under all possible operating conditions and the installation of a long-term monitoring system.
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
The following table summarizes the activity regarding the Company’s warranty accrual for the year-to-date periods ended September 27, 2008 and October 3, 2009 (in thousands):

	Year-to-Date Period Ended
	September 27,	October 3,
	2008	2009
Balance at beginning of period	$705	$1,182
Warranty costs accrued	359	962
Warranty costs incurred	(88)	(53)

Balance at end of period	$976	$2,091

Sovello Debt Guarantees
On April 30, 2007, the Company, Q-Cells and REC entered into a Guarantee and Undertaking Agreement in connection with Sovello entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement originally provided Sovello with aggregate borrowing availability of up to 142.0 million Euros (approximately $207.1 million at October 3, 2009 exchange rates) which was subsequently amended to 192.5 million Euros in September 2008 (approximately $280.8 million at October 3, 2009 exchange rates). Pursuant to the Guarantee, the Company, Q-Cells and REC each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of Sovello’s repayment obligations under the loan agreement. As of October 3, 2009, the total amount of debt outstanding under the loan agreement was 93.6 million Euros (approximately $136.6 million at October 3, 2009 exchange rates) which was all current, a reduction of approximately 27.4 million Euros from December 31, 2008 (approximately $39.9 million at October 3, 2009 exchange rates). Repayment of the loan is due in quarterly installments through December 31, 2011 (see Note 6 Investment in Sovello).
On April 15, 2009, the Company entered into a new guarantee of loan obligations on behalf of Sovello. Pursuant to the new guarantee, the Company has agreed to guarantee up to 10 million Euros (approximately $14.6 million at October 3, 2009 exchange rates) of Sovello’s repayment obligations under a syndicated loan agreement with a syndicate of lenders led by Deutsche Bank. Sovello’s other shareholders also entered into guarantees for an additional 20 million Euros (approximately $29.2 million at October 3, 2009 exchange rates) with Deutsche Bank on the same terms as the Company.
The shareholder guarantees were provided by the Company and Sovello’s other shareholders in connection with ongoing discussions between Sovello, Deutsche Bank and the shareholders regarding a restructuring of Sovello’s obligations under the Loan Agreement. In connection with the guarantees, the Company, Q-Cells and REC also entered into a letter agreement with Deutsche Bank. Pursuant to the letter agreement the three Sovello shareholders made loans to Sovello in the aggregate amount of 15 million Euros (approximately $21.9 million at October 3, 2009 exchange rates), including the U.S. dollar equivalent of 5 million Euros (approximately $7.3 million at October 3, 2009 exchange rates) loaned by the Company. Also, pursuant to the letter agreement, the shareholders initially agreed to provide Sovello through August 15, 2009 with additional liquidity, if needed, other than payments that might be required pursuant to the Loan Agreement. This date, which has since been amended, now extends to November 30, 2009.
10. Fair Value Measurements
The Fair Value Measurements and Disclosures topic of the FASB codification, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 and October 3, 2009 (in thousands):

	December 31, 2008
				Using
			Using Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
	Total Carrying	Active Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Money markets	$65,599	$65,599	$—	$—
Government obligation	10,000	—	10,000	—
Marketable securities	66,621	—	66,621	—

	October 3, 2009
				Using
			Using Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
	Total Carrying	Active Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Money markets	$23,006	$23,006	$—	$—
Term deposit	13,056	13,056	—	—
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
11. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. As of December 31, 2008, the Company had 250,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. At the Company’s annual meeting of stockholders on June 18, 2008, the stockholder’s approved a resolution increasing the number of authorized shares of common stock from 150,000,000 to 250,000,000, the amount reflected on the Company’s balance sheet. In addition 1,500,000 shares were authorized for future issuance under the Company’s 2000 Stock Option and Incentive Plan. At October 3, 2009, 12,150,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan. On November 5, 2009, the Company filed a proxy statement to hold a special shareholders’ meeting to approve an amendment to the Company’s Third Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 250,000,000 to 450,000,000.
On February 15, 2008, the Company closed a public offering of 18.4 million shares of its common stock. The shares of common stock were sold at a per share price of $9.50 (before underwriting discounts). The net proceeds to the Company from the public offering were approximately $166.7 million.

On May 28, 2009, the Company completed a public offering of 42.6 million shares of its common stock. The shares of common stock were sold at a per share price of $1.80 (before underwriting discounts). Proceeds to the Company from the public offering were approximately $72.4 million, net of reimbursed legal fees and the underwriter’s discount of approximately $3.7 million.
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
12. Comprehensive Income (Loss)
Comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income (loss) for the quarter and year-to-date periods ended September 27, 2008 and October 3, 2009, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	September 27,	October 3,	September 27,	October 3,
	2008	2009	2008	2009
Net loss	$(24,645)	$(82,445)	$(33,592)	$(167,072)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(205)	(8)	(208)	(26)
Cumulative translation adjustments	(5,836)	2,822	(1,573)	3,150

Total comprehensive loss	$(30,686)	$(79,631)	$(35,373)	$(163,948)

13. Stock Based Compensation
The following table presents share-based compensation expense included in the Company’s consolidated statements of operations under the Stock Compensation topic of the FASB codification for the quarter and year-to-date periods ended September 27, 2008 and October 3, 2009, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	September 27,	October 3,	September 27,	October 3,
	2008	2009	2008	2009
Cost of revenue	$306	$332	$782	$1,502
Research and development expenses	392	345	1,115	1,111
Selling, general and administrative expenses	945	762	2,677	2,477
Facility start-up	302	146	769	163

	$1,945	$1,585	$5,343	$5,253

Stock-based compensation costs capitalized as part of the construction costs of the Company’s Devens manufacturing facility were approximately $110,000 and $0 for the quarters ended September 27, 2008 and October 3, 2009, respectively and $309,000 and $112,000 for the year-to-date periods ended September 27, 2008 and October 3, 2009, respectively.
Stock Incentive Plan
The Company is authorized to issue up to 12,150,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 1.3 million shares are available for future issuance or future grant as of October 3, 2009. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares. All awards granted will expire ten years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.
Stock option activity under the 2000 Plan for the year-to-date period ended October 3, 2009 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)
Outstanding at January 1, 2009	3,688	$4.65
Granted	871	2.24
Exercised	(27)	1.81
Forfeited	(260)	3.59

Outstanding at October 3, 2009	4,272	$4.24

The following table summarizes information about stock options outstanding at October 3, 2009:

			Options Outstanding		Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
		(in thousands)			(in thousands)
$ 1.32	$1.60	27	3.76	$1.53	27	$1.53
1.61	1.61	1,638	4.19	1.61	1,638	1.61
1.68	2.17	322	3.85	2.01	322	2.01
2.24	2.24	706	9.66	2.24	—	—
2.29	4.70	461	4.60	3.23	461	3.23
5.00	7.30	459	5.22	7.00	459	7.00
7.59	13.97	283	5.86	9.91	271	9.90
14.00	14.00	35	1.08	14.00	35	14.00
15.09	15.09	325	6.39	15.09	251	15.09
19.00	19.00	16	1.08	19.00	16	19.00

		4,272	5.46	$4.24	3,480	$4.39

The aggregate intrinsic value of outstanding options as of October 3, 2009 was $269,000, all of which relates to options that were vested. The aggregate intrinsic value of outstanding options as of December 31, 2008 was $3.2 million, which relates to options that were vested. The intrinsic value of options exercised during the year-to-date period ended October 3, 2009 was approximately $17,000. As of October 3, 2009, there was $1.4 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. Total cash received from the exercise of stock options was $49,000 for the year-to-date period ended October 3, 2009.
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted for the quarter and year-to-date periods ended October 3, 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

Year-to-date
Period Ended
October 3, 2009
Expected options term (years)	4.5 - 9.25
Risk-free interest rate	1.31% - 2.08%
Expected dividend yield	None
Volatility	102% - 127%
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

No options were granted for the year-to-date period ended September 27, 2008. For the quarter and year-to-date periods ended October 3, 2009 there were 0 and 871,000 options granted, respectively.
The Company values restricted stock units and restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures. Restricted stock activity for the year-to-date period ended October 3, 2009 is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding at January 1, 2009	3,132	$10.94
Granted	853	1.93
Vested	(418)	1.77
Forfeited	(620)	8.40

Outstanding at October 3, 2009	2,947	$10.17

Included in outstanding restricted shares are 1.3 million shares of performance-based restricted stock. The Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers in February 2007 and 100,000 shares to an executive officer in July 2007, of which 200,000 shares have since been cancelled due to employee terminations, which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2012. Also, in February 2006, the Company granted 800,000 shares of performance based restricted stock to the Company’s executive officers, of which 200,000 shares have since been cancelled due employee terminations, which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2011. As of October 3, 2009 the Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $15.1 million of compensation expense associated with these performance-based awards if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.
As of October 3, 2009, there was $8.2 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the Company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 1.8 years. The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of October 3, 2009 was $5.2 million.
14. Write-off of Loan Receivable from Silicon Supplier
On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silpro. This supply agreement provided the general terms and conditions pursuant to which Silpro would supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company agreed to loan Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time was recorded as an adjustment to the cost of inventory. At December 31, 2008, this loan is presented on the balance sheet as loan receivable from silicon supplier. In April 2009, as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the loan receivable from Silpro and the related interest will not be repaid and the Company recognized a non-cash charge of $43.9 million during the period ended April 4, 2009. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure a long-term financing solution.
15. Facility Start-up Costs
In preparing for the operations of its Devens, Midland, Michigan and Wuhan, China facilities, the Company incurred start-up costs of approximately $9.0 million and $2.5 million for the quarters ended September 27, 2008 and October 3, 2009, respectively. The Company incurred start-up costs of approximately $20.9 million and $6.6 million for the year-to-date periods ended September 27, 2008 and October 3, 2009, respectively. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with preparing and qualifying the facilities for production.
16. Restructuring Charges
On December 31, 2008, the Company ceased production at its Marlboro pilot manufacturing facility as part of its restructuring plan to lower overhead costs and to reduce overall cash requirements. While ongoing R&D activities will continue to be performed at its research and development facility in Marlboro, advanced manufacturing piloting activities will be performed at its Devens manufacturing facility with little or no impact to overall production capacity. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility. For the quarter and year-to-date periods ended October 3, 2009 the Company recorded costs of approximately $777,000 and $3.4 million primarily for severance to terminated employees, rent and utilities, and professional fees associated with closure of the facility. For the quarter and year-to-date periods ended September 27, 2008, the Company recorded $2.7 million and $7.3 million for equipment write-offs of its early generation wafer manufacturing machines that would not be used at its Devens facility. The Company expects it will continue to incur occupancy and moving costs through the expiration of the lease in mid-2010 and may incur location restoration costs.
17. Income Taxes
On January 1, 2007 the Company adopted the provisions related to uncertain tax positions under the Income Taxes topic of the FASB codification. As a result of the implementation of this guidance, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. The Company has approximately $1.7 million of reserves related to uncertain tax positions on research and development tax credits as of October 3, 2009. The Company is in the process of completing a study of its research and development tax credits which could result in additional charges for these credits. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the carry forwards upon completion of the study would be offset by a corresponding reduction to the valuation of the allowance.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2008 and October 3, 2009, the Company had no accrued interest or penalties related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
During the quarter ended October 3, 2009 the Company recorded a $7.8 million income tax benefit in its statement of operations as a result of the impairment charge recorded against the book basis of its investment in Sovello (see Note 6). This income tax benefit arose from the partial reversal of a previously recorded deferred income tax liability. As of October 3, 2009 the Company has recorded a deferred income tax liability of approximately $0.3 million as a result of the gains recognized from the additional investments made in Sovello by the Company’s strategic partners in 2006 and 2007, in addition to cumulative translation adjustments.

18. Net Loss per Common Share
The Company computes net loss per common share in accordance with the Earning Per Share topic of the FASB codification”. Under the guidance, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarter and year-to-date periods ended September 27, 2008 and October 3, 2009 does not include approximately 38.3 million and 38.1 million potential shares of common stock equivalents outstanding at September 27, 2008 and October 3, 2009, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.
In connection with the sale of Senior Notes on June 26, 2008, the Company entered into a common stock lending agreement with an affiliate of the lead underwriter pursuant to which the Company loaned 30,856,538 shares of its common stock to the affiliate (see Note 11). These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the Senior Notes. On September 15, 2008 and October 3, 2008, respectively, the lead underwriter and its affiliate filed for protection under Chapter 11 of the federal Bankruptcy Code. As a result of the bankruptcy filing, the lead underwriter’s affiliate was contractually required to return the shares to the Company. The Company has since demanded the immediate return of all outstanding borrowed shares, however, the shares have not yet been returned. While the Company believes it is exercising all of its legal remedies, it has included these shares in its basic and diluted per share calculation on a weighted average basis due to the uncertainty regarding the recovery of the borrowed shares.

19. Geographical and Customer Concentration Information
Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenue:

	Quarter Ended
	September 27,	October 3,
	2008	2009
By geography:
United States	57%	24%
Germany	27%	64%
Korea	10%	2%
All other	6%	10%

	100%	100%

By customer:
Wagner & Co. Solartechnik GmbH	2%	27%
IBC Solar AG	2%	20%
Donauer Solartechnik Vertriebs GmbH	—	10%
SunPower Corporation (formerly PowerLight)	23%	—
Solar City	16%	7%
Woojin Electric Machinery Co. Ltd.	10%	—
All other	47%	36%

	100%	100%

	Year-to-Date Period Ended
	September 27,	October 3,
	2008	2009
By geography:
United States	53%	23%
Germany	26%	54%
Spain	12%	—
All other	9%	23%

	100%	100%

By customer:
IBC Solar AG	1%	19%
Wagner & Co. Solartechnik GmbH	1%	17%
SunPower Corporation (formerly PowerLight)	43%	—
Ralos Vertriebs GmbH	17%	11%
S.A.G. Solarstrom Vertriebs GmbH	10%	—
All other	28%	53%

	100%	100%

The Company has historically relied on a small number of customers for a substantial portion of its business and generally does not require collateral or other security against accounts receivable. This customer concentration increases our exposure to credit risk since the financial insolvency of any of these customers could have a significant impact on our liquidity and results of operations. The following table summarizes the Company’s concentration of accounts receivable as of December 31, 2008 and October 3, 2009, respectively:

	December 31,	October 3,
	2008	2009
% of accounts receivable
IBC Solar AG	6%	24%
Ralos Vertriebs GmbH	13%	22%
Sun & Kim Co., Ltd.	—	12%
Solar City	14%	5%
SunPower Corporation (formerly PowerLight)	20%	—
Top 5 Customers	64%	74%
20. Related Party Transactions
In the normal course of business, the Company purchases silicon from REC and OCI Company Ltd., formerly DC Chemical Co., Ltd. (“OCI”) under existing supply agreements. For the quarters ended September 27, 2008 and October 3, 2009, the Company purchased silicon from REC for approximately $471,000 and $864,000, respectively. For the year-to-date periods ended September 27, 2008 and October 3, 2009, the Company purchased silicon from REC for approximately $2.0 million and $2.7 million, respectively. For the quarters ended September 27, 2008 and October 3, 2009, the Company purchased silicon from OCI for approximately $2.5 million and $8.3 million, respectively. For the year-to-date periods ended September 27, 2008 and October 3, 2009, the Company purchased silicon from OCI for approximately $3.9 million and $21.9 million, respectively. As of October 3, 2009, the Company had approximately $288,000 outstanding to REC and $1.9 million outstanding to OCI.
The Company earns fees from Sovello for its marketing and sale of Sovello panels, as well as management of customer relationships and contracts, and royalty payments for its technology license to Sovello, which combined totaled approximately $4.3 million and $2.2 million for the quarters ended September 27, 2008 and October 3, 2009, respectively, and $13.6 million and $4.7 million for the year-to-date periods ended September 27, 2008 and October 3, 2009, respectively. The Company also receives payments from Sovello as a reimbursement of certain research and development and other support costs it incurs that benefit Sovello. For the quarters ended September 27, 2008 and October 3, 2009, the Company earned $31,000 and $(7,000), respectively, from Sovello for reimbursement of certain research and development costs and other support costs. For the year-to-date periods ended September 27, 2008 and October 3, 2009, the Company earned $370,000 and $6,000, respectively, from Sovello for reimbursement of certain research and development costs and other support costs. In addition, during the normal course of operations, the Company may buy or sell materials from/to Sovello. For the quarters ended September 27, 2008 and October 3, 2009, the Company purchased $61,000 and $100,000 in materials from Sovello, respectively, and sold $54,000 and $0 in materials to Sovello, respectively. For the year-to-date periods ended September 27, 2008 and October 3, 2009, the Company purchased $168,000 and $132,000 in materials from Sovello, respectively, and sold $425,000 and $38,000 in materials to Sovello, respectively. At October 3, 2009 amounts due from Sovello of $3.3 million and amounts due to Sovello of $1.6 million are included in the accompanying condensed consolidated balance sheets.
21. Recent Accounting Pronouncements
In June 2008, an update was made to the Earning Per Share topic of the FASB codification that clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The new guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted guidance and due to current and prior period losses there is no impact as such losses are not attributable or allocated to such securities.
In April 2009, an update was made to the Financial Instruments topic of the FASB codification Fair Value Measurements and Disclosures that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The new guidance also amends the existing requirements on the fair value disclosures in all interim financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
In April 2009, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that provides additional guidance in determining fair value when there is no active market or where price inputs being used represent distressed sales. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.
In April 2009, an update was made to the Debt and Equity topic of the FASB codification that provides guidance in determining whether impairments of debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.
In May 2009, an update was made to the Subsequent Events topic of the FASB codification that establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The guidance provides largely the same guidance on subsequent events which previously existed only in auditing literature. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is effective for the Company’s third quarter filing. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In October 2009, an update was made to the Revenue Recognition topic of the FASB codification that removes the objective-and-reliable-evidence-of —fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverable contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures topic of the FASB codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted). The Company does not expect the adoption of the guidance to have an impact on the Company’s consolidated financial position and results of operations.
In October 2009, an update was made to the Debt topic of the FASB codification that amends the topic to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. This update is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the potential impact, if any, of this guidance on its consolidated financial statements.

22. Subsequent Events
In connection with the preparation of its condensed consolidated financial statements and in accordance with guidance recently issued under the Subsequent Event topic of the FASB codification, the Company evaluated subsequent events to November 10, 2009, the date the condensed consolidated financial statements were filed with the Securities and Exchange Commission.
On October 30, 2009, the Board of Directors of the Company committed it to a plan to transition its panel assembly from its manufacturing facility in Devens, Massachusetts to China. This transition is expected to begin in mid-2010 and be completed by the end of 2010. While specific details of the transition plan will be determined over the next six months, the Company estimates it will incur non-cash charges of approximately $40 million associated with the write-off of panel assembly equipment, which is expected to be amortized ratably over the next twelve months beginning with the fourth quarter of 2009. The Company expects that cash charges, including potential severance payments, will be immaterial. The actual exit or disposal costs incurred will not be known until the Company has finalized the details of its plan. Production of silicon wafers and cells will continue to be performed at its Devens, Massachusetts manufacturing facility.

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
Executive Overview
We develop, manufacture and market String RibbonTM solar panels utilizing our proprietary wafer manufacturing technology. Our technology involves a unique process of growing thin strips of multi-crystalline silicon that are then cut into wafers using lasers. This unique process substantially reduces the amount of silicon and other processing costs required to produce a wafer when compared to sawing processes commonly used by conventional wafer manufacturers. Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. With current silicon consumption of just over 4 grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately half of the silicon used by wafer manufacturers utilizing conventional sawing processes. The wafers we produce are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented wafer technologies offer significant cost advantages over competing silicon-based PV technologies. Our revenues today are primarily derived from the sale of solar panels. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products primarily include on-grid generation, in which supplemental electricity is provided to an electric utility grid. Our products are currently sold to customers primarily in Europe and the United States. We currently have six active multi-year solar panel supply agreements which we entered into in 2008, a portion of which are denominated in Euros. As of October 3, 2009, we had approximately 851 MW of backlog remaining under these contracts with deliveries scheduled through 2013.
Large-scale commercial application of our technology, using furnaces that grow two thin strips of multi-crystalline silicon, began in 2005 with the opening of Sovello AG (formally EverQ GmbH), a joint venture between us, Renewable Energy Corporation ASA (REC) and Q-Cells SE (Q-Cells). Since its opening, Sovello has produced and shipped over 190 megawatts, or MW, of solar panels utilizing our string ribbon technology and has a current annual production capacity of approximately 90 MW.
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
Our wafer cost at Devens for the third quarter 2009 was about $0.75 per watt which we believe is among the lowest in the industry, even at relatively small volumes currently produced at our Devens facility and silicon cost at about $95 per kilogram, proving our competitive advantage in wafer manufacturing. Our Devens facility has continuously met its key operation goals of rapid sequential production increases and significantly reduced manufacturing costs since opening in mid-2008. However, solar panel prices have fallen over 30% since mid-2008 making it very difficult for manufacturers located in high-cost regions to remain price competitive. Therefore we are accelerating our strategic initiative of focusing on our unique wafer manufacturing technology and will transition our Devens-based panel assembly to China beginning in mid-2010. We expect that by moving panel assembly to China we will be able to substantially reduce manufacturing costs almost immediately. Until we begin this transition we expect to produce approximately 30 MW to 35 MW each quarter at our Devens facility. After the transition is complete we will continue to produce wafers and cells at Devens and may increase capacity if market demand warrants. We do not expect there will be any significant near-term impact to our sales volume from Devens during this transition. If long-term demand for panels manufactured in the US significantly increases, we will be well positioned to quickly reintroduce panel assembly once again at Devens. While specific details of the transition plan will be determined over the next six months, we estimate we will incur non-cash charges of approximately $40 million associated with the write-off of panel assembly equipment, which is expected to be amortized ratably over the next twelve months beginning with the fourth quarter of 2009.
As part of our strategy of long-term growth and focusing on our core wafer manufacturing technology, on July 30, 2009, we announced that we had finalized our agreements with Jiawei Solarchina Co., Ltd., and Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) to expand our manufacturing operations into China. Under these agreements:
•	We will manufacture String Ribbon wafers using our state-of-the-art Quad furnaces at a leased facility being built by Jiawei in Wuhan, China on Jiawei’s campus.

•	Jiawei will convert the String Ribbon wafers into Evergreen Solar-branded panels on a contract manufacturing basis.

•	We will reimburse Jiawei for its cell and panel conversion costs, plus a contract manufacturing fee. The actual price paid to Jiawei will be negotiated annually.

•	Evergreen Solar will invest $17 million in cash and equipment in the Wuhan String Ribbon operation. HSTIC has provided us $33 million of 7.5% financing, which we must repay no later than July 2014. Jiawei will make a similar investment for its cell and panel operations with the support of HSTIC.

•	Initial capacity will be approximately 100 MW. Factory construction has begun and the parties expect that wafer, cell and panel production will begin in the spring of 2010.

•	The parties intend to expand production capacity of their respective manufacturing operations to approximately 500 MW by 2012, the timing and extent of any potential expansion will be determined in 2010.
Total cost estimated for the initial 100 MW wafer manufacturing facility is expected to be approximately $55 to $60 million, the majority of which is for quad wafer furnaces. When our China facility reaches full capacity of 25 MW per quarter we expect production costs for completed panels will be in the $1.35 to $1.45 per watt range at a silicon price of about $75 per kilogram. We believe that as additional efficiencies are realized and the price of silicon approaches $50 per kilogram we can reduce panel cost to about $1.00 per watt.
At October 3, 2009, we had approximately $91.0 million of cash and cash equivalents, which includes approximately $13.6 million received from HSTIC as part of its funding obligation for our Wuhan, China factory expansion. Early in the fourth quarter of 2009, we received the remaining $19.4 million due from HSTIC and expect to receive a loan of approximately $5 million from the Commonwealth of Massachusetts later in the quarter. Through mid-2010, the completions of our Devens and Midland factories, the build-out of our wafer manufacturing facility in Wuhan, China, sustaining capital and debt service will require about $69 million.
We have sales contracts for approximately 20 MW of product to be manufactured at our Devens facility for delivery during the balance of 2009. Our sales plan assumes there should be sufficient market demand to sell the remaining expected Devens manufacturing capacity at continually declining selling prices. We expect to continue to moderate our production levels depending on changes in market demands during the balance of the year.
We believe that our business plan will provide sufficient liquidity to fund our planned capital programs, our share of any potential funding requirements related to our investment in Sovello and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the resulting excess capacity, we are exposed to additional particular risks and uncertainties including, but not limited to:
•	the need to maintain the Devens facility at a minimum of 75% capacity, or 30 MW per quarter, and stabilization of panel pricing at about $2.00 to $2.25 per watt, with sales made to creditworthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to transition panel assembly to China resulting in continued higher costs that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros;

•	the ability of Jiawei to execute against its plans to meet our required timetables; and

•	increased funding requirements for Sovello to complete its third manufacturing facility and achieve its planned manufacturing cost and operating metrics, to provide Sovello with additional liquidity, if needed, or to potentially address the loss of any prior or expected government grant funding for Sovello (see Note 6 of our condensed consolidated financial statements).
Although our current business plan indicates we have adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. Our plan with regard to this uncertainty includes, among other actions:
•	continually monitoring our operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant;

•	if market conditions allow, possibly accessing the capital markets to meet liquidity and capital expenditure requirements; and

•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement as is required with our current line of credit, supported by the expected significant increase in our accounts receivable, inventory and overall working capital and possibly hedging our exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse exposure; but there can be no assurance that hedges can be put in place at terms acceptable to us or that such hedging activities will be effective.
If additional capital is needed and does not become available on acceptable terms, our ability to fund operations, further develop and expand our manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited.

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
Accounting for Sovello AG
We own a one-third interest in Sovello AG (“Sovello”) and therefore apply the equity method of accounting for our share of Sovello’s operating results in accordance with the Investments topic of the FASB codification. Under the equity method of accounting, we report our one-third share of Sovello’s net income or loss as a single line item in our statement of operations which also includes the impairment of our investment (see Note 6 of our condensed consolidated financial statements for further information). Our investment in and advances to Sovello is reported as a single line item in our balance sheet. We regularly monitor the performance of Sovello and, utilizing several factors, assess the need to record an impairment of the carrying value of our aggregate investment when the impairment is determined to be other than temporary in nature. The process of assessing whether our investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider Sovello’s cash position, projected cash flows, financing needs, comparable market data, the current investing environment, management changes and competition. Based on our evaluation, we recorded an impairment charge of approximately $69.7 million related to our aggregate investment in Sovello for the quarter and year-to-date period ended October 3, 2009 as a result of continued deterioration in Sovello’s operations during the third quarter of 2009, their continued difficulties in renegotiating their bank financing, and on-going deterioration in world-wide pricing for their products. This charge is reflected in “Equity income (loss) from interest in Sovello AG and impairment of investment” in the accompanying condensed consolidated statements of operations. In making this assessment, we considered a range of scenarios including Sovello’s ability to continue as a going concern, future projections of volumes and selling prices, and enterprise value multiples of comparable entities. If Sovello is not able to restructure the terms of its loan agreements or its operations continue to deteriorate, the carrying value of the Company’s aggregate investment could be further impaired in the future.
Until December 31, 2008, we marketed and sold all solar panels manufactured by Sovello under the Evergreen Solar brand, and managed customer relationships and contracts related to the sale of Sovello manufactured product. We receive selling fees from Sovello and do not report gross revenue or cost of goods sold resulting from the sale of Sovello’s solar panels. In addition, we receive royalty payments for our ongoing technology license to Sovello. Combined, the sales and marketing fee and royalties earned totaled approximately $4.3 million and $13.6 million for the quarter and year-to-date periods ended September 27, 2008, respectively. For 2009, we, Q-Cells and REC, our one-third partners in the Sovello joint venture, agreed to have Sovello begin marketing and selling its products under its own brand. Sovello will continue to manufacture some Evergreen Solar-branded product in 2009 and 2010 but, with its independent sales and marketing team now in place, our involvement in marketing and selling Sovello product will decrease. In light of the sales transition, our selling fee for Sovello product sold under the Evergreen Solar brand has been reduced to 0.5% for 2009 from 1.6% in 2008 and will eventually be eliminated once the transition is complete. For the quarter and year-to-date periods ended October 3, 2009, the sales and marketing fee and royalties earned totaled approximately $2.2 million and $4.7 million, respectively.
For the quarters ended September 27, 2008 and October 3, 2009, we recorded approximately $31,000 and $(7,000), respectively, for reimbursement of research and development costs, and other support costs from Sovello. For the year-to-date periods ended September 27, 2008 and October 3, 2009, we recorded approximately $370,000 and $6,000, respectively, for reimbursement of research and development costs, and other support costs from Sovello.
Revenue Recognition and Allowance for Doubtful Accounts
We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell our products to end users throughout the world. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, we evaluate creditworthiness based on payment history and any known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by Sovello. Product revenues represented 81% and 97% of total revenues for the quarters ended September 27, 2008 and October 3, 2009, respectively, and approximately 80% and 98% of total revenues for the year-to-date periods ended September 27, 2008 and October 3, 2009, respectively. International product sales accounted for approximately 43% and 76% of total product revenues for the quarters ended September 27, 2008 and October 3, 2009, respectively, and approximately 47% and 77% of total product revenues for the year-to-date periods ended September 27, 2008 and October 3, 2009, respectively.
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
Stock-based Compensation
We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost in our operating results over the period during which the employee is required to provide service in exchange for the award, usually the vesting period, in accordance with the provisions of the Stock Compensation topic of the FASB codification. We selected the modified prospective method for implementing the guidance and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Total equity compensation expense recognized during the quarter and year-to-date periods ended September 27, 2008 and October 3, 2009 was approximately $1.9 million, $1.6 million, $5.3 million and $5.3 million, respectively. For option grant stock-based compensation cost we estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and our expected annual dividend yield. For grants of restricted stock and restricted stock units, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. Estimated compensation for grants that were outstanding as of January 1, 2006 will be recognized over the remaining service period using the compensation cost estimated for the guidance pro forma disclosures for prior periods.

During 2007 and 2006, we granted 900,000 shares and 800,000 shares, respectively, of performance-based restricted stock, all of which immediately vest upon the achievement of specific financial performance targets prior to 2012 and 2011, respectively. Of the 1.7 million shares initially granted, 400,000 shares have since been cancelled due to employee terminations. We have assumed that none of these performance-based awards will vest and accordingly have not provided for compensation expense associated with the awards. We periodically evaluate the likelihood of reaching the performance requirements and will be required to recognize compensation expense of approximately $15.1 million associated with these performance-based awards if such awards should vest.
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
Equity income (loss) from interest in Sovello AG and impairment of investment. We account for our one-third share of Sovello’s operating results under the equity method of accounting which requires us to record our one-third share of Sovello’s net income or loss as one line item in our consolidated statement of operations. We also account for any impairment of the carrying value of our aggregate investment, including advances, when the impairment is determined to be other than temporary in nature.
Comparison of Quarters Ended October 3, 2009 and September 27, 2008
Revenues. Our product revenues for the quarter ended October 3, 2009 were $75.5 million, an increase of $57.6 million, or 324%, from $17.8 million for the quarter ended September 27, 2008. The increase in product revenues is primarily the result of increased sales volume which was generated from our new Devens facility which began shipping product in the third quarter of 2008. During the quarter ended October 3, 2009 we shipped approximately 31.3 MW compared to 4.8 MW for the quarter ended September 27, 2008 from our now closed Marlboro facility, an increase of 548%. This increase in volume was primarily offset by lower average selling prices of approximately 33.6% that resulted from continued price declines in the market place and, to a lesser extent, a slightly stronger U.S.

dollar during the third quarter of 2009 compared to the third quarter of 2008. In addition, we believe that third quarter 2009 sales continued to be negatively impacted by the credit constraints being experienced in the current economic downturn. Royalty revenue and marketing and selling fees earned from Sovello for the quarter ended October 3, 2009 were $2.2 million, a decrease of $2.1 million, or 48%, from $4.3 million for the quarter ended September 27, 2008. The decrease in royalty revenue and marketing and selling fees was due mainly to substantially lower sales volume at Sovello of 46%.
International product revenues accounted for 76% and 43% of total product revenues for the quarters ended October 3, 2009 and September 27, 2008, respectively. As we increase our capacity driven by the completion of our Devens facility, we expect that we will continually adjust our distribution strategy as markets for solar energy rapidly develop and change.
The following table summarizes the concentration of quarterly product revenues by geography and customer:

	Quarter Ended
	September 27,	October 3,
	2008	2009
By geography:
United States	57%	24%
Germany	27%	64%
Korea	10%	2%
All other	6%	10%

	100%	100%

By customer:
Wagner & Co. Solartechnik GmbH	2%	27%
IBC Solar AG	2%	20%
Donauer Solartechnik Vertriebs GmbH	—	10%
SunPower Corporation (formerly PowerLight)	23%	—
Solar City	16%	7%
Woojin Electric Machinery Co. Ltd.	10%	—
All other	47%	36%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the quarter ended October 3, 2009 was approximately $70.1 million, an increase of approximately $49.3 million from $20.8 million for the quarter ended September 27, 2008. Gross margin for the quarter ended October 3, 2009 was 9.7% compared to 5.7% for the quarter ended September 27, 2008. The increase in gross margin resulted from the increased volume of our Devens facility, offset by the lower royalty and selling fees from Sovello that resulted from Sovello’s lower sales volume. In addition, during the third quarter of 2008 we experienced higher costs associated with the initial production from our new Devens facility and lower support costs allocated to research and development supporting pilot programs. These higher initial production costs were deemed temporary and resulted from the inefficiencies we anticipated during the initial stages of our significant capacity expansion. We do not expect substantial improvements in gross margin until our Wuhan, China facility reaches meaningful production levels and we complete the transition of Devens panel assembly to China, both of which are expected to occur during late 2010.
Research and development expenses. Our research and development expenses for the quarter ended October 3, 2009 were approximately $4.4 million, a decrease of approximately $1.1 million or 20%, from $5.5 million, net of $31,000 of reimbursements from Sovello, for the quarter ended September 27, 2008. The decrease is primarily attributable to lower depreciation expense of approximately $620,000 that resulted from the write-off of research and development equipment in December 2008 that supported now-obsolete technologies, lower allocated manufacturing support costs of approximately $225,000 and slightly lower compensation costs.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended October 3, 2009 were approximately $5.9 million, a decrease of $302,000, or 4.9%, from $6.2 million for the quarter ended September 27, 2008. In general, the decline in our selling, general and administrative expenses was primarily attributable to lower compensation costs of $377,000 due mainly to general organization wide salary reductions and lower incentive compensation accruals during the third quarter 2009, lower sales and marketing costs of approximately $305,000 due to decreases in trade shows and advertising, and decreases in travel and related expenses of $112,000. These decreases were offset by higher legal fees of $305,000 in support of our ongoing operations, higher professional fees of $62,000 and slightly higher insurance costs.
Facility start-up costs. In preparing for the operations of our Midland, Michigan and Wuhan, China facilities, we incurred costs during the quarter ended October 3, 2009 of $2.5 million. Facility start-up costs for the quarter ended September 27, 2008 of $9.0 million were incurred in conjunction with the start-up of our new Devens facility. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, utilities and other miscellaneous costs associated with preparing and qualifying these facilities for production. Construction on the facility in Devens began in September 2007 with the first solar panels produced late in the third quarter of 2008 and the second phase of Devens completed in 2009. Construction on the facility in Midland began during the third quarter of 2008 with production scheduled to begin during the fourth quarter of 2009. Planning for our facility in China began during the second quarter of 2009. We expect facility start-up costs associated with our Wuhan, China expansion will increase through mid-2010 when production is expected to begin.
Restructuring charges. We recorded a charge to continuing operations for the quarter ended October 3, 2009 of approximately $777,000 and approximately $2.7 million for the quarter ended September 27, 2008. The charges for the quarter ended October 3, 2009 relate to the closing of our Marlboro, Massachusetts pilot manufacturing facility in December 2008, part of our ongoing efforts to lower overhead costs and reduce overall cash requirements. Virtually all the Marlboro pilot manufacturing facility employees transferred to the Devens manufacturing facility. Advanced manufacturing piloting activities are now being performed at our Devens manufacturing facility. The charges we recorded during the quarter were comprised primarily of rent, depreciation and utilities for the closed facility, in addition to supplies and professional fees associated with the closing of the facility. We may also incur additional related costs during the remainder of 2009. We expect we will continue to incur occupancy and moving costs through the expiration of the lease in mid-2010 and may incur location restoration costs. The charges for the quarter ended September 27, 2008 were for equipment write-offs of our early generation wafer manufacturing machines that would not be used at our Devens facility.
Other income (expense), net. Other net expense of $4.8 million for the quarter ended October 3, 2009 was comprised of approximately $7.4 million in net interest expense, offset by approximately $2.5 million in net foreign exchange gains. Other net expense of $4.1 million for the quarter ended September 27, 2008 consisted of approximately $5.0 million of net foreign exchange losses and $3.3 million of net interest expense offset by $4.2 million of interest income. The increase in net foreign exchange gains was due primarily to the timing of our Euro denominated transactions against a weaker U.S. dollar. The decrease in interest income is attributable to lower interest rates in addition to our lower average cash balance that resulted primarily from our use of cash for the construction of the Devens and Midland facilities, and our operational requirements driven by the growth of our business. The higher interest expense for the quarter ended October 3, 2009 is primarily attributable to lower capitalized interest costs that resulted from the substantial completion of our Devens facility. In addition, we incurred interest expense on the loan received from HSTIC during the third quarter of 2009 associated with our expansion into China.
Equity income (loss) from interest in Sovello AG and impairment of investment. The equity loss from our interest in Sovello for the quarter ended October 3, 2009, excluding the impairment charge, was $9.7 million compared to equity income of $1.6 million, net of withholding taxes, for the quarter ended September 27, 2008. The decrease in Sovello’s operating results was primarily due to the substantial decrease in its sales volume. In addition, as a result of continued deterioration in Sovello’s operations during the third quarter of 2009, their continued difficulties in renegotiating their bank financing, and on-going deterioration in world-wide pricing for their products we recorded an impairment charge of approximately $69.7 million for the quarter ended October 3, 2009 related to our aggregate investment in Sovello, including advances.

During the quarter ended October 3, 2009 we recorded a $7.8 million income tax benefit in our statement of operations as a result of the impairment charge recorded against the book basis of our investment in Sovello. This income tax benefit arose from the partial reversal of a previously recorded deferred income tax liability.
Net Loss. As a result of the foregoing, net loss was $82.4 million for the quarter ended October 3, 2009 ($0.40 net loss per share, basic and diluted) compared to a net loss of $24.6 million for the quarter ended September 27, 2008 ($0.19 net loss per share, basic and diluted).
Comparison of Year-to-Date Periods Ended October 3, 2009 and September 27, 2008
Revenues. Our product revenues for the year-to-date period ended October 3, 2009 were $192.6 million, an increase of $138.4 million, or 255%, from $54.2 million for the year-to-date period ended September 27, 2008. The increase in product revenues is primarily the result of increased sales volume which was generated from our new Devens facility which began shipping product in the third quarter of 2008. All product revenue in the first three quarters of 2008 was mostly from our now-closed Marlboro facility. During the year-to-date period ended October 3, 2009 we shipped approximately 71.7 MW compared to 14.3 MW for the year-to-date period ended September 27, 2008, an increase of 400%. This increase in volume was offset by lower average selling prices of approximately 28% that resulted from continued pricing pressures in the market place in addition to a stronger U.S. dollar during the year-to-date period ended October 3, 2009 compared to the year to date period ended September 27, 2008. In addition, we believe that year-to-date 2009 sales were negatively impacted by the credit constraints in the current economic downturn. Royalty revenue and marketing and selling fees earned from Sovello for the year-to-date period ended October 3, 2009 were $4.7 million, a decrease of $8.9 million, or 65%, from $13.6 million for the year-to-date period ended September 27, 2008. The decrease in royalty revenue and marketing and selling fees from Sovello was due mainly to substantially lower sales volume at Sovello which was down approximately 61%.
International product revenues accounted for 77% and 47% of total product revenues for the year-to-date periods ended October 3, 2009 and September 27, 2008, respectively. As we increase our capacity driven by the completion of our Devens facility, we expect that we will continually adjust our distribution strategy as markets for solar energy rapidly develop and change.
The following table summarizes the concentration of year-to-date product revenues by geography and customer:

	Year-to-Date Period Ended
	September 27,	October 3,
	2008	2009
By geography:
United States	53%	23%
Germany	26%	54%
Spain	12%	—
All other	9%	23%

	100%	100%

By customer:
IBC Solar AG	1%	19%
Wagner & Co. Solartechnik GmbH	1%	17%
SunPower Corporation (formerly PowerLight)	43%	—
Ralos Vertriebs GmbH	17%	11%
S.A.G. Solarstrom Vertriebs GmbH	10%	—
All other	28%	53%

	100%	100%

Cost of product revenues and gross margins. Our cost of product revenues for the year-to-date period ended October 3, 2009 was approximately $187.8 million, an increase of approximately $136.9 million from $50.9 million for the year-to-date period ended September 27, 2008. Gross margin for the year-to-date period ended October 3,

2009 was 4.8% compared to 24.9% for the year-to-date period ended September 27, 2008. The decrease in gross margin resulted from the lower selling prices, the higher costs associated with the initial production of our new Devens facility, and the level of fixed costs in relation to our sales volumes as we ramp up capacity at Devens. In addition, lower royalty and selling fees from Sovello that resulted from Sovello’s lower sales volume also contributed to the decline in gross margin. The higher initial production costs experienced at our Devens facility resulted from the inefficiencies we anticipated during the initial stages of our significant capacity expansion. We do not expect substantial improvements in gross margin until our Wuhan, China facility reaches meaningful production levels and we complete the transition of Devens panel assembly to China, both of which are expected to occur during late 2010.
Research and development expenses. Our research and development expenses for the year-to-date period ended October 3, 2009 were approximately $13.3 million, a decrease of approximately $3.1 million or 19%, from $16.4 million, net of $370,000 of reimbursements from Sovello, for the year-to-date period ended September 27, 2008. The decrease is primarily attributable to lower depreciation expense of approximately $1.2 million resulting from the write-off of research and development equipment in December 2008 that supported now-obsolete technologies, lower allocated manufacturing support costs of approximately $1.1 million, lower usage of materials of approximately $574,000, lower professional fees of approximately $229,000 and lower travel costs of approximately $0.1 million. This decrease was offset by higher compensation related costs of approximately $338,000.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the year-to-date period ended October 3, 2009 were approximately $19.0 million, an increase of $1.9 million, or 11%, from $17.1 million for the year-to-date period ended September 27, 2008. In general, our selling, general and administrative costs have increased as a result of our overall expansion of operations. These increases were primarily attributable to increased compensation and related costs of approximately $446,000 associated with additional personnel and the inclusion of Devens related general and administrative support personnel which in the prior year were classified within facility start-up costs. These combined compensation increases were offset by general organization wide salary reductions and lower incentive compensation accruals during the first three quarters of 2009. In addition, we incurred higher advertising and customer support costs of approximately $227,000 including sales commissions associated with higher commissionable sales, increased information technology costs of approximately $534,000 to support the growth of our operations, higher insurance costs of $354,000 associated with our expanded facilities and workforce, and higher legal of $546,000 in support of our on-going operations. These increases were partially offset by decreases in professional fees of $152,000 and lower travel related costs of $187,000.
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
Facility start-up costs. In preparing for the operations of our Devens, Massachusetts, Midland, Michigan and Wuhan, China facilities, we incurred costs for the year-to-date period ended October 3, 2009 of $6.6 million, compared to $20.9 million for the year-to-date period ended September 27, 2008. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, utilities and other miscellaneous costs associated with preparing and qualifying these facilities for production. Construction on the facility in Devens began in September 2007 with the first solar panels produced in the third quarter of 2008, and was completed in mid 2009. Construction on the facility in Midland began during the third quarter of 2008 with production scheduled to begin during the fourth quarter of 2009. Planning for our facility in China began during the second quarter of 2009.
Restructuring charges. We recorded a charge to continuing operations for the year-to-date period ended October 3, 2009 of approximately $3.4 million and approximately $7.3 million for the year-to-date period ended September 27,

2008. The charges for the year-to-date period ended October 3, 2009 relate to the closing of our Marlboro, Massachusetts pilot manufacturing facility in December 2008, part of our ongoing efforts to lower overhead costs and reduce overall cash requirements. Virtually all the Marlboro pilot manufacturing facility employees transferred to the Devens manufacturing facility. Advanced manufacturing piloting activities are now being performed at our Devens manufacturing facility. The charges we recorded during the year-to-date period ended October 3, 2009 were comprised primarily of rent, depreciation and utilities for the closed facility, and materials, supplies and professional fees associated with the closing of the facility. We expect we will continue to incur occupancy and moving costs through the expiration of the lease in mid-2010 and may incur location restoration costs. The charges for the year-to-date period ended September 27, 2008 were for equipment write-offs of our early generation wafer manufacturing machines that would not be used at our Devens facility.
Other income (expense), net. Other net expense of $12.2 million for the year-to-date period ended October 3, 2009 was comprised of approximately $19.3 million in net interest expense offset by approximately $3.5 million in net foreign exchange gains and $3.7 million in interest income associated with our short-term investments and loans receivable. Other income, net of $5.0 million for the year-to-date period ended September 27, 2008 consisted of approximately $10.0 million in interest income offset by $1.4 million in net foreign exchange losses and $3.7 million in net interest expense. The decrease in net foreign exchange gains was due to the mark-to-market adjustment on our Euro denominated loan to a silicon supplier during the first quarter of 2009 in addition to the timing of our Euro denominated transactions. The decrease in interest income is attributable to lower interest rates in addition to our lower average cash balance that resulted primarily from our use of cash for the construction of the Devens and Midland facilities, and our operational requirements driven by the growth of our business. The higher interest expense for the year-to-date period ended October 3, 2009 is attributable to our higher convertible debt obligations which increased by approximately $284 million during the third quarter of 2008 and lower capitalized interest costs that resulted from the substantial completion of the Devens facility. This increase was partially offset by a slightly lower interest coupon rate on the new borrowings. In addition to our convertible debt, we incurred marginal interest expense on the loan we received from HSTIC during the third quarter of 2009 associated with our expansion into China.
Equity income (loss) from interest in Sovello AG and impairment of investment. The equity loss from our interest in Sovello for the year-to-date period ended October 3, 2009, excluding the impairment charge, was $16.2 million, net of withholding taxes, compared to equity income of $6.2 million, net of withholding taxes, for the year-to-date period ended September 27, 2008. The decrease in Sovello’s operating results was primarily due to the substantial decrease in its sales volume. In addition, we recorded an impairment charge of approximately $69.7 million related to our aggregate investment in Sovello, including advances, for the year-to-date period ended October 3, 2009 as a result of continued deterioration in Sovello’s operations during the third quarter of 2009, their continued difficulties in renegotiating their bank financing, and on-going deterioration in world-wide pricing for their products.
During the quarter ended October 3, 2009 we recorded a $7.8 million income tax benefit in our statement of operations as a result of the impairment charge recorded against the book basis of our investment in Sovello. This income tax benefit arose from the partial reversal of a previously recorded deferred income tax liability.
Net Loss. As a result of the foregoing, net loss was approximately $167.1 million for the year-to-date period ended October 3, 2009 ($0.92 net loss per share, basic and diluted) compared to a net loss of $33.6 million for the year-to-date period ended September 27, 2008 ($0.28 net loss per share, basic and diluted).
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues; and, beginning in 2007, fees from Sovello for our marketing and sale of Sovello panels and royalty payments for our technology license to Sovello. At October 3, 2009, we had working capital of $179.1 million, including cash and cash equivalents of $91.0 million.
Net cash used in operating activities was $54.0 million for the year-to-date period ended October 3, 2009 compared to $33.3 million for the year-to-date period ended September 27, 2008. The use of cash from operating activities for the year-to-date period ended October 3, 2009 was due primarily to increases in accounts receivable of approximately $29.7 million associated primarily with our increase in revenue in addition to slightly longer customer payment cycles, an increase in inventory of $7.7 million, including the prepaid cost of inventory, as we continue to ramp up capacity at Devens, a reduction in accounts payable and accrued expenses of $26.2 million due to timing of payments including amounts related to Sovello and a reduction in our deferred income tax liability of approximately $7.8 million that resulted from the impairment charge recorded on our investment in Sovello. These uses were offset by the positive cash flow recognized from our operations of approximately $14.8 million, after adjusting for non-cash charges. The net cash used in operating activities for the quarter ended September 27, 2008 resulted from an increase in inventory, including prepaid cost of inventory, of $30.5 million the majority of which relates to the second OCI polysilicon supply agreement entered into in January 2008 which required a nonrefundable prepayment of approximately $21.9 million, a decrease in accounts payable of $12.9 million due to timing of payments, and a decrease in other assets of $9.4 million which relates to a refund of VAT. These uses of cash were offset by the collection of $17.7 million of grants associated with Devens and an increase in accrued expenses of $3.7 million.
Net cash used in investing activities was $42.2 million for the year-to-date period ended October 3, 2009 compared to $300.7 million for the year-to-date period ended September 27, 2008. The net cash used in investing activities for the year-to-date period ended October 3, 2009 was due to expenditures of approximately $101.3 million primarily associated with the construction of our Devens, Massachusetts and Midland, Michigan manufacturing facilities, advances to Sovello totaling $14.7 million made in conjunction with a shareholder loan agreement entered into with them along with REC and Q-Cells, our Sovello joint venture partners, and payments of approximately $2.9 million required to cash collateralize various letters of credit. These uses were offset by the proceeds from the sale and maturity of marketable securities of $76.7 million. As of October 3, 2009, our outstanding commitments for capital expenditures were approximately $13.9 million. The net cash used in investing activities of $300.7 million for the year-to-date period ended September 27, 2008 was due primarily to the expenditures associated with our new Devens manufacturing facility, and to a lesser extent, facility improvements and purchases of equipment for our Marlboro prototype manufacturing and research and development facilities which combined totaled approximately $250.8 million. In addition, the second installment of 15 million Euros (approximately $22.2 million) was made to Silpro in conjunction with our loan agreement with them which has since been written-off (see Write-off of loan receivable from silicon supplier). We also advanced approximately $18.2 million to Sovello in conjunction with a shareholder loan agreement entered into with them along with REC and Q-Cells, our joint venture partners. Net cash used in investing activities was also impacted by approximately $26.7 million of net purchases of marketable securities. These uses were offset by the return to us by Deutsche Bank AG of approximately $17.0 million of the $41.0 million deposited with them during 2007 in conjunction with a Sovello loan guarantee.
Net cash provided by financing activities was $86.3 million for the year-to-date period ended October 3, 2009 compared to $492.4 million for the year-to-date period ended September 27, 2008. Net cash provided by financing activities for the year-to-date period ended October 3, 2009 resulted from the net proceeds associated with the sale in a public offering of 42.6 million shares of our common stock at $1.80 per share and which closed on May 28, 2009. Net cash provided by financing activities for the year-to-date period ended September 27, 2008 resulted from the net proceeds of 18.4 million shares of our common stock sold in public offering at $9.50 per share and which closed during the first quarter of 2008 in addition to the net proceeds of $364.0 million from the issuance of our 4% senior convertible notes offering which closed during the third quarter of 2008. These proceeds were offset by the up-front initial premium payment of $39.5 million associated with the capped call which was entered into concurrent with the senior convertible debt offering.
For the year-to-date periods ended October 3, 2009 and September 27, 2008, we recorded approximately $20.1 million and $7.9 million, respectively, in interest expense associated with our 4.375% convertible subordinated notes due 2012 (which were redeemed in July 2008) and our 4% senior convertible notes due 2013, and capitalized interest of approximately $2.6 million and $5.2 million, respectively. In addition we recorded approximately $495,000 in interest expense associated with the loan received from HSTIC associated with our expansion into China.
Sovello Debt Guarantee and Undertaking
On April 30, 2007, we entered into a Guarantee and Undertaking agreement (the “Old Guarantee”) with Deutsche Bank in connection with Sovello entering into a loan agreement with a syndicate of lenders led by Deutsche Bank. The loan agreement originally provided Sovello with aggregate borrowing availability of up to 142.0 million Euros (approximately $207.1 million at October 3, 2009 exchange rates) which was amended to 192.5 million Euros in September 2008 (approximately $280.8 million at October 3, 2009 exchange rates). Pursuant to the Old Guarantee, we along with Q-Cells and REC, each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of Sovello’s repayment obligations under the loan agreement. This guarantee was subsequently released in September 2008. As of October 3, 2009, the total amount of debt outstanding under the loan agreement was 93.6 million Euros (approximately $136.6 million at October 3, 2009 exchange rates) all of which was current. Repayment of the loan is due in quarterly installments through December 31, 2011.
As of October 3, 2009, Sovello is in violation of its bank loan agreement. The violation allows the bank to exercise its termination rights and call the loan. However, the bank has temporarily waived the violation through November 30, 2009 and is negotiating with Sovello and its shareholders to amend the loan agreement. In the first half of 2009 the quarterly repayments were suspended.
On April 15, 2009, we entered into a guarantee of loan obligations on behalf of Sovello. Pursuant to the new guarantee, we have agreed to guarantee up to 10 million Euros of Sovello’s repayment obligations under Sovello’s loan agreement. Sovello’s other shareholders also entered into guarantees for an additional 20 million Euro’s with Deutsche Bank on the same terms as our guarantee.
The shareholder guarantees were provided by us and Sovello’s other shareholders in connection with ongoing discussions between Sovello, Deutsche Bank and the shareholders regarding a restructuring of Sovello’s obligations under the Sovello loan agreement. In connection with the guarantees, we, Q-Cells and REC also entered into a letter agreement with Deutsche Bank. Pursuant to the letter agreement the three Sovello shareholders made loans to Sovello in the aggregate amount of 15 million Euros, including 5 million Euros loaned by us. Also pursuant to the letter agreement, the shareholders agreed to provide Sovello with additional liquidity through August 15, 2009 (which term was subsequently amended to November 30, 2009), if needed, other than payments that might be required pursuant to the Loan Agreement. The bank syndicate had asked that each shareholder put an additional 2.0 million Euro into escrow (approximately $2.9 million at October 3, 2009 exchange rates) to continue good faith negotiations on restructuring Sovello’s debt, which was made by the shareholders during the third quarter of 2009. The additional 2.0 million Euros has since been contributed by each of the shareholders as additional equity to Sovello and remitted to the banks as a loan payment. Based on the current business plan for Sovello, we do not expect the liquidity assurance will require the shareholders to advance additional funding to Sovello. Since December 31, 2008, in connection with the loan restructuring negotiations, Sovello has repaid approximately 27.4 million Euros of outstanding loan amount (approximately $39.9 million at October 3, 2009 exchange rates).
Evergreen Solar Loans to Sovello
In January 2007, we, REC and Q-Cells entered into a shareholder loan agreement with Sovello. Under the terms of the shareholder loan agreement, Sovello repaid all outstanding shareholder loans at that time, plus accrued interest, in exchange for a shareholder loan of 30 million Euros (approximately $43.8 million at October 3, 2009 exchange rates) from each shareholder. Since that time, we, REC and Q-Cells have entered into several other shareholder loan agreements with Sovello with our share denominated in U.S. dollars. Interest on the January 2007 loan and $18.2 million June 2008 loan is payable quarterly in arrears, however such payments have been suspended. Interest on the $10.6 million December 2008 loan and $6.7 million March 2009 loan is payable concurrent with the repayment of the underlying principal amounts. The loans, which in the aggregate total approximately $79.3 million at October 3, 2009, prior to the impairment charge, carry interest rates ranging from 5.43% to 7.0% and are included in “Investments in and advances to Sovello AG” on the balance sheet. Based upon an agreement between Sovello’s shareholders and Sovello’s bank, the loans and interest thereon will not be repaid until the earlier of the completion of an initial public offering or other liquidity event generating sufficient cash to repay the loans.
We regularly monitor the performance of Sovello and, utilizing several factors, assess the need to record an impairment of the carrying value of our aggregate investment when the impairment is determined to be other than temporary in nature. Based on our evaluation, we recorded an impairment charge of approximately $69.7 million related to our aggregate investment in Sovello, including advances, during the period ended October 3, 2009 as a result of continued deterioration in Sovello’s operations during the third quarter of 2009, their continued difficulties in renegotiating their bank financing, and on-going deterioration in world-wide pricing for their products. This impairment loss is reflected in “Equity income (loss) from interest in Sovello AG and impairment of investment” in the accompanying condensed consolidated statements of operations. In making this assessment, we considered a range of scenarios including Sovello’s ability to continue as a going concern, future projections of volumes and selling prices, and enterprise value multiples of comparable entities.
If Sovello is not able to restructure the terms of its loan agreements or its operations continue to deteriorate, the carrying value of our aggregate investment could be further impaired in the future.
Liquidity Risk and Uncertainty
At October 3, 2009, we had approximately $91.0 million of cash and cash equivalents, which includes approximately $13.6 million received from HSTIC as part of its funding obligation for our Wuhan, China factory expansion. During the fourth quarter of 2009, we received the remaining $19.4 million due from HSTIC and expect to receive a loan of approximately $5 million from the Commonwealth of Massachusetts during the fourth quarter of 2009. Through mid-2010, the completions of our Devens and Midland factories, the build-out of our wafer manufacturing facility in Wuhan, China, sustaining capital and debt service will require about $69 million.
We have sales contracts for approximately 20 MW of product to be manufactured at our Devens facility for delivery during the balance of 2009. Our sales plan assumes there should be sufficient market demand to sell the remaining expected Devens manufacturing capacity at continually declining selling prices. We expect to continue to moderate our production levels depending on changes in market demands during the balance of the year.
We believe that our business plan will provide sufficient liquidity to fund our planned capital programs, our share of any potential funding requirements related to our investment in Sovello and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the resulting excess capacity, we are exposed to additional particular risks and uncertainties including, but not limited to:
•	the need to maintain the Devens facility at a minimum of 75% capacity, or 30 MW per quarter, and stabilization of panel pricing at about $2.00 to $2.25 per watt, with sales made to creditworthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to transition panel assembly to China resulting in continued higher costs that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros;

•	the ability of Jiawei to execute against its plans to meet our required timetables; and

•	increased funding requirements for Sovello to complete its third manufacturing facility and achieve its planned manufacturing cost and operating metrics, to provide Sovello with additional liquidity, if needed, or to potentially address the loss of any prior or expected government grant funding for Sovello (see Note 6 of our condensed consolidated financial statements).
Although our current business plan indicates we have adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. Our plan with regard to this uncertainty includes, among other actions:
•	continually monitoring our operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant;

•	if market conditions allow, possibly accessing the capital markets to meet liquidity and capital expenditure requirements; and

•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement as is required with our current line of credit, supported by the expected significant increase in our accounts receivable, inventory and overall working capital and possibly hedging our exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse exposure; but there can be no assurance that hedges can be put in place at terms acceptable to us or that such hedging activities will be effective.
If additional capital is needed and does not become available on acceptable terms, our ability to fund operations, further develop and expand our manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited.

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
During 2007 and 2008, we entered into multi-year silicon supply agreements with several suppliers, a portion of which are or were, in the case of Silpro, denominated in Euros. The agreements have varied start and end dates. Additionally, from time to time we may agree to purchase equipment and materials internationally with delivery dates as much as six to twelve months in the future.
For the year-to-date period ended October 3, 2009, approximately 70% of our product revenues were denominated in Euros. The portion of our sales that are denominated in Euros can vary widely in any one period. We currently have six active multi-year solar panel supply agreements which we entered into in 2008, a portion of which are denominated in Euros. The combined current estimated sales value remaining under these six agreements is approximately $1.9 billion at October 3, 2009 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels which began primarily in the second half of 2008 and continue through 2013.
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
Internal Control over Financial Reporting
During the quarter ended October 3, 2009, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us or administrative proceedings, we are not a party to any material legal proceedings within the meaning of Item 103 of Regulation S-K other than the following:
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
After the issuance by the DEC of two noncompliance notices, initial efforts by us to remedy the noncompliance and various administrative proceedings, on July 14, 2009, the DEC adopted a Resolution which requires us to attenuate certain noises being generated by the Devens facility in violation of the DEC’s noise regulations by September 2009.
At this time, we believe we are operating in compliance with the DEC’s regulations but the DEC has extended the deadline for full compliance with the Resolution so that some testing of noise levels can be completed and certain other requirements from the Resolution can be addressed, including a worst scenario test to confirm that the facility will comply with the noise restrictions under all possible operating conditions and the installation of a long-term monitoring system.

Item 1A.	Risk Factors
Item 1A, In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described in the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed on March 2, 2009 and subsequently amended, together with Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the period ended April 4, 2009, as filed on May 11, 2009, which both describe risks and uncertainties which could materially adversely affect our business, financial condition, results of operations, cash flows and future results. While these are the risks and uncertainties we believe are most important, you should bear in mind that factors may also exist that we cannot anticipate or that we currently do not consider to be significant. These other factors also have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 6.	Exhibits
Exhibits are as set forth in the section entitled “Exhibits Index” which follows the section entitled “Signatures” in this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.
Date: November 10, 2009	/s/ Michael El-Hillow
Michael El-Hillow
Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBITS INDEX

Number	Description
3.1	Third Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000)

3.2	Second Amended and Restated By-laws (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000)

3.3	Amendment No. 1 to the Seconded Amended and Restated By-laws (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009)

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2008 and filed on June 23, 2008)

3.5	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant (Incorporated herein by reference to the Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 dated June 9, 2003.)

3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-3 dated May 16, 2007.)

4.1	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008.)

4.2	First Supplemental Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008.)

4.3	Form of 4% Senior Convertible Note due 2013 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2008 and filed on July 7, 2008.)

10.1†	Relationship Agreement among the Registrant, Evergreen Solar (China) Co., Ltd, Jiawei SolarChina Co. Ltd. and Jiawei Solar (Wuhan) Co., Ltd dated July 14, 2009

10.2†	Manufacturing Services Agreement among the Registrant, Evergreen Solar (China) Co., Ltd, Jiawei SolarChina Co. Ltd. and Jiawei Solar (Wuhan) Co., Ltd dated July 14, 2009

10.3	Increase Registered Capital and Enlarge Shares Agreement between the Registrant and Hubei Science & Technology Investment Co., Ltd. (“HSTIC”) dated July 24, 2009.

10.4	Equity Transfer Agreement among the Registrant, HSTIC and various other parties dated July 24, 2009 and delivered September 22, 2009

10.5†	Amendment made on August 5, 2009 to the Master Supply Agreement by and between the Registrant and Ralos Vertriebs GmbH, dated May 21, 2008

10.6†	Amendment made on August 3, 2009 to the Master Supply Agreement by and between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008

10.7†	Amendment made on August 5, 2009 to the Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested as to certain portions