Form 10-K
period 2009-12-31
EVERGREEN SOLAR INC
filed 2010-03-09
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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
☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of July 4, 2009 was approximately $421.2 million.
     As of February 26, 2010, there were 207,875,047 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

PART I
Forward-Looking Statements
     This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the documents incorporated by reference herein, contain forward-looking statements that involve risks, uncertainties and assumptions, including those discussed in Item 1A of “Risk Factors” in this report. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:
•	our future growth, revenue, earnings and gross margin improvement;

•	our ability to reduce manufacturing costs in our Devens, Massachusetts manufacturing facility and meet manufacturing cost targets in our Wuhan, China manufacturing facility;

•	the completion of our Midland and Wuhan, China facilities and other potential capacity expansions, and the timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•	the transition of our panel assembly to China from our manufacturing facility in Devens, Massachusetts;

•	the sufficiency of our cash, cash equivalents and marketable securities; access to capital markets to satisfy our anticipated cash requirements; and possible sales of securities and our planned use of proceeds from such sales;

•	capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	the demand and market for our products, shifts in our geographic product revenue mix, and our position in the solar power market;

•	the volume of photovoltaic solar panels we can produce;

•	the making of strategic investments and expansion of strategic partnerships, manufacturing operations and distribution networks; and the future benefit of these activities;

•	operating efficiency of manufacturing facilities, including increases in manufacturing scale and technological improvements needed to continuously reduce the cost per watt to manufacture our products;

•	revenue from customer contracts primarily denominated in Euros that are subject to foreign currency exchange risks and the use of derivative financial instruments to manage those risks;

•	possible additional costs associated with our Sovello AG joint venture, should it become insolvent or in connection with the possible sale of Sovello or its assets;

•	our receipt of public grant awards and other funding to support our expansion;

•	our expectations regarding product performance and technological competitiveness;

•	our ability to obtain key materials; and

•	the benefits of our proprietary technology and new manufacturing and other developments, including our quad wafer furnace and continued enhancements of our wafer, cell and panel production technologies.
     These statements may be identified with such words as “we expect,” “we believe,” “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K for the year ended December 31, 2009, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition We disclaim any obligation to update publicly or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

ITEM 1. BUSINESS.
BUSINESS OVERVIEW
     We develop, manufacture and market String Ribbon™ solar panels utilizing our proprietary wafer manufacturing technology. Our technology involves a unique process to produce multi-crystalline silicon wafers by growing thin strips of silicon that are then cut into wafers. This process substantially reduces the amount of silicon and other processing costs required to produce a wafer when compared to conventional sawing processes. Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. With current silicon consumption of about 3.9 grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately half the silicon used by wafer manufacturers utilizing conventional sawing processes. The wafers we produce are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies offer significant cost and manufacturing advantages over competing silicon-based wafer manufacturing technologies.
     Our revenues today are primarily derived from the sale of solar panels. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products primarily include on-grid generation, in which supplemental electricity is provided to an electric utility grid. Our products are currently sold to customers primarily in Europe and the United States. As of December 31, 2009, we had approximately 830 megawatts (“MW”) of backlog remaining under our existing long-term contracts with deliveries scheduled through 2013. Our sales contracts allow for our customers to request price changes based upon current market conditions, and we may have to amend contracts for volumes or pricing, as we did in 2009, in order to remain competitive in the marketplace in the future.
     Our wafer manufacturing technology is proven. Large-scale commercial application of our technology, using furnaces that grow two thin strips of multi-crystalline silicon, began in 2005 with the opening of Sovello AG (formally EverQ GmbH), our joint venture with Renewable Energy Corporation ASA (REC) and Q-Cells SE (Q-Cells). Since its opening, Sovello has produced and shipped over 200 MW of product using our wafer technology, but has faced significant financial difficulties as a result of the overwhelming recent market downturn in demand and pricing for its products.
     Through on-going research and design efforts and process changes, we continuously improve our wafer manufacturing technology and our ability to manufacture multi-crystalline silicon wafers. Our manufacturing facility in Devens, Massachusetts uses our Quad wafer furnace equipment, which grows four thin strips of multi-crystalline silicon from one furnace and incorporates a state of the art automated laser cutting technology that further improves our wafer manufacturing process. To date, we have produced and shipped approximately 113 MW of product from our Devens facility.
     Our Devens facility has continuously met its key operation goals of rapid sequential production increases and significantly reduced manufacturing costs since opening in mid-2008. Our wafer cost at Devens for the fourth quarter 2009 was about $0.69 per watt which we believe is among the lowest in the industry, even at the relatively small volumes currently produced at our Devens facility and silicon cost at about $90 per kilogram, proving our competitive advantage in wafer manufacturing.
     Our total panel cost was about $2.05 per watt in the fourth quarter 2009, down from $3.19 in the first quarter of the year. However, solar panel prices have fallen precipitously since mid-2008 making it very difficult for manufacturers located in high-cost regions to remain price competitive. Therefore, we are accelerating our strategic initiative of focusing on our unique wafer manufacturing technology and will begin to transition our Devens-based panel assembly to China beginning later in 2010. We expect that by moving panel assembly to China we will be able to substantially reduce manufacturing costs. We expect the transition of panel assembly to China will take approximately 12 to 18 months to complete, and that panel production, whether produced at Devens or in China using cells produced at Devens, will be at least 35 MW each quarter. After the transition is complete we will continue to produce wafers and cells at Devens and may increase capacity if market demand warrants. If long-term demand for panels manufactured in the US significantly increases, we will be well positioned to quickly reintroduce panel assembly at Devens. We estimate we will incur non-cash charges of approximately $40 million associated with the accelerated depreciation of panel assembly equipment, which is expected to be recognized ratably through mid-2011 beginning with the fourth quarter of 2009 and cash charges, principally compensation costs, of about $3 million in 2011.
     As part of our strategy of long-term growth and focusing on our core wafer manufacturing technology, on July 30, 2009, we announced that we had finalized agreements with Jiawei Solarchina Co., Ltd., and Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) to expand our manufacturing operations into China. Under these agreements:
•	We will manufacture String Ribbon wafers using our state-of-the-art Quad furnaces at a leased facility being built by Jiawei in Wuhan, China on Jiawei’s campus.
•	Jiawei will convert the String Ribbon wafers into Evergreen Solar-branded panels on a contract manufacturing basis.
•	We will reimburse Jiawei for its cell and panel conversion costs, plus a contract manufacturing fee. The actual price paid to Jiawei will be negotiated annually.
•	Evergreen Solar has invested $17 million in cash and equipment in the Wuhan wafer manufacturing operation to date. HSTIC has provided us $33 million of 7.5% financing, which we must repay no later than July 2014. Jiawei will make a similar investment for its cell and panel operations with the support of HSTIC.
•	Initial capacity is expected to be approximately 100 MW. Factory construction has begun and the parties expect that wafer, cell and panel production will begin in mid-2010.
•	The parties intend to expand production capacity of their respective manufacturing operations to approximately 500 MW by 2012, the timing and extent of any potential expansion will be determined in 2010.
     Total cost estimated for the initial 100 MW wafer manufacturing facility is expected to be approximately $55 to $60 million, the majority of which is for quad wafer furnaces. As the first phase of our investment in China reaches 20 to 25 MW of capacity per quarter in early 2011, we expect to initially produce a wafer for about $0.40 per watt, and with Jiawei’s low cost cell and panel manufacturing capabilities, a panel for about $1.25 per watt. As we continue to advance the technology, make improvements in factory operations and add scale, we expect that we will be producing Evergreen-branded solar panels for no more than $1.00 per watt by the end of 2012, including an “all in” wafer cost of about $0.30 per watt.
     On December 29, 2008, as part of ongoing efforts to lower overhead costs and reduce overall cash requirements, we committed to a plan to cease operations at our pilot manufacturing facility in Marlboro, Massachusetts. Production at the facility ceased on December 31, 2008. As a result of the cessation of manufacturing in Marlboro, during 2008 we recorded restructuring costs, principally non-cash charges, of approximately $30.4 million associated with the write-off of manufacturing and development equipment, inventory and leasehold improvements of the Marlboro pilot facility. As exhibited by Devens’ financial performance in 2009, closing the Marlboro pilot manufacturing facility and better utilizing existing equipment and facilities at our research and development center and at our Devens manufacturing facility has resulted in lower overhead costs and reduced overall cash requirements.
     At December 31, 2009, we had approximately $112.4 million of cash and cash equivalents, which includes approximately $33 million received from HSTIC as part of its funding obligation for our Wuhan, China factory expansion. Through 2010, our major cash requirements are expected to be approximately $97 million, comprised of:
•	Capital required for our Wuhan, China expansion of about $50 million;

•	Final acceptance payments on equipment for Devens of about $7 million;

•	First phase of our Midland filament factory of about $3 million;

•	Sustaining capital of about $7 million;

•	Estimated payments for Sovello matters of about $15 million; and

•	Debt service of about $15 million.
     We have sales contracts for approximately 100 MW of product to be manufactured at our Devens facility for delivery during 2010. Our sales plan assumes there should be sufficient market demand to sell the expected Devens manufacturing capacity at continually declining selling prices. We will moderate our production levels depending on changes in market demands during the year.
     We believe that our business plan will provide sufficient liquidity to fund our planned capital programs, our share of any potential funding requirements related to our investment in Sovello and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by expanding competition, especially from China, and the possible excess capacity, we are exposed to additional particular risks and uncertainties including, but not limited to:
•	the need to maintain the Devens facility at a minimum of 75% capacity, or 30 MW per quarter, and stabilization of panel pricing at about $2.00 per watt, with sales made to creditworthy customers;
•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to transition panel assembly to China resulting in continued higher costs that could impair business operations;
•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros;
•	the ability of Jiawei to execute against its plans to meet our required timetables; and
•	increased funding requirements for Sovello to potentially address the loss of any prior or expected government grant funding for Sovello (see Note 5 of our consolidated financial statements).
     Although our current business plan indicates we have adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. Our plan with regard to this uncertainty includes, among other actions:
•	continually monitoring our operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant;
•	if conditions allow, possibly accessing the capital markets to meet liquidity and capital expenditure requirements;
•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement as was required under our previous line of credit, supported by the expected significant increase in our accounts receivable, inventory and overall working capital; and
•	possibly hedging a portion of our exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse impacts; but there can be no assurance that hedges can be put in place at terms acceptable to us or that such hedging activities will be effective.
     If additional capital is needed and does not become available on acceptable terms, our ability to fund operations, further develop and expand our manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited.

Sovello Joint Venture
     Under our technology licensing and sales support agreements with Sovello, we received royalty and sales fees of $4.7 million, $16.7 million and $11.5 million sales in 2009, 2008 and 2007, respectively. Until December 31, 2008, we marketed and sold all solar panels manufactured by Sovello under the Evergreen Solar brand, as well as managed customer relationships and contracts related to the sale of Sovello manufactured product. In 2009, Sovello began marketing and selling products under its own brand. Sovello continued to manufacture some Evergreen Solar-branded product in 2009, but, with its independent sales and marketing team now in place, our involvement in marketing and selling Sovello product has ceased. While Sovello is still contractually required to pay the technology fee for the use of our wafer manufacturing technology, the payment of such fees was suspended in the fourth quarter of 2009 given Sovello’s poor liquidity position.
     Despite our success in rapidly expanding Sovello’s production capacity and the benefits the joint venture has provided Evergreen Solar in terms of proving the cost effectiveness of our unique technology, Sovello’s business faced significant financial difficulties as a result of the overwhelming recent market downturn in demand and pricing for its products. Accordingly, Sovello has been in default under its bank loan agreement since the end of 2008. In light of this and other financial difficulties, we recorded an impairment charge of approximately $69.7 million related to our aggregate investment in Sovello during the third quarter of 2009. In making this assessment, we performed an expected value calculation that considered a range of scenarios including Sovello’s ability to continue as a going concern, forecasted 2010 EBITDA which included current projections of volumes and selling prices, and enterprise value multiples of comparable entities. As a result of further deterioration in Sovello’s financial position during the fourth quarter of 2009, we wrote-off our remaining investment in addition to recording charges associated with our guarantee and for estimated payments relating to undertakings with Sovello’s bank and for other expected costs which combined totaled approximately $56.3 million (see Note 5 of our consolidated financial statements). Sovello’s shareholders are attempting to negotiate a sale of the business that would allow Sovello to continue to operate with a small final capital contribution from the shareholders. If such a transaction cannot be negotiated, Sovello will likely become insolvent which could result in further financial obligations for us, including payment of a portion of certain recalled state subsidies.
INDUSTRY BACKGROUND
Overview
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
     The solar power market has grown significantly in the past decade. According to Solarbuzz, the global solar power market, as measured by annual solar power system installations, increased from 598 MW in 2003 to 6.3 gigawatts in 2009, representing an approximate of CAGR 48%, while solar power industry revenues grew to approximately $37.1 billion in 2008. Despite the rapid growth, solar energy constitutes only a small fraction of the world’s energy output and therefore may have significant growth potential. Solarbuzz projects that annual solar power industry revenue could reach between $27 billion and $57 billion by 2013.
  Key Growth Drivers and Advantages of Solar Power
     Solar power generation has emerged as one of the most rapidly growing renewable sources of electricity. Solar power generation has several advantages over other forms of electricity generation that have driven and will continue to drive the growth of the solar power industry:

•	An Increase in Solar Power Generation Will Reduce Dependence on Fossil Fuels. Worldwide demand for electricity is expected to grow by over 50% from 20.6 billion MW hours in 2010 to 31.8 billion MW hours in 2030, according to the U.S. Department of Energy. The combination of declining finite fossil fuel energy resources and increasing energy demand is depleting natural resources as well as driving up electricity costs, underscoring the need for reliable renewable energy production. Solar power systems are renewable energy sources that rely on the sun as an energy source and do not require a fossil fuel supply. As such, they are well positioned to offer a sustainable long-term alternative means of power generation.

•	Environmental Advantages. Solar power is one of the cleanest electric generation sources, capable of generating electricity without air or water emissions, noise, vibration, habitat impact or waste generation. In particular, solar power does not generate greenhouse gases that contribute to global climate change or other air pollutants, as power generation based on fossil fuel combustion does, and does not generate radioactive or other wastes as nuclear power and coal combustion do. It is anticipated that greenhouse gas regulation in the United States and internationally will increase the costs and constrain the development of fossil fuel based electric generation and increase the attractiveness of solar power as a renewable electricity source.

•	Flexible Locations. From tiny solar cells powering a hand-held calculator, to an array of rooftop panels powering an entire home, to acres of panels on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world. Solar power is among the best technologies for power generation in urban areas, environmentally sensitive areas and geographically remote areas in both developing and developed countries.

•	Government Incentives. Several European countries, China and the United States presently account for the majority of world market demand for solar power systems. Government policies in these countries, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. Typical government incentives include capital cost rebates, feed-in tariffs, tax credits and net metering.
     As a result of solar power’s benefits and government support, the solar power market has seen sustained and rapid growth. PV panel shipments have increased on average 48% per year for the past six years.
  The Solar Power Industry Value Chain
     Crystalline silicon-based technologies and thin-film technologies are the two primary technologies currently used in the solar power industry.
     In the conventional crystalline silicon-based processes, silicon feedstock is processed into ingots, which are then sliced into solar wafers. The wafers are manufactured into solar cells through a multiple step manufacturing process that entails etching, doping, coating and applying electrical contacts. Solar cells are then interconnected and packaged to form solar panels, which together with system components such as batteries and inverters, are installed as solar power systems.
     The conventional crystalline silicon-based wafer manufacturing process differs substantially from our proprietary wafer manufacturing technology. Our technology is a cost-effective process for manufacturing thin strips of crystalline silicon that are cut into wafers. Our wafers are then processed into solar cells and panels in a similar manner to industry standard processes. With silicon consumption of less than four grams per watt, we believe we are the industry leader in efficient polysilicon consumption and use about half of the silicon used by wafer manufacturers utilizing conventional sawing processes.
     In contrast to the crystalline silicon-based wafer manufacturing process, thin film technology involves depositing several thin layers of complex materials such as Copper Indium Gallium Diselenide, or CIGS, or

Cadmium Telluride, or CdTe, on a substrate, such as glass, to make a solar cell. According to Solarbuzz, thin-film- based solar cells represented approximately 13% of solar cell production in 2008. There will continue to be significant efforts to develop alternate solar technologies, such as Amorphous Silicon, CIGS, CdTe, crystalline silicon on glass and polymer and nano technologies. Certain thin film technologies are gaining commercial acceptance and are important to broadening the demand for solar energy products for diverse energy generation applications.
  Key Challenges for Solar Power
     Although solar power can provide a cost-effective alternative for off-grid applications, we believe the principal challenge to widespread adoption of solar power for on-grid applications is reducing manufacturing costs so that the cost of installed solar panels is equal to or less than the cost of grid-generated electricity without impairing product reliability. This concept is known as reaching grid parity. We believe the following challenges of solar power technology must be overcome in order to reach grid parity:
•	Continued Reliance on Government Support and Incentives. At present, most renewable energy sources would not be cost-competitive compared to traditional energy sources without government support. The PV industry relies on governmental incentives to encourage production and consumption, especially for on-grid systems. Changes in government policies could lead to a reduction in incentives and subsidies to the renewable energy sector, which could in turn seriously hinder the growth of the PV industry.

•	Reduced Manufacturing Cost. The cost of producing PV panels must be reduced to a point that will enable manufacturers to produce product to support reaching grid parity. One of the most dominant costs of producing crystalline silicon-based solar panels is silicon. The reduction of raw materials waste, particularly the waste associated with sawing silicon by conventional crystalline silicon wafer production technology, known as kerf loss, is a key factor in lowering wafer manufacturing costs.

•	Reduced Capital Costs. Decrease the costs and risks associated with new plant investments to lower capital costs per unit of production.

•	Improved Product Design and Performance. Increase product conversion efficiency and ease of use. Conversion efficiency refers to the fraction of the sun’s energy converted to electricity.
     We further believe the two principal solar power technologies, conventional crystalline silicon and thin films, are not adequately addressing these challenges:
•	Crystalline Silicon. Crystalline silicon technology was the earliest practiced solar wafer fabrication technology and continues to be the dominant technology for the market, accounting for approximately 87% of solar cell production in 2008, according to Solarbuzz. Conventional crystalline silicon technology involves sawing thin wafers from solid crystalline silicon blocks. Crystalline silicon products are known for their reliability, performance and longevity. However, factors such as high materials waste from sawing, complex processing procedures and high capital costs have limited the speed at which conventional crystalline silicon wafer manufacturers can reduce manufacturing costs.

•	Thin Films. While most major solar power manufacturers currently rely on crystalline silicon technology for their solar cell production, these manufacturers, and other new entrants, are also developing alternative thin film technologies to achieve lower manufacturing costs. Thin film technology involves depositing several thin layers of complex materials such as CIGS or CdTe on a substrate, such as glass, to make a solar cell. Although thin film technologies generally use certain key materials more efficiently than conventional crystalline silicon manufacturing technology, such technologies have disadvantages such as lower conversion efficiency and, in some cases, reduced product performance and reliability.
OUR BUSINESS
Our Competitive Strengths
     We believe we are well-positioned to be a leader in the solar power industry based on the following competitive strengths:
      Proven Wafer Manufacturing Technology. Our wafer manufacturing technology enables continuous growth of thin multi-crystalline silicon strips that are cut into wafers eliminating the need for ingot formation, sectioning and wire sawing necessary in the conventional wafer manufacturing process. The elimination of the need for ingot formation, sectioning and wafer sawing provides us with significant advantages including increasing the speed of, and reducing costs related to, building new production facilities. Our proprietary technology enables us to produce wafers at industry-leading manufacturing cost. We have been developing and enhancing our patented wafer manufacturing technology since 1994 and have achieved the lowest silicon consumption rates in the industry with our quad wafer furnace, which currently consumes about 3.9 grams of silicon per watt produced or approximately half of the silicon used by wafer manufactures utilizing conventional sawing processes. Large-scale commercial application of our technology, using furnaces that grow two thin strips of multi-crystalline silicon, began in 2005 with the opening of Sovello. Since its opening, Sovello has produced and shipped over 200 MW of product.
     Through on-going research and design efforts and process changes, we continuously improve our wafer manufacturing technology and our ability to manufacture multi-crystalline silicon wafers. Our manufacturing facility in Devens, Massachusetts uses our Quad wafer furnace equipment, which grows four thin strips of multi-crystalline silicon from one furnace and incorporates a state of the art automated laser cutting technology that further improves our wafer manufacturing process. To date, we have produced and shipped approximately 113 MW of product from our Devens facility.
     Proven ability to execute on new factory expansion. We have consistently proven our ability to ramp substantial manufacturing operations that utilize our unique technology. Our management team, engineers and other support staff were responsible for the successful ramp of Sovello’s manufacturing facilities during 2005 to 2007. We also successfully ramped our Devens, Massachusetts facility which utilizes our quad ribbon furnace technology. Over two years ago, we established a cost target for our Devens facility of about $2.00 per watt and effectively achieved that cost during the fourth quarter of 2009.
     Leveraging the strength of our Quad technology, we reduced our wafer cost to $0.69 per watt during the fourth quarter of 2009 from $0.75 per watt in the third quarter of 2009, as we reduced silicon consumption to an industry leading 3.9 grams per watt. We achieved this with a silicon cost of about $90 per kilogram. We believe Devens is producing wafers that are cost competitive with many of the larger Chinese wafer manufacturers today. We also believe that we have not yet realized the full benefits of our quad technology, which is in the early stage of its life cycle. Nor have we obtained the benefits that larger-scale manufacturing brings. Based upon these past experiences, we are confident in our ability to successfully ramp our new wafer manufacturing facility in Wuhan, China.
     Established brand and recognized leader in quality and performance. Our solar panel products are globally recognized as leaders in quality and performance. Based upon the power attributes of our solar panels, our products have consistently performed among the highest in the industry in terms of electricity delivered per kilowatt installed. Further, our unique manufacturing process creates silicon wafers using a fraction of the energy required to make conventional silicon-based wafers. This means that the amount of carbon dioxide generated by making our panels is up to 30% less than other solar panels, resulting in a manufacturing process that has less impact on the environment.
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
     Innovate to Lower Cost of Solar to Achieve Grid Parity Cost Structure. The long-term challenge of solar energy is its higher cost compared to conventional sources of electricity such as fossil fuels. Solar-power product manufacturers who have the ability to manufacture products that can generate electricity at or close to grid parity will consequently have a distinct advantage, including the ability to sell into markets where government subsidies are minimal or non-existent. We expect that utilizing our proprietary wafer manufacturing technology as an integral part of solar panel manufacturing will result in industry-leading manufacturing cost and among the first of multi-crystalline silicon panel producers to achieve grid parity.
     Maintain Our Leadership in Wafer Technology, through Continuous Innovation. We employ approximately 55 research and development employees at an approximately 40,000 square foot facility in Marlboro, Massachusetts primarily dedicated to wafer and cell development initiatives. We have also begun hiring technologists in China to also focus on these critical activities. Further enhancing and improving our manufacturing process is critical in allowing us to be able to produce solar power products that are at or below grid parity. Today, we are working on two major wafer projects:
•	Optimizing the crystallization characteristics of the wafer to increase power performance, and

•	Growing wider wafers in line with industry standard sizes.
     We continue to believe we are at the early stages of commercial development of the technology we use to manufacture String Ribbon wafers and that there is substantial further progress to be made.
     We are also working on projects geared toward improving cell conversion efficiency. Specifically, we have developed a multiwire and tabbing technology that we will begin piloting in China that we expect will increase our panel power by about 5%.
     Proliferate Our Technology Commensurate With the Growing Demand for Solar. Based upon the success achieved thus far at our Devens facility, combined with the growing awareness and support for renewable energy worldwide, we expect to expand our manufacturing capabilities to accommodate the expected growth of the solar industry. While there are many options for expansion, the current condition of the credit markets has led us to broaden our options for growth, most notably subcontracting cell and panel manufacturing. We believe employing a subcontracting strategy for cell and panel manufacturing while maintaining our own wafer manufacturing will allow us to leverage our already industry-leading manufacturing capability for wafers combined with best-of-breed capabilities already employed by incumbent cell and panel manufacturers or other well-experienced subcontract manufacturers. As such, we believe we can increase our access to panel capacity faster, produce panels at a lower cost, and require substantially less capital than if we were to build a fully integrated wafer-to-panel factory on our own.
Our Products
     Solar panels are generally composed of the following:
•	Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon that can be processed and assembled into a solar cell. Our rectangular wafers measure approximately 80 millimeters by 150 millimeters and are approximately 190 microns thick. We are currently developing wafers that we expect will be approximately 156 millimeters square, which is in line with industry standards.

•	Cells. A solar cell is a device made from a silicon wafer that converts sunlight into electricity by means of a process known as the PV effect. Each of our solar cells currently produces approximately 1.8 watts of power. As the conversion efficiency of the solar cell improves, the power of the cell improves as well.

•	Panels. A solar panel is an assembly of solar cells that have been electrically interconnected and laminated in a durable and weather-tight package. Our solar panels currently produce up to approximately 215 watts of power.
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
     Going forward we expect to collaborate closely with a relatively small number of resellers throughout the world. As of December 31, 2009, we had approximately 10 main resellers worldwide and are actively working to refine our distribution partners by very careful addition of a select few new accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily enter new geographic markets in a cost effective manner, attract new distribution partners and develop advanced solar power applications.
     For the year ended December 31, 2009, 10 distribution partners accounted for approximately 77% of our total product revenues. As we continue to expand manufacturing capacity and sales volumes, we anticipate developing relationships with additional distribution partners and decreasing our dependence on any single distribution partner. Additional information regarding the geographic distribution of our sources of revenue may be found in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.
     In addition, we market our products through trade shows, on-going distribution partner communications, promotional material, our website, direct mail and advertising. Our staff provides customer service and applications engineering support to our distribution partners while also gathering information on current product performance and future product requirements.
Manufacturing
     Our principal manufacturing objective is to provide for large-scale manufacturing of our solar power products at low cost, thereby enabling us to penetrate price-sensitive solar power markets. We have significantly increased our manufacturing capacity with the development of a new state-of-the-art facility in Devens, Massachusetts. The Devens factory is a fully integrated wafer-to-panel manufacturing facility that uses our quad furnace technology to produce wafers. Construction of the first phase of Devens began in September 2007 and the first solar panels produced in the third quarter of 2008. Construction of the second phase of Devens began in early 2008 and was completed during the fourth quarter of 2009.
     We use a special form of high temperature filament in our wafer manufacturing process that is not used by any other wafer manufacturer. We currently meet our high temperature filament requirements using a single supplier, and as part of our strategy of securing adequate raw material supplies and reducing cost, we are developing our own ability to produce high temperature filament. We began pilot production of high temperature filament at the end of 2009 at our plant in Midland, Michigan and expect to produce increasing volumes in 2010.
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
Research and Development
     Continuously improving our technology is an important part of our overall strategy. Therefore, we have maintained and intend to maintain a strong research and development effort. Approximately 40,000 square feet of space is dedicated to research and development and advanced engineering and contains equipment to support the development, fabrication and evaluation of new solar power products and technologies. We are also expanding our R&D initiatives in China.
Intellectual Property
   Patents
     We believe that our commercial success will significantly depend on our ability to protect our intellectual property rights underlying our proprietary technologies. We seek U.S. and international patent protection for major elements of our technology platform, including our manufacturing process and methods and apparatuses for producing crystalline silicon wafers, solar cells and solar panels. We currently have 24 U.S. patents, five Indian patents, and six European patents that are enforceable in multiple European jurisdictions. These patents begin to expire in 2016 and will all expire by 2028. In addition, we have 22 U.S. patent applications pending and 80 foreign patent applications pending (including PCT applications) related to our business. We devote substantial resources to building a strong patent position and we intend to continue to file additional U.S. and foreign patent applications to seek protection for technology we deem important to our commercial success. Our patents cover the following areas:

•	Crystalline Silicon Wafers. Our wafer fabrication technology, including methods for automated, high-yield production techniques, are covered by 13 U.S. patents, five Indian patents and four European patents that have been validated with enforceable rights in multiple European jurisdictions. In addition, for this technology, we also have 14 pending U.S. patent applications, three pending PCT applications, and 67 pending national/regional phase foreign patent applications.

•	Solar Cell Fabrication. Our solar cell processing technology is covered by four U.S. patents. Among other things, these patents relate to methods for forming wrap-around contacts on solar cells and methods for processing solar cells. In addition, for this technology, we also have six pending U.S. patent applications and three pending PCT applications.

•	Solar Panels. For our advanced solar panel designs, we currently own seven U.S. patents, two European patents that have been validated with enforceable rights in multiple European jurisdictions, and four Japanese patents. The U.S. patents primarily relate to solar cell panels with an improved backskin, solar cell panels with an interface mounting system, an encapsulant material for solar cell panels, and a solar cell roof tile system. In addition, for this technology, we have two pending U.S. patent applications and seven pending national/regional phase foreign patent applications.
  Trademarks and Copyrights
     We have one U.S. registered trademark we are currently using and three pending U.S. trademarks applications we presently intend to continue to pursue. We also own several foreign trademarks associated with and used in our business, including registrations and applications for the trademarks Evergreen Solar, the Evergreen Solar logo, Think Beyond and String Ribbon. Furthermore, we own common law rights in our trademarks and service marks. We are working to increase, maintain and enforce our rights in our trademark portfolio, the protection of which is important to our reputation and branding. We also own copyrights relating to our products, services and business, including copyrights in the software we have developed, in our marketing materials and in our product manuals.
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

     Many of our existing and potential competitors have substantially greater financial, manufacturing and other resources than we currently do. Our competitors’ greater size and, in some cases, longer operating histories provide them with a competitive advantage with respect to manufacturing costs because of their economies of scale, production facilities located in low cost manufacturing regions and their ability to purchase raw materials at lower prices. For example, those of our competitors that also manufacture semiconductors may source both semiconductor grade silicon wafers and solar grade silicon wafers from the same supplier. As a result, such competitors may have stronger bargaining power with the supplier and have an advantage over us in pricing as well as securing silicon wafer supplies at times of shortages.
     We believe that the cost and performance of our technology will continue to have advantages compared to competitive technologies. Our products offer the reliability, efficiency and market acceptance of other crystalline silicon products. We believe our technology will provide lower manufacturing costs resulting from significantly better silicon consumption and fewer processing steps, particularly in wafer fabrication. Compared to thin film products, our products offer generally higher performance. Some thin film technologies, such as cadmium telluride, use toxic materials that inhibit their market acceptance, where others, such as copper indium diselenide, rely on raw materials in short supply, such as indium. Other technologies, including all of the polymer and nanomaterial technologies, are still being developed and have not yet reached the commercialization stage.
     The entire solar industry also faces significant competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions. Whereas solar generally is cost effective for off-grid applications, the high up-front cost of solar relative to most other solutions is the primary market barrier for on-grid applications. Furthermore, unlike most conventional power generators, which can produce power on demand, solar power cannot generate power where sunlight is not available, although it is often matched with battery storage to provide highly reliable on demand power solutions. Historically, difficult financial markets have resulted in a slowdown for large project builds which directly led to increased availability of solar panels and has accelerated price reductions of the industry, causing decreased margins and an even more competitive marketplace.
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

EMPLOYEES
     As of December 31, 2009, we had approximately 729 full-time employees, including approximately 52 engaged in research and development and approximately 603 engaged in manufacturing. Approximately 66 of our employees have advanced degrees, including 18 with Ph.D.s. None of our employees are represented by any labor union nor are they organized under a collective bargaining agreement. We have never experienced a work stoppage due to labor disputes and believe that our relations with our employees are good. We also use a temporary employment agency to supplement our work force needs. At December 31, 2009, we had 279 temporary employees. Including the temporary employees, we have 975 employees in the United States, 24 in China and 9 in Germany.
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
     We will need to generate cash internally or raise significant additional capital to fund our planned expansion of manufacturing facilities beyond the Devens facility, to acquire complementary businesses and obtain raw materials or necessary technologies. If adequate capital does not become available when needed on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited. In such a case, the stock price of our common stock would likely be materially and adversely impacted.
     Our ability to raise capital will be severely hampered by adverse changes in general economic market conditions. The U.S. economy has undergone unprecedented turmoil amid stock market volatility, difficulties in the financial services sector, tightening of the credit markets, softness in the housing markets, concerns of inflation and deflation, reduced corporate profits and capital spending, reduced consumer spending, and continuing economic uncertainties. This turmoil and the uncertainty about future economic conditions could negatively impact our ability to obtain debt or equity financing of our operations. The cost and availability of credit has been and may continue to be adversely affected as concerns about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. If these market and economic conditions continue, they may limit our ability to access the capital markets to meet liquidity and capital expenditure requirements. We cannot predict the timing, strength or duration of this severe global economic downturn.

We must continue to invest significantly in research and development to support our unique wafer technology, and these efforts may not result in continued and necessary improvement in our technology.
     If our continuing development efforts regarding our wafer manufacturing technologies are not successful, and we are unable to increase the efficiency and decrease the costs of our manufacturing process, including even lower use of silicon beyond the 3.9 grams per watt we use today, we may not be able to sufficiently reduce the price of our products, which might prevent our products from gaining wide acceptance, and our gross margins may be negatively impacted.
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
     The solar power market is rapidly evolving and is experiencing technological advances, manufacturers in low cost manufacturing regions and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Devens facility or find third parties to manufacture our products or license our proprietary technologies, and our business model, technologies and processes are unproven at significantly larger scale. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.
We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which in turn could materially decrease the value of our common stock.
     Since our inception, we have incurred significant net losses. Principally as a result of ongoing operating losses, we had an accumulated deficit as of December 31, 2009. We expect to incur additional losses until our Chinese facility reaches full capacity, and if we do not achieve our expected production targets and cost reductions we may not become profitable. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future if we are not able to sufficiently expand capacity or continue to reduce our costs, which in turn could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we seek to:
•	expand our manufacturing operations, whether domestically or internationally;

•	develop our distribution network;

•	continue investing in research and development;

•	implement internal systems and infrastructure to support our growth; and

•	hire additional personnel.
     We do not know whether our revenues will grow at all or grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results.
We are subject to certain liabilities based upon our relationship with Sovello, Sovello’s banks and other parties which may adversely impact our business or our funds available for our operations.
     Throughout 2009, Sovello operated under waivers from its bank syndicate of certain loan covenant violations. On January 28, 2010, Sovello’s bank syndicate terminated their loan agreement but has not yet demanded repayment of the outstanding loan, approximately 5.8 million Euros of which we have guaranteed. Further, in light of a European Commission decision, Sovello may be required to repay to the German government 9.1 million Euros (plus approximately 2.5 million Euros in interest) which represents a portion of the grants it received. If these matters are not satisfactorily resolved, Sovello may need to declare insolvency which could result in further financial obligations for us. Alternatively, Sovello may be sold which we expect would require us to provide limited additional funding to Sovello. As such, we recorded charges of approximately $8.1 million for payments under our bank loan guarantee (that was paid on February 8, 2010) and $7.3 million for estimated payments relating to undertakings with Sovello’s bank and for other expected costs with the Company’s undertaking to pay approximately 2 million Euros to Sovello in connection with Sovello’s repayment of the SME Bonus (as discussed below) representing a portion of the recorded charges.
     The European Commission decision will require Sovello to repay amounts paid to Sovello as an “SME Bonus” available only to small and medium-sized companies. The European Commission concluded that Sovello did not qualify for the SME Bonus as had previously been determined by the European Commission. The European Commission determined that Sovello’s application for the SME Bonus was incomplete and therefore inaccurate, and that Sovello’s shareholders intentionally structured Sovello to qualify for the SME Bonus. Although Sovello’s management and shareholders believe that Sovello appropriately qualified for the SME Bonus and the decision may be appealed, no assurance can be given that any appeal will be made or that any appeal would succeed. German authorities are investigating the propriety of the grant application made by Sovello. European Community authorities may also investigate.
     No assurance can be made regarding the additional liabilities for additional funding of Sovello or otherwise that may be associated with the European Commission’s decision or the expected sale or insolvency of Sovello given the uncertainties associated with these matters and any sale and the insolvency process.
Our future success depends on our ability to increase our manufacturing capacity beyond our Devens facility, license our technologies or otherwise outsource the manufacturing of our products. Our inability to increase our production capacity directly or successfully outsource the manufacturing of our products will limit our growth potential and impair our operating results and financial condition.
     Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risk and uncertainty, including:
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
Our dependence on a limited number of suppliers for certain materials, including key components for our solar power products and capital equipment could adversely affect our ability to manufacture and timely deliver our products.
     We manufacture products using materials and components procured from a limited number of suppliers and certain materials and components we use are proprietary or available only from a limited number of sources, primarily our wafer furnaces and high temperature filament. Our materials and components supply chain, therefore, makes us more susceptible to quality issues, shortages and price changes. If we fail to develop, maintain or expand relationships with suppliers, or if our suppliers fail to supply good quality materials on time that meet our cost requirements we may be unable to manufacture our products in a timely and cost-effective manner.
If the market price of polysilicon continues to decrease, we could be at a significant competitive disadvantage because we have entered into multi-year polysilicon contracts.
     The market price for polysilicon has been decreasing steadily since mid-2008. Polysilicon prices are expected to continue to decline and could fall below the price we have contracted for with our long-term silicon suppliers. We may not be able to modify the contracted price charged to us by our suppliers. Other wafer manufacturers may be able to enter into long-term contracts or buy polysilicon on the spot market at lower prices than those at which we have contracted with our suppliers. If the price we pay for polysilicon is significantly higher than the price paid by our competitors, our competitive cost advantage of producing wafers could decrease. Our inability to reduce a key manufacturing cost to the same degree as our competitors could adversely affect our ability to price our products competitively and generate favorable profit margins.
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
     The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency, higher power output and lower price. Our failure to further refine our wafer manufacturing technology and develop and introduce new lower cost solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline. A variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.
Our ability to increase market share and revenues depends on our ability to successfully maintain our existing distribution relationships and expand our distribution channels.
     We currently sell our solar power products primarily to domestic and international distributors, system integrators, project developers and other resellers, which typically resell our products to end users on a global basis. During our year ended December 31, 2009, we sold our solar power products to approximately 90 distributors, system integrators, project developers and other resellers. Approximately 77% of our products were sold to just 10 of these distribution partners. If we are unable to successfully maintain our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our revenues by entering new markets in which we have little experience selling our products, our ability to increase market share and revenues will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our products and our lower brand recognition as a newer entrant and smaller volume producer.
Our dependence on a small number of distribution partners may cause significant fluctuations or declines in our product revenues.
     As of December 31, 2009, approximately 17%, 15% and 14% of our product revenues were generated from sales to IBC Solar AG, Ralos Vetriebs and Wagner & Co. Solartechnik GmbH. These companies are in various stages of development and the loss of sales to any of them or the decline of any of their businesses could materially adversely affect our business, financial condition and results of operation. We anticipate that sales of our solar power products to a limited number of distribution partners will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:
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
Our current long-term customer contracts for our products will result in a significant portion of our sales being concentrated among a limited number of customers in 2010 and 2011. The failure of one or more customers to purchase or pay for our products in accordance with their contractual commitments could significantly decrease our revenues and harm our business, financial condition and results of operations.
     In 2008, we entered into long-term sales agreement commitments with several customers that extend until the end of 2013. These customers have agreed to purchase, in the aggregate, a substantial portion of our estimated total manufacturing output for 2010.
     The failure of these customers to purchase product as agreed in our contracts, or pay for product purchased, could significantly harm our business, financial condition and results of operations. Given the nature of the market for our products and the terms of our customer contracts, we were required to reduce our prices, reduce contracted volumes and modify other payment terms on occasion during 2009. Further price reductions will result in lower revenues and decreased margins. Our sales contracts allow for customers to request price changes based upon current market conditions; and we may have to amend contracts for volumes or pricing, as we did during 2009, in order to remain competitive in the marketplace in the future.
Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.
     Consistent with standard practice in the solar industry, the duration of our product warranties is lengthy. Our current standard product warranty includes a five-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance beyond specified levels. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold solar panels since 1997, the substantial majority of them have been operating for less than four years. The possibility of future product failures could cause us to incur substantial expenses to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.
The success of our business depends on the continuing contributions of our key personnel and our ability to attract and retain new qualified employees, especially in China.
     If we were to lose the services of any of our executive officers and key employees, our business could be materially and adversely impacted. In addition, over the next 24 months, we must hire and retain about 175 employees in China, including 10 in key management and technology positions.
Because we utilize highly flammable materials in our manufacturing processes, we are subject to the risk of losses arising from explosions and fires, which could materially adversely affect our financial condition and results of operations.
     We utilize highly flammable materials in our manufacturing processes. By utilizing these materials, we are subject to the risk of losses arising from explosions and fires. Our inability to fill customer orders during an extended business interruption could materially adversely impact existing distribution partner relationships resulting in market share decreases and reduced revenues.
The reduction or elimination of government subsidies and economic incentives for solar technology could cause our revenues to decline.
     We believe that the growth of the majority of our target markets depends on the availability and size of government subsidies and economic incentives for solar technology. Today, while declining, the cost of solar power exceeds the cost of power furnished by the electric utility grid. As a result, federal, state and local governmental bodies in many countries have provided subsidies in the form of cost reductions, tax incentives and other incentives to end users, distributors, systems integrators, other resellers and manufacturers of solar power products to promote the use of solar energy and to reduce dependency on other forms of energy. In the future, these government subsidies and economic incentives could be reduced or eliminated altogether. For example, German subsidies decline at a rate of 7.0% to 10.0% per year (based on the type and size of the PV system) and the German government recently announced additional declines during mid-2010. In addition, the Emerging Renewables Program in California has finite funds that may not last through the current program period. California subsidies have declined in the past and will continue to decline as cumulative installations exceed stated thresholds. Net metering policies in California, which currently only require each investor owned utility to provide net metering up to 2.5% of its aggregate customer peak demand, could also limit the amount of solar power installed within California. In the United States, the 30% Investment Tax Credit for solar energy has been extended through 2016. The Economic Stimulus Bill just signed by President Obama offers additional benefits, however, until the details of the implementation of this bill are solidified, it is unknown how rapidly or to what magnitude the solar industry will be effected. The reduction or elimination of government subsidies and economic incentives would likely reduce the size of these markets or result in increased price competition, which could cause our revenues to decline.
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
If we are unable to protect our unique intellectual property adequately, we could lose our competitive advantage in the solar power market.
     Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes by obtaining, maintaining, and enforcing our intellectual property rights through a combination of patents, copyrights, trademarks, and trade secrets and also through unfair competition laws. We may not be able to obtain, maintain or enforce adequately our intellectual property and may need to defend our products against infringement or misappropriation claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products:
•	although we have a number of foreign patents and applications, the laws of some foreign jurisdictions, particularly China, do not protect intellectual property rights to the same extent as laws in the United States, and we may encounter difficulties in protecting and defending our rights in such foreign jurisdictions;

•	to the extent we license our technology to third parties in foreign countries, we may encounter difficulties in protecting and defending our intellectual property rights against such third parties and others; and

•	we also rely substantially on trade secret protections to protect our interests in proprietary know-how and processes for which patents are difficult to obtain or enforce; however, we may not be able to protect our trade secrets adequately.
We may be unable to protect adequately or enforce our proprietary information, particularly with its use in our new China manufacturing location and efforts to partner with a Chinese supplier to further develop our proprietary technology, which may result in its unauthorized use, reduced revenues or otherwise reduce our ability to compete.
     Our business and competitive position depend upon our ability to protect our proprietary technology, including any manufacturing processes and solar power products that we develop. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Any patents issued in connection with our efforts to develop new technology for solar power products may not be broad enough to protect all of the potential uses of the technology or may provide us with limited ability to restrict third parties from using our technology in certain jurisdictions like China.
     We pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we fail to maintain trade secrets and patent protection, our potential, future revenues may be decreased.
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
Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in potentially significant monetary damages, penalties, adverse publicity or interruptions to our business.
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
Noncompliance with noise regulations at our Devens facility may result in an interruption to our manufacturing which would have a material adverse affect on our production levels and our business.
     We have had difficulty complying with noise limitations at our Devens facility. In late-March 2009, initial complaints regarding noncompliance with applicable noise restrictions were made to the Devens Enterprise Commission (or the DEC), the governmental authority that regulates development and zoning within the Devens Enterprise Zone where our Devens, Massachusetts manufacturing facility is located. After the issuance by the DEC of two noncompliance notices, initial efforts by us to remedy the noncompliance and various administrative proceedings, on July 14, 2009, the DEC adopted a Resolution which required us to attenuate certain noises being generated by the Devens facility in violation of the DEC’s noise regulations by September 2009. Despite our efforts to meet our obligations under the Resolution, we have still not received a permanent certificate of occupancy for the facility. Our temporary certificate of occupancy for the facility has been extended until August 2010 but we cannot be certain when or whether we will obtain a permanent certificate of occupancy. Failure to obtain a permanent certificate of occupancy, extend our temporary certificate of occupancy or certain noncompliance with applicable noise regulations could result in a shutdown of our manufacturing facility and have a material adverse affect on our production levels and our business.
Litigation against Lehman Brothers and Barclays to recover shares of our common stock loaned to Lehman Brothers could be expensive, time-consuming and ultimately unsuccessful.
     We filed suit in the United States Bankruptcy Court for the Southern District Court of New York against Barclays and Lehman Brothers entities seeking the return of 12.2 million shares of our common stock previously loaned by us to Lehman Brothers in July 2008. In February 2009, Lehman Brothers and Barclays filed motions to dismiss our claims. We have opposed the motions to dismiss but expect Lehman Brothers and Barclays to vigorously support their motions and to continue to defend their position against our claims. We may incur significant legal expenses and allocate management time and attention to the litigation. Despite our expense and efforts, no assurance can be provided that we will be able to recover any of the shares or be awarded any damages from Lehman Brothers or Barclays.
If Lehman Brothers’ claims against us arising out of our capped call agreement are successful, our financial position would be materially adversely affected.
     As previously disclosed, we have received notification from Lehman Brothers OTC Derivatives Inc. (“LB OTCD”) purporting to terminate the capped call transaction that we entered into concurrent with our senior convertible debt offering in June 2008. On September 25, 2009, we received a letter from LB OTCD requesting payment of $19,992,487 (plus $340,673 in interest) as payment for the purported termination of the capped call transaction. If litigation is commenced, we have reason to believe that LB OTCD will claim at least $5 million more (plus interest) than previously claimed amounts. We may incur significant legal expenses and allocate management time and attention to defend against these claims, and cannot predict the outcome of any such claims. If LB OTCD’s claims are successful, our financial position would be materially adversely affected.
In light of economic uncertainty and extremely difficult credit markets, our expansion plans may be delayed and we may not be able to fulfill customer contracts for shipments in 2011 and beyond.
     Continued economic uncertainty and disarray in the world credit markets may adversely impact our previously announced long-term expansion plans. While we expect to have enough capacity from our new facility in Devens to meet our long term sales contracts in 2010, we are currently committed to supply aggregate volumes to customers beginning in 2011 that will exceed the expected capacity of our Devens facility. We do not know whether we will be able to raise additional financing or whether we will be able to do so on favorable terms and in the necessary timeframe. If the cost and availability of capital does not improve significantly in the next few quarters, we may need to delay our expansion plans. If we delay our expansion plans and cannot increase the production of our products by engaging contract manufacturers or otherwise outsourcing our manufacturing requirements, as early as the second quarter of 2011 we may not be able to deliver the volumes of solar panels we have agreed to supply pursuant to our long-term customer supply agreements.
The significant amount and the structure of our 2008 offering of senior convertible notes could adversely affect our business, financial condition and results of operations.
     We incurred a significant amount of debt and substantial debt service requirements as a result of the offering of our senior convertible notes completed in July 2008. As of December 31, 2009, we had $373.8 million of senior convertible notes outstanding, in addition to $33 million of debt due to the Chinese government associated with the financing of our Wuhan, China expansion. Our substantial indebtedness could have significant consequences on our future operations, including:
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
     We may incur additional indebtedness. If we do so, our increased debt service requirements may adversely affect our ability to meet our payment obligations on our currently outstanding senior convertible notes and otherwise successfully grow and operate our business.
Unfavorable changes in foreign currency exchange rates could increase the cost to manufacture our products or result in foreign currency exchange losses, which could adversely affect our profits, product orders and market share.
     The expansion of our distribution network internationally has increased our exposure to fluctuation in currency exchange rates. For the year ended December 31, 2009, approximately 69% of our product revenues were denominated in Euros. The portion of our product revenues that are denominated in Euros are expected to increase in future periods based on our multi-year solar panel supply agreements, a portion of which are denominated in Euros and other expected customers. The combined estimated current sales value of these agreements is approximately $1.8 billion at December 31, 2009 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels which primarily began in the second half of 2008 and continue through 2013. As a result, a strengthening of the U.S dollar will decrease our expected U.S. dollar revenue under these agreements and thereby adversely affect our gross and net profit margins.
     From time to time, we purchase equipment and materials internationally with delivery dates as much as six to twelve months or more in the future. There have been significant currency fluctuations in recent periods. To the extent that any purchase obligations are denominated in foreign currency, we are exposed to potential increased costs if the U.S. dollar currency loses value relative to the applicable foreign currency, which will adversely impacting our future financial condition and results of operations.
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
We face particular commercial, jurisdictional and legal risks associated with our proposed expansion in China and our subcontracting relationship with Jiawei.
     We expect the cells and panels made for us by Jiawei will represent a substantial portion of our annual capacity by early 2011. Accordingly, our financial condition, results of operations, business or prospects could be materially adversely affected if we are not successful in our subcontracting relationship with Jiawei in China. The success of this relationship and our activities in China in general are subject to the economic, political and legal conditions or developments in China.
     Examples of economic and political developments that could adversely affect us include government control over capital investments or changes in tax regulations that are applicable to us. In addition, a substantial portion of the productive assets in China remain government owned. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Additionally, China has historically adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in China or otherwise place them at a competitive disadvantage in relation to domestic companies. Any adverse change in economic conditions or government policies in China could have a material adverse effect on our overall economic growth and therefore have an adverse effect on our financial condition, results of operations, business or prospects.

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
     Although we have completed agreements with Jiawei and have begun construction of a planned 100 MW facility in Wuhan, China, we are subject to significant risk associated with expanding production in China requiring substantial management by our employees. Our wafer manufacturing facility in Wuhan or Jiawei’s cell and panel manufacturing facilities may take longer or cost more to complete than anticipated. Further, expansion beyond the first 100 MW facility may be dependent upon its initial successful execution, and funding from the Chinese government may be less than anticipated or may not be available at all, potentially requiring significantly more capital resources by us.
     As a result of the foregoing factors, our financial condition, results of operations, business or prospects may be materially adversely affected.
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
     In addition, future sales of substantial amounts of our currently outstanding common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sales, will have on the market price of our stock. As of December 31, 2009, we had:
•	207,809,919 shares of common stock outstanding;

•	4,095,724 shares of common stock underlying options outstanding at a weighted average exercise price of $4.20 per share;

•	1,520,843 shares of common stock available and reserved for future issuance or future grant under our Amended and Restated 2000 Stock Option and Incentive Plan;

•	117,312 shares of common stock available and reserved for future issuance or future grant under our Amended and Restated 2000 Employee Stock Purchase Plan; and

•	30,856,538 shares of common stock issuable upon the conversion of our outstanding senior convertible notes in the aggregate principal amount of $373.8 million at an initial conversion rate of approximately 82.56 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $12.11 per share).
     In connection with a multi-year polysilicon supply agreement and pursuant to a stockholders agreement, each of which we entered into with OCI Company Ltd., formerly DC Chemical Co., Ltd. (“OCI”), in April 2007, OCI owns 10,750,000 transfer restricted shares of our common stock. The restrictions on the stock will lapse upon the satisfaction of certain conditions related to OCI’s delivery of polysilicon under the supply agreement, at which time we will be obligated to file a registration statement pursuant to which such shares will become freely tradable. We currently expect OCI to satisfy this delivery obligation in early 2010.
Three stockholders own, or claim to own, a large portion of our outstanding voting power and may be able to influence significantly the outcome of any stockholder vote.
     OCI owns 15,698,125 shares of our common stock (which number includes 10,750,000 shares of transfer restricted common stock, which have full voting rights), Invesco Ltd. beneficially owns 11,767,441 shares of our common stock and BlackRock Inc. beneficially owns 11,066,121 shares of our common stock., representing respectively approximately 7.6%, 5.7% and 5.3% of our voting power outstanding as of February 12, 2010. Accordingly, these stockholders can significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The interests of these investors may differ from yours and they may vote in a way with which you disagree and which may be adverse to your interests. In addition, pursuant to the stockholders agreement we entered into with OCI, OCI has the right to purchase securities in future offerings we may make. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, and might ultimately affect the market price of our common stock.
The price of our common stock may fluctuate significantly, which could result in substantial losses for our stockholders and subject us to litigation.
     Our common stock is quoted on The Nasdaq Global Market. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by The Nasdaq Global Market, have ranged from $1.00 to $2.79 for the 52-week period from February 14, 2009 to February 12, 2010. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this risk factors section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The Nasdaq Global Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. In addition, some companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.
     Our quarterly revenue, operating results and market price of our common stock have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:

•	the size and timing of orders from distribution partners for shipments of our products;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our manufacturing technology;

•	our ability to establish and expand key distribution partners and supplier relationships;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to complete our Wuhan, China facility and other potential capacity expansions within budget and within the time frame that we expect;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

•	our ability to execute our cost reduction programs;

•	charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors;

•	the timing of adding the personnel necessary to execute our growth plan; and

•	the other risks and uncertainties described in “Risk Factors.”
     We anticipate that our operating expenses will continue to increase significantly, particularly as we develop our internal infrastructure to support our anticipated growth in China. If our product revenues in any quarter do not increase correspondingly, our net losses for that period will increase. Moreover, given that a significant portion of our operating expenses is largely fixed in nature and cannot be quickly reduced, if our product revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected. For these reasons, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and you should not rely on results of operations in any particular quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or public market analysts in any quarter, the market value of our common stock would likely decrease, and it could decrease rapidly and substantially.
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
ITEM 2. PROPERTIES.
     As of December 31, 2009, we own and occupy approximately 450,000 square feet of manufacturing and office space located on 23.11 acres of land leased in Devens, Massachusetts from a Massachusetts state agency for an annual rent of $1. We have an option to purchase this property on or before November 20, 2012 for a purchase price of $2.7 million or thereafter for the remainder of the initial 30-year term of the lease for the greater of $2.7 million or the fair market value of the property. In addition, we own and occupy approximately 31,000 square feet of manufacturing and office space in Midland, Michigan for our high temperature filament facility. We also lease approximately 85,000 square feet of office and warehouse space in Marlboro, Massachusetts, Berlin, Germany and Wuhan, China.
     Our leases expire on various dates between June 2010 and January 2014 other than our Devens land lease which continues until 2037 and can be extended to 2057. As of December 31, 2009, we were productively utilizing substantially all of the space in our Devens and our Midland facilities.
     We believe that our facilities and future plans to lease are suitable and adequate for our present needs; and we periodically evaluate whether additional facilities are necessary.
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
Noise Noncompliance Proceedings for our Devens Manufacturing Facility.
     In late-March 2009, initial complaints regarding noncompliance with applicable noise restrictions were made to the Devens Enterprise Commission, (or the DEC), the governmental authority that regulates development and zoning within the Devens Enterprise Zone where our Devens, Massachusetts manufacturing facility is located.
     After the issuance by the DEC of two noncompliance notices, initial efforts by us to remedy the noncompliance and various administrative proceedings, on July 14, 2009, the DEC adopted a Resolution which required us to attenuate certain noises being generated by the Devens facility in violation of the DEC’s noise regulations by September 2009.
     At this time, we believe we are operating in compliance with the DEC’s regulations but the DEC has extended the deadline for full compliance with the Resolution so that some testing of noise levels can be completed and certain other requirements from the Resolution can be addressed, including a worst scenario test to confirm that the facility will comply with the noise restrictions under all possible operating conditions, possible modifications to the facility to enable it to pass the worst case scenario test and the approval of and the installation of a long-term monitoring system. Our temporary certificate of occupancy for the facility has been extended until August 2010 and we expect to resolve these matters and obtain a permanent occupancy permit by then.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:
Market for Our Common Stock
     Our common stock is traded on the Nasdaq Global Market under the symbol “ESLR”. The following table sets forth for the calendar periods indicated, the high and low sales price of our common stock on the Nasdaq Global Market.

	High	Low
Year ended December 31, 2008
First Quarter	$18.62	$7.52
Second Quarter	$12.64	$8.08
Third Quarter	$10.63	$3.30
Fourth Quarter	$6.14	$1.89
Year ended December 31, 2009
First Quarter	$3.79	$1.00
Second Quarter	$2.96	$1.70
Third Quarter	$2.45	$1.57
Fourth Quarter	$1.86	$1.37
     On February 26, 2010, the last reported sale price for our common stock on the Nasdaq Global Market was $1.12 per share. As of February 26, 2010, there were 207,875,047 shares of our common stock outstanding held by approximately 518 holders of record.
Dividend Policy
     We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
     Information about our equity incentive plans can be found in Part III, Item 12 of this Annual Report on Form 10-K and in Note 11 and Note 19 to our consolidated financial statements contained within this Annual Report on Form 10-K.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our common stock against the cumulative total return of (i) the Hemscott Weighted Nasdaq Index (the “NASDAQ Market Index”) and (ii) an SIC Index that includes all organizations in the Hemscott Group 836 Code Index — Diversified Electronics (the “Hemscott Group Index”) for the five fiscal years beginning January 1, 2005 and ending December 31, 2009. The comparison assumes $100 was invested at the close of business on December 31, 2004, the last trading day before the beginning of our fifth preceding fiscal year, in our common stock and in each of the foregoing indices and assumes dividends, if any, were reinvested. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG EVERGREEN SOLAR, INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX (1)(2)
ASSUMES $100 INVESTED ON JAN. 01, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Evergreen Solar, Inc.	$100.00	$243.71	$173.23	$395.19	$73.00	$34.55
HemScott Group Index	$100.00	$98.75	$107.49	$133.60	$63.30	$86.21
NASDAQ Market Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56

(1)	This Stock Performance Graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Information used to prepare this Stock Performance Graph was obtained from Hemscott, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA.
     You should read the data set forth below in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2007, 2008, and 2009 and the balance sheet data at December 31, 2008 and 2009 have been derived from our audited financial statements which appear elsewhere in this filing. The statement of operations data presented below for the years ended December 31, 2005 and 2006, and the balance sheet data at December 31, 2005, 2006 and 2007 have been derived from our audited financial statements, which are not included in this filing. As of December 31, 2005 we owned 64% of Sovello. On December 19, 2006 we reduced our interest to one-third. As a result of our reduction in ownership to one-third, effective December 20, 2006, we account for our ownership interest in Sovello using the equity method of accounting. Under the equity method of accounting, we report our one-third share of Sovello’s net income or loss as a single line item in our income statement and our investment in Sovello as a single line item on our balance sheet. Prior to December 20, 2006, we consolidated Sovello’s results of operations into our results of operations. Therefore, our results of operations from prior periods are not comparable with our results of operations since December 20, 2006. Under our sales agreement with Sovello, until December 31, 2008 we marketed and sold all solar panels manufactured by Sovello under the Evergreen Solar brand, as well as managed customer relationships and contracts related to those sales for which we receive fees. We do not report product revenue or cost of revenue for the sale of Sovello manufactured panels. We also receive royalty payments pursuant to our technology license agreement with Sovello.
     Effective January 1, 2009 we adopted the new guidance included in the Consolidation and Debt Conversion and Other topics of the FASB codification. The impact of these accounting standards, which required retrospective application, is included in the table below.

	Year Ended December 31,
	2005	2006	2007	2008	2009
STATEMENT OF OPERATIONS DATA:
Revenues:
Product	$43,627	$102,252	$58,334	$95,245	$267,112
Royalty and fee	—	—	11,532	16,714	4,736

Total Revenues	43,627	102,252	69,866	111,959	271,848
Cost of revenues	39,954	90,310	52,838	93,073	253,484

Gross profit	3,673	11,942	17,028	18,886	18,364

Operating Expenses:
Research and development	10,622	18,390	20,594	22,039	18,058
Selling, general and administrative	12,708	21,890	20,608	23,868	26,260
Write-off of loan receivable from silicon supplier	—	—	—	—	43,882
Equipment write-offs	—	1,526	—	8,034	6,008
Facility start-up	—	—	1,404	30,623	10,107
Restructuring charges	—	—	—	30,413	11,940

Total operating expenses	23,330	41,806	42,606	114,977	116,255

Operating loss	(19,657)	(29,864)	(25,578)	(96,091)	(97,891)
Other income (expense), net	1,146	1,851	6,806	249	(19,602)

Loss before noncontrolling interest, equity income (loss) and impairment of investment	(18,511)	(28,013)	(18,772)	(95,842)	(117,493)
Equity income (loss) from interest in Sovello AG	—	495	2,170	8,435	(29,748)
Impairment and other charges associated with equity investment in Sovello AG	—	—	—	—	(126,057)
Income tax benefit	—	—	—	—	(8,090)

Net loss including noncontrolling interest	(18,511)	(27,518)	(16,602)	(87,407)	(265,208)
Net loss attributable to noncontrolling interest	1,195	849	—	—	—

Net loss attributable to Evergreen Solar, Inc.	$(17,316)	$(26,669)	$(16,602)	$(87,407)	$(265,208)

Net loss per share attributable to Evergreen Solar, Inc. (basic and diluted)	$(0.29)	$(0.41)	$(0.19)	$(0.67)	$(1.41)
Weighted average shares used in computing basic and diluted net loss per share	59,631	65,662	86,799	130,675	187,777

	As of December 31,
	2005	2006	2007	2008	2009
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities *	$116,207	$49,421	$140,703	$177,509	$112,368
Investment in and advances to Sovello AG	—	70,460	87,894	115,553	—
Working capital	124,404	57,590	112,228	158,753	172,234
Total assets	228,959	207,251	553,255	1,004,907	824,309
Subordinated convertible notes	90,000	90,000	90,000	—	—
Senior convertible notes, net of discount	—	—	—	311,531	323,276
Total stockholders’ equity	98,673	92,847	393,293	583,083	395,643

*	Includes restricted cash at December 31, 2007

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE OVERVIEW
     We develop, manufacture and market String Ribbon™ solar panels utilizing our proprietary wafer manufacturing technology. Our technology involves a unique process to produce multi-crystalline silicon wafers by growing thin strips of silicon that are then cut into wafers. This process substantially reduces the amount of silicon and other processing costs required to produce a wafer when compared to conventional sawing processes. Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. With current silicon consumption of about 3.9 grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately half the silicon used by wafer manufacturers utilizing conventional sawing processes. The wafers we produce are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies offer significant cost and manufacturing advantages over competing silicon-based wafer manufacturing technologies.
     Our revenues today are primarily derived from the sale of solar panels. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products primarily include on-grid generation, in which supplemental electricity is provided to an electric utility grid. Our products are currently sold to customers primarily in Europe and the United States. As of December 31, 2009, we had approximately 830 megawatts (“MW”) of backlog remaining under our existing long-term contracts with deliveries scheduled through 2013. Our sales contracts allow for our customers to request price changes based upon current market conditions, and we may have to amend contracts for volumes or pricing, as we did during 2009, in order to remain competitive in the marketplace in the future.
     Our wafer manufacturing technology is proven. Large-scale commercial application of our technology, using furnaces that grow two thin strips of multi-crystalline silicon, began in 2005 with the opening of Sovello AG (formally EverQ GmbH), our joint venture with Renewable Energy Corporation ASA (REC) and Q-Cells SE (Q-Cells). Since its opening, Sovello has produced and shipped over 200 MW of product using our wafer technology.
     Through on-going research and design efforts and process changes, we continuously improve our wafer manufacturing technology and our ability to manufacture multi-crystalline silicon wafers. Our manufacturing facility in Devens, Massachusetts uses our Quad wafer furnace equipment, which grows four thin strips of multi-crystalline silicon from one furnace and incorporates a state of the art automated laser cutting technology that further improves our wafer manufacturing process. To date, we have produced and shipped approximately 113 MW of product from our Devens facility.
     Our Devens facility has continuously met its key operation goals of rapid sequential production increases and significantly reduced manufacturing costs since opening in mid-2008. Our wafer cost at Devens for the fourth quarter 2009 was about $0.69 per watt which we believe is among the lowest in the industry, even at the relatively small volumes currently produced at our Devens facility and silicon cost at about $90 per kilogram, proving our competitive advantage in wafer manufacturing.
     Our total panel cost was about $2.05 per watt in the fourth quarter 2009, down from $3.19 in the first quarter of the year. However, solar panel prices have fallen precipitously since mid-2008 making it very difficult for manufacturers located in high-cost regions to remain price competitive. Therefore, we are accelerating our strategic initiative of focusing on our unique wafer manufacturing technology and will begin to transition our Devens-based panel assembly to China beginning later in 2010. We expect that by moving panel assembly to China we will be able to substantially reduce manufacturing costs. We expect the transition of panel assembly to China will take approximately 12 to 18 months to complete, and that panel production, whether produced at Devens or in China using cells produced at Devens, will be at least 35 MW each quarter.
     After the transition is complete we will continue to produce wafers and cells at Devens and may increase capacity if market demand warrants. If long-term demand for panels manufactured in the US significantly increases, we will be well positioned to quickly reintroduce panel assembly at Devens. We estimate we will incur non-cash charges of approximately $40 million associated with the accelerated depreciation of panel assembly equipment, which is expected to be recognized ratably through mid-2011 beginning with the fourth quarter of 2009 and cash charges, principally compensation costs of about $3 million in 2011.
     As part of our strategy of long-term growth and focusing on our core wafer manufacturing technology, on July 30, 2009, we announced that we had finalized agreements with Jiawei Solarchina Co., Ltd., and Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) to expand our manufacturing operations into China. Under these agreements:
•	We will manufacture String Ribbon wafers using our state-of-the-art Quad furnaces at a leased facility being built by Jiawei in Wuhan, China on Jiawei’s campus.

•	Jiawei will convert the String Ribbon wafers into Evergreen Solar-branded panels on a contract manufacturing basis.

•	We will reimburse Jiawei for its cell and panel conversion costs, plus a contract manufacturing fee. The actual price paid to Jiawei will be negotiated annually.

•	Evergreen Solar has invested $17 million in cash and equipment in the Wuhan wafer manufacturing operation to date. HSTIC has provided us $33 million of 7.5% financing, which we must repay no later than July 2014. Jiawei will make a similar investment for its cell and panel operations with the support of HSTIC.

•	Initial capacity is expected to be approximately 100 MW. Factory construction has begun and the parties expect that wafer, cell and panel production will begin in mid-2010.

•	The parties intend to expand production capacity of their respective manufacturing operations to approximately 500 MW by 2012, the timing and extent of any potential expansion will be determined in 2010.
     Total cost estimated for the initial 100 MW wafer manufacturing facility is expected to be approximately $55 to $60 million, the majority of which is for quad wafer furnaces. As the first phase of our investment in China reaches 20 to 25 MW of capacity per quarter in early 2011, we expect to initially produce a wafer for about $0.40 per watt, and with Jiawei’s low cost cell and panel manufacturing capabilities, a panel for about $1.25 per watt. As we continue to advance the technology, make improvements in factory operations and add scale, we expect that we will be producing Evergreen-branded solar panels for no more than $1.00 per watt by the end of 2012, including an “all in” wafer cost of about $0.30 per watt.
     On December 29, 2008, as part of ongoing efforts to lower overhead costs and reduce overall cash requirements, we committed to a plan to cease operations at our pilot manufacturing facility in Marlboro, Massachusetts. Production at the facility ceased on December 31, 2008. As a result of the cessation of manufacturing in Marlboro, during 2008 we recorded restructuring costs, principally non-cash charges, of approximately $30.4 million associated with the write-off of manufacturing and development equipment, inventory and leasehold improvements of the Marlboro pilot facility. As exhibited by Devens’ financial performance in 2009, closing the Marlboro pilot manufacturing facility and better utilizing existing equipment and facilities at our research and development center and at our Devens manufacturing facility has resulted in lower overhead costs and reduced overall cash requirements.
     At December 31, 2009, we had approximately $112.4 million of cash and cash equivalents, which includes approximately $33 million received from HSTIC as part of its funding obligation for our Wuhan, China factory expansion. Through 2010, our major cash requirements are expected to be approximately $97 million, comprised of:
•	Capital required for our Wuhan, China expansion of about $50 million;

•	Final acceptance payments on equipment for Devens of about $7 million;

•	First phase of our Midland filament factory of about $3 million;

•	Sustaining capital of about $7 million;

•	Estimated payments for Sovello matters of about $15 million; and

•	Debt service of about $15 million.
     We have sales contracts for approximately 100 MW of product to be manufactured at our Devens facility for delivery during 2010. Our sales plan assumes there should be sufficient market demand to sell the expected Devens manufacturing capacity at continually declining selling prices. We will moderate our production levels depending on changes in market demands during the year.
     We believe that our business plan will provide sufficient liquidity to fund our planned capital programs, our share of any potential funding requirements related to our investment in Sovello and our operating needs for at least the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by expanding competition, especially from China, and the possible excess capacity, we are exposed to additional particular risks and uncertainties including, but not limited to:
•	the need to maintain the Devens facility at a minimum of 75% capacity, or 30 MW per quarter, and stabilization of panel pricing at about $2.00 per watt, with sales made to creditworthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to transition panel assembly to China resulting in continued higher costs that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros;

•	the ability of Jiawei to execute against its plans to meet our required timetables; and

•	increased funding requirements for Sovello to potentially address the loss of any prior or expected government grant funding for Sovello (see Note 5 of our consolidated financial statements).
     Although our current business plan indicates we have adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. Our plan with regard to this uncertainty includes, among other actions:
•	continually monitoring our operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant;

•	if conditions allow, possibly accessing the capital markets to meet liquidity and capital expenditure requirements; and

•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement as was required under our previous line of credit, supported by the expected significant increase in our accounts receivable, inventory and overall working capital and possibly hedging a portion of our exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse impacts; but there can be no assurance that hedges can be put in place at terms acceptable to us or that such hedging activities will be effective.

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
Accounting for Sovello AG
     We own a one-third interest in Sovello AG (“Sovello”) and therefore apply the equity method of accounting for our share of Sovello’s operating results in accordance with the Investments topic of the FASB codification. Under the equity method of accounting, we report our one-third share of Sovello’s net income or loss as a single line item in our statement of operations (see Note 5 of our consolidated financial statements for further information). Our investment in and advances to Sovello are reported as a single line item in our balance sheet. We regularly monitor the performance of Sovello and, utilizing several factors, assess the need to record an impairment of the carrying value of our aggregate investment when the impairment is determined to be other than temporary in nature. The process of assessing whether our investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider Sovello’s cash position, projected cash flows, financing needs, comparable market data, the current investing environment, management changes and competition. Based on our evaluation, we recorded an impairment charge of approximately $126.1 million related to our aggregate investment in Sovello during the year ended December 31, 2009 as a result of the deterioration in Sovello’s operations, their difficulties in renegotiating their bank financing, and on-going deterioration in world-wide pricing for their products. In making this assessment, we considered a range of scenarios including Sovello’s ability to continue as a going concern, future projections of volumes and selling prices, and enterprise value multiples of comparable entities.
     Until December 31, 2008, we marketed and sold all solar panels manufactured by Sovello under the Evergreen Solar brand, and managed customer relationships and contracts related to the sale of Sovello manufactured product. We received selling fees from Sovello and did not report gross revenue or cost of goods sold resulting from the sale of Sovello’s solar panels. In addition, we receive royalty payments for our ongoing technology license to Sovello. Combined, the sales and marketing fee and royalties earned totaled approximately $11.5 million, $16.7 million and $4.7 million for the years ended December 31, 2007, 2008 and 2009, respectively. For 2009, we, Q-Cells and REC, our one-third partners in the Sovello joint venture, agreed to have Sovello begin marketing and selling its products under its own brand. With its independent sales and marketing team now in place, our involvement in marketing and selling Sovello product will cease. In light of the sales transition, our selling fee for Sovello product sold under the Evergreen Solar brand was reduced to 0.5% for 2009 from 1.6% in 2008 and is expected to be eliminated for 2010.
     For the years ended December 31, 2007, 2008 and 2009, we recorded approximately $1.9 million, $384,000 and $17,000, respectively, for reimbursement of research and development costs, and other support costs from Sovello. Income statement classification of the research and development reimbursement payments depends on how we are reimbursed. The best efforts arrangement we maintain with Sovello allows for the reimbursement to offset expenses whereas a specific performance arrangement would require us to record both revenue and an offsetting cost of revenue. These reimbursements are therefore shown as a reduction of our expenses.
Revenue Recognition and Allowance for Doubtful Accounts
     We recognize product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell our products to end users throughout the world. We have not offered rights to return our products other than for normal warranty conditions. For new customers requesting credit, we evaluate creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. However, many of our new customers are start-up companies and do not have long credit histories. For existing customers, we evaluate creditworthiness based on payment history and any known changes in their financial condition. Royalty and fee revenue are recognized at contractual rates upon shipment of product by Sovello. Product revenues represented 83%, 85% and 98% of total revenues for the years ended December 31, 2007, 2008 and 2009, respectively. International product sales accounted for approximately 18%, 42% and 74% of total product revenues for the years ended December 31, 2007, 2008 and 2009, respectively.
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, such that their ability to make payments was impaired, additional allowances could be required.
Warranty
     Our current standard product warranty includes a five-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance which are standard in the solar industry. When we recognize revenue, we accrue a liability for the estimated future costs of meeting our warranty obligations, our levels of which are consistent with industry ranges. We make and revise this estimate based on the number of solar panels shipped and our historical experience with warranty claims. During 2008, we re-evaluated potential warranty exposure as a result of the substantial increase in production volumes at our Devens, Massachusetts manufacturing facility. As such, we increased our estimated future warranty costs to approximately $2.4 million as of December 31, 2009.
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
Stock-based Compensation
     We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost in our operating results over the period during which the employee is required to provide service in exchange for the award, usually the vesting period, in accordance with the provisions of the Stock Compensation topic of the FASB codification. Total equity compensation expense recognized during the years ended December 31, 2007, 2008 and 2009 was approximately $6.4 million, $7.2 million, and $6.7 million, respectively. For grants of restricted stock and restricted stock units, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. For grants of stock options we estimate the fair value using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term and the annual dividend yield.
     During 2006 and 2007, we granted 800,000 shares and 900,000 shares, respectively, of performance-based restricted stock, all of which immediately vest upon the achievement of specific financial performance targets prior to 2011 and 2012, respectively. Of the 1.7 million shares granted, 400,000 shares have since been cancelled due to employee terminations. We have assumed that none of these performance-based awards will vest and accordingly have not provided for compensation expense associated with the awards. We periodically evaluate the likelihood of reaching the performance requirements and will be required to recognize compensation expense of approximately $15.1 million associated with these performance-based awards if such awards should vest.
     See Note 11 of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses.
Inventory
     Inventory is valued at the lower of cost or market determined on a first-in, first-out basis. Certain factors may impact the net realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. Estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizable value. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We consider lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods. In addition, we have made non-refundable prepayments under several of our multi-year polysilicon supply agreements which are presented on the balance sheet in Prepaid Cost of Inventory. These prepayments will be amortized as an additional cost of inventory as we receive and utilize the silicon. The prepayments are classified as short-term based upon the value of silicon contracted to be delivered during the next twelve months. We carry these prepayments on our balance sheet at cost and periodically evaluate the vendor’s ability to fulfill its obligations under the terms of the silicon contract.
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
Results of Operations
Description of Our Revenues, Costs and Expenses
     Revenues. Our total revenues consist of revenues from the sale of products, royalty revenue associated with our ongoing technology agreement with Sovello, and fees from Sovello for our marketing and selling activities associated with sales of product manufactured by Sovello under the Evergreen Solar brand. Product revenues consist of revenues primarily from the sale of solar panels. Product revenues represented 83%, 85% and 98% of total revenues in 2007, 2008 and 2009, respectively. International product sales accounted for approximately 18%, 42% and 74% of total product revenues for the years ended December 31, 2007, 2008 and 2009, respectively.
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
     Facility start-up. Facility start-up expenses consist primarily of salaries and personnel-related costs and the cost of operating a new facility before it has been qualified for full production. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant expansion program, to the extent we cannot capitalize these expenditures. We expect to incur significant facility start-up expenses as we continue to plan and qualify new facilities.
     Restructuring charges. Restructuring charges consist of costs associated with the closure of our Marlboro pilot manufacturing facility on December 31, 2008 and the transition of our panel assembly operation to China. The charges primarily include severance costs, the write-off of manufacturing equipment, leasehold improvements and inventory, the cost of moving equipment out of the facility, occupancy expenses and accelerated depreciation expenses.
     Other income (expense), net. Other income (expense) consists of interest income primarily from interest earned on the holding of short-term marketable securities and outstanding loans, finance charges associated with late customer payments, bond premium amortization (or discount accretion), interest expense on outstanding debt, and net foreign exchange gains and losses.

     Equity income (loss) from interest in Sovello AG and impairment of investment. We account for our one-third share of Sovello’s operating results under the equity method of accounting, which requires us to record our one-third share of Sovello’s net income or loss as one line item in our consolidated statement of operations. We also account for any impairment of the carrying value of our aggregate investment, including advances, when the impairment is determined to be other than temporary in nature.
COMPARISON OF YEARS ENDED DECEMBER 31, 2009 AND 2008
     Revenues. Our product revenues for the year ended December 31, 2009 increased 180% to $267.1 million from $95.2 million for the year-ended December 31, 2008. This increase in product revenues resulted from increased sales volume which was generated from our new Devens facility which began shipping product in the third quarter of 2008. Product revenue for most of 2008 was generated from our now closed Marlboro facility. During the year ended December 31, 2009 we shipped approximately 103.7 MW compared to 26.4 MW for the year ended December 31, 2008. This increase in volume was offset by lower selling prices which have declined, on average, by approximately 28% from 2008 as a result of continued pricing pressures in the market place in addition to a stronger U.S. dollar during 2009. In addition, we believe that 2009 sales were negatively impacted by the credit constraints that began with the 2008 worldwide economic downturn. Royalty revenue and marketing and selling fees earned from Sovello for the year ended December 31, 2009 were $4.7 million, a decrease of 72% or $12.0 million from $16.7 million for the year ended December 31, 2008. The decrease in royalty revenue and marketing and selling fees from Sovello was due mainly to substantially lower sales volume at Sovello which was down approximately 49%. In addition, we did not recognize royalty revenue during the fourth quarter of 2009 as a result of our impairment of our investment in Sovello, and we do not expect to recognize royalty revenue from Sovello in the foreseeable future.
     International product revenues accounted for 74% and 42% of total product revenues for the years ended December 31, 2009 and 2008, respectively. The increase in our capacity, driven by the completion of our Devens facility, has allowed us to continually adjust our distribution strategy as the markets for solar energy rapidly develop and change.
     The following table summarizes the concentration of our product revenues by geography and customer:

	2008	2009
By geography:
United States	58%	26%
Germany	28%	52%
All other	14%	22%

	100%	100%

By customer:
IBC Solar AG	4%	17%
Ralos Vertriebs GmbH	15%	15%
Wagner & Co. Solartechnik GmbH	1%	14%
SunPower Corporation	31%	—
All other	49%	54%

	100%	100%

     Cost of product revenues and gross margin. Our cost of product revenues for the year ended December 31, 2009 was approximately $253.5 million, an increase of approximately $160.4 million, from $93.1 million for the year ended December 31, 2008. Gross margin for the year ended December 31, 2009 was 6.8% as compared to 16.9% for the year ended December 31, 2008. The decrease in gross margin primarily resulted from the significant decline in average selling prices that began during the early part of 2009. To a lesser extent, gross margins were negatively impacted by higher costs associated with initial production at our Devens facility, the level of fixed costs in relation to our sales volumes as we ramped capacity at Devens during 2009, and lower royalty and selling fees from Sovello. The higher initial production costs experienced at our Devens facility resulted from inefficiencies we anticipated during the early stages of our significant capacity expansion. We do not expect substantial improvements in gross margin until our Wuhan, China facility reaches meaningful production levels and we complete the transition of Devens panel assembly to China, both of which are expected to begin during 2010.
     Research and development expenses. Our research and development expenses for the year ended December 31, 2009 were approximately $18.1 million a decrease of approximately $4.0 million, or 18%, from $22.0 million for the year ended December 31, 2008. The decrease is primarily attributable to lower depreciation expense of approximately $1.9 million resulting from the write-off of research and development equipment in December 2008 that supported now-obsolete technologies, lower allocated manufacturing support costs of approximately $1.1 million, lower professional fees of approximately $286,000 and lower travel costs of approximately $112,000.
     Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2009 were approximately $26.3 million, an increase of $2.4 million, or 10%, from $23.9 million for the year ended December 31, 2008. In general, our selling, general and administrative costs have increased as a result of our overall expansion of operations. These increases were primarily attributable to increased compensation and related costs of approximately $928,000 associated with additional personnel, higher incentive compensation accruals and the inclusion of Devens related general and administrative support personnel which in the prior year were partially classified within facility start-up costs. These compensation increases were partially offset by an organization wide salary reduction which was effective during the second and third quarters of 2009. In addition, we incurred higher trade show and customer support costs of approximately $421,000, including sales commissions associated with higher commissionable sales, increased information technology costs of approximately $597,000 to support the growth of our operations, higher insurance costs of $380,000 associated with our expanded facilities and workforce, increased depreciation of $225,000 related to additional equipment needed to support additional personnel, and higher legal costs of $188,000 in support of our on-going operations. These increases were partially offset by lower travel related costs of $198,000.
     Write-off of loan receivable from silicon supplier. During December 2007, we entered into a multi-year silicon supply agreement with Silicium De Provence (“Silpro”) which provided the general terms and conditions pursuant to which Silpro would supply us with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with this supply agreement, we loaned Silpro 30 million Euros, which was scheduled to be repaid in the first quarter of 2013. The loan carried an interest rate of 3.0% compounded annually. In April 2009 as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the loan receivable and the related interest from Silpro will not be repaid; and we recognized a non-cash charge of $43.9 million. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure further financing.
     Equipment write-offs. In our continuing efforts to streamline our operations, we incurred charges of approximately $6.0 million during the year ended December 31, 2009 as a result of the write-off of certain Devens equipment in addition to development equipment that was discontinued in the fourth quarter.
     Facility start-up. In preparing for the operations of our Devens, Massachusetts, Midland, Michigan and Wuhan, China facilities we incurred costs during the year ended December 31, 2009 of approximately $10.1 million, a decrease of $20.5 million from $30.6 million in 2008. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, utilities and miscellaneous other costs associated with preparing and qualifying these facilities for production. Construction of the facility in Devens began in September 2007, and the first solar panels were produced in the third quarter of 2008. Construction of the facility in Midland began during the third quarter of 2008 with the first production runs beginning in the fourth quarter of 2009. Planning for our facility in China, which is expected to be operational during mid-2010, began during the second quarter of 2009.

     Restructuring charges. We recorded a charge to continuing operations of approximately $11.9 million for the year ended December 31, 2009. A substantial portion of these charges relate to the acceleration of our strategic initiative to focus on our unique wafer manufacturing technology and transition our Devens based panel assembly to China as was approved in the fourth quarter of 2009. We expect to reduce manufacturing costs associated with panel assembly once the transition is completed. The charges associated with beginning this transition were comprised primarily of accelerated depreciation. In addition to the charges for panel assembly, we incurred on-going costs, including rent, depreciation, utilities, supplies and professional fees associated with closing our Marlboro, Massachusetts pilot manufacturing facility in December 2008, part of our ongoing efforts to lower overhead costs and reduce overall cash requirements. We expect we will continue to incur occupancy and moving costs through the expiration of the lease in mid-2010 and incur location restoration costs. For the year ended December 31, 2008 we recorded a charge to continuing operations, principally non-cash, of approximately $30.4 million associated with closing Marlboro. Nearly all of the Marlboro pilot manufacturing facility employees transferred to the Devens manufacturing facility to fill open positions associated with its second phase. The charges we recorded were comprised primarily of leasehold improvements and other related building costs of $5.4 million, equipment of approximately $20.9 million, inventory and spare parts of $3.9 million, and salaries and personal related costs associated with severance of approximately $0.2 million.
     Other income (expense) net. Other net expense of $19.6 million for the year ended December 31, 2009 was comprised of approximately $4.7 million in interest income and approximately $2.7 million of net foreign exchange gains, offset by approximately $27.0 million in interest expense. Other income, net, of $249,000 for the year ended December 31, 2008 was comprised of approximately $4.1 million of net foreign exchange losses and approximately $8.4 million in interest expense, offset by approximately $12.7 million in interest income. The increase in net foreign exchange gains was due to the mark-to-market adjustment on our Euro denominated loan to a silicon supplier during the first quarter 2009 in addition to the timing of our Euro denominated transactions. The decrease in interest income is attributable to lower interest rates in addition to our lower average cash balances that resulted from our use of cash for the construction of the Devens and Midland facilities, and our operational requirements driven by the growth of our business. The higher interest expense is attributable to our higher convertible debt obligations which increased by approximately $284 million during the third quarter of 2008 and lower capitalized interest costs that resulted from the substantial completion of the Devens facility. This increase was partially offset by a slightly lower interest coupon rate on the new borrowings. In addition to our convertible debt, we incurred interest expense on the loan advances we received from HSTIC during the third and fourth quarters of 2009 associated with our expansion into China.
     Equity income (loss) from interest in Sovello AG and impairment of investment. The equity loss from our interest in Sovello for the year ended December 31, 2009, excluding the impairment charge, was approximately $29.7 million compared to equity income of $8.4 million, net of withholding taxes, for the year ended December 31, 2008. The decrease in Sovello’s operating results was primarily due to the substantial decrease in its sales volume. In addition, for the year ended December 31, 2009 we recorded an impairment charge of approximately $126.1 million related to our aggregate investment in Sovello, including advances, as a result of the significant deterioration in Sovello’s operations, due in part to the on-going deterioration in world-wide pricing for their products, and their continued difficulties in renegotiating their bank financing.
     During the year ended December 31, 2009 we recorded an $8.1 million income tax benefit in our statement of operations as a result of the impairment charge recorded against the book basis of our investment in Sovello. This income tax benefit arose from the reversal of a previously recorded deferred income tax liability.
     Net loss. As a result of the foregoing, our net loss was $265.2 million for the year ended December 31, 2009 ($1.41 net loss per share, basic and diluted) compared to a net loss of $87.4 million for the year ended December 31, 2008 ($0.67 net loss per share, basic and diluted).
COMPARISON OF YEARS ENDED DECEMBER 31, 2008 AND 2007
     Revenues. Our product revenues for the year ended December 31, 2008 were $95.2 million, an increase of 63% or $36.9 million from $58.3 million for the year ended December 31, 2007. This increase in product revenues resulted from an increase in sales volume of 61% which was generated from our new Devens facility which began shipping product late in the third quarter. To a lesser extent, product revenues benefited from higher average selling prices of approximately 2% that primarily resulted from a geographic shift in sales to Europe. Royalty revenue and marketing and selling fees from Sovello for the year ended December 31, 2008 were $16.7 million, an increase of 45% or $5.2 million from $11.5 million for the year ended December 31, 2007. The increase in royalty revenue and marketing and selling fees from Sovello was mainly due to the increased sales volume at Sovello which started production at its second facility in the second quarter of 2007.
     International product revenues accounted for 42% and 18% of total product revenues for the years ended December 31, 2008 and 2007, respectively. Throughout most of 2007 orders were largely fulfilled based upon geography. More than half of the product produced at Sovello was distributed to customers in Europe and the majority of the product produced at our Marlboro facility was distributed to customers in the United States which allowed us to efficiently manage worldwide distribution of product. However, during 2008 approximately 40% of our product shipments were to Europe in order to respond to specific customer demand. As we increase our own capacity with the completion of our Devens facility, we expect that we will continually adjust our distribution strategy as markets for solar energy rapidly develop and change.
     The following table summarizes the concentration of our product revenues by geography and customer:

	2007	2008
By geography:
United States	82%	58%
Germany	7%	28%
All other	11%	14%

	100%	100%

By customer:
SunPower Corporation	31%	31%
Ralos Vertriebs GmbH	1%	15%
SunEdison	14%	2%
groSolar	12%	4%
All other	42%	48%

	100%	100%

     Cost of product revenues and gross margin. Our cost of product revenues for the year ended December 31, 2008 was $93.1 million, an increase of approximately $40.2 million, or 76%, from $52.8 million for the year ended December 31, 2008. Gross margin for the year ended December 31, 2008 was 16.9% as compared to 24.4% for the year ended December 31, 2007. The decrease in gross margin primarily resulted from higher costs associated with the initial production at our new Devens facility and lower support costs allocated to research and development supporting pilot programs. These higher costs were offset by higher royalty and selling fees associated with the increase in Sovello’s sales volume, higher silicon scrap sales and the increase in the volume of our product sales. These higher initial production costs are temporary and resulted from inefficiencies we anticipated during the initial stages of our significant capacity expansion. We do anticipate that gross margins will improve as the Devens facility continues to increase its output and expects to reach its full production capacity during the second half of 2009; and selling prices remain relatively stable.
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
     Restructuring charges. We recorded a charge to continuing operations, principally non-cash, of approximately $30.4 million for the year ended December 31, 2008. These charges were incurred in conjunction with the closing of our Marlboro, Massachusetts pilot manufacturing facility on December 31, 2008, part of our ongoing efforts to lower overhead costs and reduce overall cash requirements. Virtually all of the Marlboro pilot manufacturing facility employees have transferred to the Devens manufacturing facility to fill open positions associated with its second phase. Advanced manufacturing piloting activities are now performed at our Devens manufacturing facility. The charges we recorded were comprised primarily of leasehold improvements and other related building costs of $5.4 million, equipment of approximately $20.9 million, inventory and spare parts of $3.9 million, and salaries and personal related costs associated with severance of approximately $0.2 million.
     Other income (expense) net. Other income, net of $249,000 for the year ended December 31, 2008 comprised $12.7 million in interest income, offset by $4.1 million of net foreign exchange losses, and $8.4 million in interest expense. Other income, net of $6.8 million for the year ended December 31, 2007 comprised of $444,000 net foreign exchange gains, $9.8 million in interest income, and $3.4 million in interest expense. The increase in net foreign exchange losses was due to the timing of our Euro denominated transactions in addition to the mark-to-market adjustment on our Euro denominated loan to a silicon supplier. The increase in interest income is attributable to our higher average cash balance that resulted from the cash raised from our equity offering in the first quarter of 2008 and the senior convertible notes offering during the third quarter of 2008, in addition to interest earned on our loans receivable. The higher interest expense is attributable to our higher debt obligations which increased by approximately $284 million associated with our new borrowings to support our capacity expansion plans offset by a slightly lower interest rate on the new borrowings and higher capitalized interest costs resulting primarily from the on-going construction of our Devens facility and our new facility in Midland, Michigan.
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

     Net loss. As a result of the foregoing, net loss was $87.4 million for the year ended December 31, 2008 ($0.67 net loss per share, basic and diluted) compared to a net loss of $16.6 million for the year ended December 31, 2007 ($0.19 net loss per share, basic and diluted).
LIQUIDITY AND CAPITAL RESOURCES
     We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues; and beginning in 2007, fees from Sovello for our marketing and sale of Sovello panels and royalty payments for our technology contribution to Sovello. At December 31, 2009, we had working capital of $172.2 million, including cash and cash equivalents of $112.4 million.
     Net cash used in operating activities was $12.0 million, $65.9 million and $37.1 million for the years ended December 31, 2007, 2008 and 2009, respectively. The use of cash from operating activities for the year ended December 31, 2009 was primarily due to increases in accounts receivable of approximately $19.2 million associated with the increase in our sales volume in addition to slightly longer customer payment cycles, an increase in inventory of $13.5 million including the prepaid cost of inventory as we ramped up capacity at Devens during 2009, a reduction in accounts payable and accrued expense of $22.0 million due to timing of payments including amounts related to Sovello. These uses were offset by the positive cash flow recognized from our operations of approximately $10.1 million, prior to adjusting for changes in operating assets and liabilities, and an increase in our interest payable of approximately $6.3 million. Net cash used in operating activities in the year ended December 31, 2008 was due primarily to losses from our operations of $27.8 million, net of non-cash charges, increases in inventory levels of $15.4 million as we began to scale Devens, increases in prepaid cost of inventory of $43.0 million which was mainly the result of nonrefundable payments required under our silicon supply agreements, and increases in our accounts receivable of approximately $26.2 million associated with our increase in revenue. These uses were offset by the receipt of $19.9 million of grants, an increase in accounts payable and accrued expenses of $15.9 million due to the timing of payments, and a decrease in other current assets of $9.3 million, the majority of which relates to the refund of VAT taxes. The use of cash for operating activities in the year ended December 31, 2007 was due primarily to losses from our operations of $5.7 million, net of non-cash charges, increases in inventory levels of $3.3 million, primarily silicon, in addition to prepaid cost of inventory of $23.1 million associated with new silicon supply agreements, and increases in other current assets, primarily VAT receivables. These uses were offset by reductions in accounts receivable of approximately $11.0 million associated with customer payments, and increases in accounts payable and accrued expenses of $18.5 million.
     Net cash used in investing activities was $140.5 million, $355.4 million and $57.2 million for the years ended December 31, 2007, 2008 and 2009, respectively. The net cash used in investing activities for the year ended December 31, 2009 was due to expenditures of approximately $110.8 million, most of which is associated with the construction of our Devens, Massachusetts, Midland, Michigan and Wuhan, China manufacturing facilities. Additional advances to Sovello totaled $20.7 million which were made with REC and Q-Cells, our Sovello joint venture partners. In addition, payments of approximately $2.9 million were made to cash collateralize various letters of credit. These uses were offset by the proceeds from the sale and maturity of marketable securities of $76.7 million. As of December 31, 2009, our outstanding commitments for capital expenditures were approximately $14.7 million. The net cash used in investing activities in each of the years ended December 31, 2007 and 2008 was primarily for purchases of equipment and marketable securities, in addition to the construction of our manufacturing facility in Devens, Massachusetts most of which occurred in 2008. These use of funds were offset by proceeds from the sale and maturity of marketable securities. In addition, during the year ended December 31, 2008 two loans totaling $23.8 million were advanced to Sovello in conjunction with a shareholder agreement entered into with them along with REC and Q-cells. As part of our silicon supply agreement with Silpro we provided a loan to them of Euro 30 million. The first installment of approximately $21.9 million was advanced to them at the end of 2007 and the second installment of $22.2 million advanced to them during 2008, all of which has since been written off (see Write-off of loan receivable from silicon supplier). Also, during the year ended December 31, 2007, we deposited approximately $41.0 million with Deutsche Bank associated with the guarantee of a Sovello loan. The restriction on the deposit, which was reported as restricted cash on our December 31, 2007 balance sheet, was released in 2008.

     Capital expenditures were $50.7 million, $345.3 million and $110.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. The 2007 and 2008 expenditures were primarily for facility improvements and equipment for our Marlboro manufacturing facility in addition to expenditures for the construction of our new Devens, Massachusetts manufacturing facility which will ultimately increase our production capacity in Massachusetts to approximately 160 MW. The Commonwealth of Massachusetts support program provided a low-cost, 30-year land lease in addition to approximately $20.0 million in grants. During 2008, we also began construction of our new high temperature filament manufacturing facility in Midland, Michigan which began its first production runs during the fourth quarter of 2009. As of December 31, 2009, we had outstanding commitments for capital expenditures of approximately $14.7 million. Most of our commitments for capital expenditures are associated with our Devens and Wuhan facilities.
     Net cash provided by financing activities was $175.1 million, $492.8 million and $105.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. During 2009 we sold 42.6 million shares of our common stock in a public offering at $1.80 per share which closed on May 28, 2009 and resulted in net proceeds of approximately $72.4 million. In addition, we received a loan of approximately $33.0 million from the Chinese government as part of the financing for our Wuhan, China manufacturing facility. Net cash provided by financing activities for the year ended December 31, 2008 resulted primarily from the net proceeds of $364.0 million from the issuance of our senior convertible debt offering which closed during the third quarter of 2008 and the net proceeds of 18.4 million shares of our common stock sold in a public offering at $9.50 per share which closed in February 2008. These proceeds were offset by the up-front initial premium payment of $39.5 million associated with the capped call transaction which was entered into concurrent with the senior convertible debt offering. Net cash provided by financing activities for the year ended December 31, 2007 resulted primarily from the net proceeds of 17.3 million shares of our common stock sold in a public offering at $8.25 per share and which closed on May 30, 2007. An additional 3.0 million shares of our common stock were sold to OCI for $12.07 per share in conjunction with a stock purchase agreement.
     On June 26, 2008, we entered into an underwriting agreement for the sale to the public of $325.0 million aggregate principal amount of 4% Senior Convertible Notes due 2013 (the “Senior Notes”). We granted to the underwriters a 30-day option to purchase up to an additional $48.75 million aggregate principal amount of Senior Notes. On July 2, 2008, we completed the public offering of $373.8 million aggregate principal amount of Senior Notes which includes the underwriter’s exercise of their option. Net proceeds to us from the offering, including the cost of the capped call transaction, were approximately $325.8 million. Our financing costs associated with the Senior Notes are being amortized over the five year term.
     In June 2005, we issued convertible subordinated notes (or Notes) in the aggregate principal amount of $90.0 million with interest on the Notes payable semiannually at an annual rate of 4.375%. We had received proceeds of $86.9 million, net of offering costs of approximately $3.1 million. All of the Notes were converted to shares of our common stock; and we issued 12,178,607 shares of common stock to the note holders on July 22, 2008.
     For the years ended December 31, 2007, 2008 and 2009, we recorded approximately $4.4 million, $15.6 million and $28.2 million, respectively, in interest expense associated with the Notes and Senior Notes, and capitalized interest of approximately $983,000, $7.5 million and $2.6 million, respectively. In addition we recorded approximately $1.1 in interest expense for the loan received from HSTIC associated with our expansion into China.
     In connection with our Senior Notes offering, we entered into a capped call transaction with respect to our common stock with an affiliate of Lehman Brothers, Inc., the lead underwriter, in order to reduce the dilution that would otherwise occur as a result of new common stock issuances upon conversion of the Senior Notes. The capped call transaction was designed to reduce the potential dilution resulting from the conversion of the Senior Notes into shares of our common stock. The total premium for the capped call transaction was approximately $68.1 million of which $39.5 million was paid contemporaneously with the closing of the Senior Notes offering and the remaining $28.6 million was required to be paid in nine equal semi annual installments beginning January 15, 2009. In addition, we entered into a common stock lending agreement with a second affiliate of the lead underwriter pursuant to which we loaned 30,856,538 shares of our common stock to this affiliate. These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to us no later than July 15, 2013, the maturity date of the Senior Notes.
     On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc., the parent company of lead underwriter, and the lead underwriter’s affiliate that entered into the capped call transaction with us filed for protection under Chapter 11 of the federal Bankruptcy Code. The lead underwriter’s second affiliate that was party to the stock lending agreement was placed into administration in the United Kingdom shortly thereafter.
     The bankruptcy filings represented events of default under the capped call transaction. As a result of the defaults, our obligations under the agreement were suspended and the remaining premium liability was reversed against equity. In the event the defaults are cured, the remaining premium liability would be owed pursuant to the installment payment schedule. Unless we choose to implement a new capped call arrangement or the defaults are cured and we do not terminate the capped call transaction as we believe we are entitled to under the terms of the capped call transaction, the dilutive impact of conversion of the Senior Notes may be greater, based on the actual conversion price of $12.11 per share. The bankruptcy filing and the placement of the lead underwriter’s second affiliate into administration in the United Kingdom also contractually required the lead underwriter’s second affiliate to return to us the shares loaned under the common stock lending agreement. We have since demanded the immediate return of all outstanding borrowed shares, however, the shares have not yet been returned. While we are exercising all of our legal remedies, including litigation against various Lehman Brothers entities and Barclays entities, we have included these shares in our per share calculation on a weighted average basis due to the uncertainty surrounding the recovery of the shares.
Sovello AG Loans, Debt Guarantees and Undertakings
     In January 2007, we, REC and Q-Cells entered into a shareholder loan agreement with Sovello. Under the terms of the shareholder loan agreement, Sovello repaid all outstanding shareholder loans at that time, plus accrued interest, in exchange for a shareholder loan of 30 million Euros (approximately $43.0 million at December 31, 2009 exchange rates) from each shareholder. Since that time, we, REC and Q-Cells have entered into several other shareholder loan agreements with Sovello with our share denominated in U.S. dollars. Interest on the January 2007 loan and $18.2 million June 2008 loan is payable quarterly in arrears, however such payments have been suspended. Interest on the $10.6 million December 2008 loan and $6.7 million March 2009 loan is payable concurrent with the repayment of the underlying principal amounts. The loans, which in the aggregate total approximately $78.5 million at December 31, 2009, prior to the impairment charge, carry interest rates ranging from 5.43% to 7.0% and are included in “Investments in and advances to Sovello AG” on the balance sheet. Based upon an agreement between Sovello’s shareholders and Sovello’s bank, the loans and interest thereon will not be repaid until the earlier of the completion of an initial public offering or other liquidity event generating sufficient cash to repay the loans.
     On April 30, 2007, we entered into a Guarantee and Undertaking Agreement (the “Old Guarantee”) with Deutsche Bank in connection with Sovello entering into a loan agreement with a syndicate of lenders led by Duetsche Bank. The loan agreement originally provided Sovello with aggregate borrowing availability of up to 142.0 million Euros (approximately $203.5 million at December 31, 2009 exchange rates) which was amended to 192.5 million Euros in September 2008 (approximately $275.9 million at December 31, 2009 exchange rates). Pursuant to the Old Guarantee, we along with Q-Cells and REC, each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of Sovello’s repayment obligations under the loan agreement. At December 31, 2007 we had $41 million deposited in a Deutsche Bank AG account fulfilling our obligation under the Old Guarantee, which was classified as restricted cash on the balance sheet. Effective September 30, 2008 the Guarantee and associated restriction on our $41 million of cash deposited with Deutsche Bank AG were released. As of December 31, 2009, the total amount of debt outstanding under the loan agreement was 68.3 million Euros (approximately $97.9 million at December 31, 2009 exchange rates) all of which was current. Repayment of the loan is due in quarterly installments through December 31, 2011.
     In October 2008 in connection with a bank loan to Sovello, we provided an Undertaking to the bank syndicate that would require us to provide additional funding to Sovello under the following circumstances:

•	in the event that the cost of completing Sovello 3 exceeds budget;

•	if any government grants are required to be repaid by Sovello or are not provided to Sovello as previously approved; or

•	under certain conditions, in the event that Sovello is in violation of its financial covenants associated with its loan with the bank syndicate.
     On January 29, 2010, the European Commission announced a decision that a certain portion of the grants known as the SME Bonus which was awarded to Sovello in 2006 should be recalled. The amount to be recalled, 9.1 million Euros (plus approximately 2.5 million Euros in interest) (in total approximately $16.2 million at current exchange rates) was paid to Sovello as a special bonus available only to small and medium-sized companies. The Commission ordered the German authorities to recover the SME-Bonus from Sovello. We may be required to provide funding to Sovello (approximately 2 million Euros) to repay a portion of the SME bonus pursuant to an undertaking dated October 6, 2008 made to a consortium of banks led by Deutsche Bank AG.
     In addition, as previously disclosed, Sovello has been in default under its bank loan agreement since the end of 2008. Throughout 2009, Sovello operated under waivers from its bank syndicate of certain loan covenant violations, and on January 28, 2010, Sovello’s bank syndicate terminated their loan agreement but has not yet demanded repayment of the outstanding loan.
     If the above matters are not satisfactorily resolved, Sovello may need to declare insolvency which could result in further financial obligations of us, including possible payment of a portion of the recalled SME bonus under the undertaking previously discussed and other non-cash charges relating to an impairment in our investments in Sovello. Alternatively, we may provide a small amount of additional capital to Sovello in connection with the sale of Sovello to a new shareholder. However, it is difficult to predict exactly the amount of, if any, further costs that may be incurred by us in the event of an insolvency or sale of Sovello.
     During the third quarter of 2009, we recorded an impairment charge of approximately $69.7 million on our aggregate investment in Sovello. In light of developments at Sovello, we recorded a non-cash charge of approximately $40.9 million during the fourth quarter, reflecting the write-off of our remaining investment in Sovello. Additionally, we recorded charges of approximately $8.1 million for payments under our guarantee (that was paid on February 8, 2010) and $7.3 million for estimated payments relating to undertakings with Sovello’s bank and for other expected costs. Combined, the fourth quarter charges of $56.3 million and third quarter charge of $69.7 are reflected in our consolidated statement of operations.
     We and the other shareholders of Sovello are now attempting to sell Sovello. If it cannot be sold by the shareholders, it will likely become insolvent and will be sold or liquidated to repay amounts outstanding under Sovello’s credit agreement with its banks. The sale we are attempting to negotiate will require us to make a small additional investment in Sovello. In the case of either a sale or insolvency we believe our additional obligations that could arise are limited, but no assurance can be made regarding additional potential costs given the uncertainties associated with negotiating a sale of a distressed company or the possible insolvency process.
Liquidity Risk and Uncertainty
     At December 31, 2009, we had approximately $112.4 million of cash and cash equivalents, which includes approximately $33 million received from HSTIC as part of its funding obligation for our Wuhan, China factory expansion and have been approved for a loan of approximately $5 million from the Commonwealth of Massachusetts. Through 2010, our major cash requirements are expected to be approximately $97 million, comprised of:
•	Capital required for our Wuhan, China expansion of about $50 million;

•	Final acceptance payments on equipment for Devens of about $7 million;

•	First phase of our Midland filament factory of about $3 million;

•	Sustaining capital of about $7 million;

•	Estimated payments for Sovello matters of about $15 million; and

•	Debt service of about $15 million.
     We have sales contracts for approximately 100 MW of product to be manufactured at our Devens facility for delivery during 2010. Our sales plan assumes there should be sufficient market demand to sell the expected Devens manufacturing capacity at continually declining selling prices. We expect to continue to moderate our production levels depending on changes in market demands during the year.

     We believe that our business plan will provide sufficient liquidity to fund our planned capital programs, our share of any potential funding requirements related to our investment in Sovello and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the resulting excess capacity, we are exposed to additional particular risks and uncertainties including, but not limited to:
•	the need to maintain the Devens facility at a minimum of 75% capacity, or 30 MW per quarter, and stabilization of panel pricing at about $2.00 per watt, with sales made to creditworthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in our plan to transition panel assembly to China resulting in continued higher costs that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros;

•	the ability of Jiawei to execute against its plans to meet our required timetables; and

•	increased funding requirements for Sovello to potentially address the loss of any prior or expected government grant funding for Sovello (see Note 5 of our consolidated financial statements).
     Although our current business plan indicates we have adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. Our plan with regard to this uncertainty includes, among other actions:
•	continually monitoring our operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant;

•	if market conditions allow, possibly accessing the capital markets to meet liquidity and capital expenditure requirements;

•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement as was required under our line of credit, supported by the expected significant increase in our accounts receivable, inventory and overall working capital; and

•	possibly hedging a portion of our exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse exposure; but there can be no assurance that hedges can be put in place at terms acceptable to us or that such hedging activities will be effective.
     If additional capital is needed and does not become available on acceptable terms, our ability to fund operations, further develop and expand our manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited.
Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than
	Years	1 Year	1-3 Years	4-5 Years	After 5 Years
Non-cancelable operating leases	$4,638	$2,244	$2,386	$8	$—
Maturity of Senior Convertible Debt	373,750	—	373,750	—	—
Interest expense associated with Senior Convertible Debt	59,800	14,950	44,850	—	—
Capital expenditure obligations	14,654	14,654	—	—	—
Sovello obligations	15,425	15,425	—	—	—
Raw materials purchase commitments	489,316	90,978	252,273	129,322	16,743

Total contractual cash obligations	$957,583	$138,251	$673,259	$129,330	$16,743

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
     On April 17, 2007, we entered into a multi-year polysilicon supply agreement with OCI Company Ltd., formerly DC Chemical Co., Ltd. (“OCI”) under which OCI will supply us with polysilicon at fixed prices beginning in late 2008 and continuing through 2014. Concurrent with the execution of the supply agreement, we entered into a stock purchase agreement (the “Purchase Agreement”) with OCI pursuant to which OCI purchased 3.0 million shares of our common stock for $12.07 per share, representing the closing price of our common stock on the Nasdaq Global Market on April 16, 2007. Pursuant to the Purchase Agreement, we issued an additional 4.5 million shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock to OCI. The preferred stock automatically converted into 6.25 million shares of transfer restricted common stock in May 2007 upon the termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The restrictions on the common stock will lapse upon the delivery of specified quantities of polysilicon to us by OCI. Issuance of the restricted shares represented a prepayment of inventory cost valued at approximately $119.9 million, based on the issuance date market price of our common stock adjusted for a discount to reflect the transfer restriction, and will be amortized as an additional cost of inventory as silicon is delivered by OCI and utilized by us. When the transfer restriction on these shares lapse, we will record an additional cost of inventory equal to the value of the discount associated with the restriction at that time if the stock price on that date is higher than $12.07 which will be amortized as an incremental cost of inventory as silicon is delivered by OCI and utilized by us.
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
     On October 24, 2007, we entered into a multi-year polysilicon supply agreement with Solaricos Trading, LTD (“Nitol”). This supply agreement provides the general terms and conditions pursuant to which Nitol will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2014. In connection with the agreement we made a $10.0 million prepayment to Nitol in 2007. An additional prepayment of $5.0 million was made in 2008.
     On December 7, 2007, we entered into a multi-year polysilicon supply agreement with Silpro. This supply agreement provided the general terms and conditions pursuant to which Silpro would supply us with specified annual quantities of polysilicon at fixed prices to begin in 2010 and continuing through 2019. In connection with the supply agreement, we agreed to loan Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The initial 15.0 million euro installment of the loan was disbursed to Silpro in December 2007. The second 15.0 million euro installment of the loan was disbursed to Silpro during the first quarter of 2008. The loan and interest were due within five years from the disbursement date of the second installment. In April 2009 as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the loan receivable from Silpro and the related interest will not be repaid and we recognized a non-cash charge of $43.9 million. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure further financing.

INCOME TAXES
     As of December 31, 2009, we had federal and state net operating loss carryforwards of approximately $353.1 million and $300.0 million, respectively, available to reduce future taxable income which began to expire in 2010. In addition, we had excess tax deductions related to equity compensation of approximately $24.4 million of which the benefit will be realized when it results in a reduction of taxable income in accordance with the guidance of the Stock Compensation topic of the FASB codification. We also had federal and state research and development tax credit carryforwards of approximately $3.2 million and $1.4 million, respectively, which begin to expire in 2018 and state investment tax credit carryforwards of approximately $13.1 million which began to expire in 2010, available to reduce future tax liabilities. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which can be used in future years.
     We adopted the additional guidance of the Taxes topic of the FASB codification on January 1, 2007. As a result of the implementation of this guidance, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. As of the adoption date of January 1, 2007 and at December 31, 2009, we had no accrued interest related to uncertain tax positions.
     We have evaluated the positive and negative evidence bearing upon the realization of our deferred tax assets. We have considered our history of losses and, in accordance with the applicable accounting standards, have fully reserved the deferred tax asset.
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2008, an update was made to the Earning Per Share topic of the FASB codification that clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The new guidance is effective for fiscal years beginning after December 15, 2008. We adopted the guidance and due to current and prior period losses there is no impact as such losses are not attributable or allocated to such securities.
     In April 2009, an update was made to the Financial Instruments topic of the FASB codification Fair Value Measurements and Disclosures that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The new guidance also amends the existing requirements on the fair value disclosures in all interim financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial position and results of operations.
     In April 2009, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that provides additional guidance in determining fair value when there is no active market or where price inputs being used represent distressed sales. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have an impact on our consolidated financial position and results of operations.
     In April 2009, an update was made to the Debt and Equity topic of the FASB codification that provides guidance in determining whether impairments of debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have an impact on our consolidated financial position and results of operations.

     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is effective for our third quarter filing. The adoption of this standard did not have a material impact on our consolidated financial statements.
     In October 2009, an update was made to the Revenue Recognition topic of the FASB codification that removes the objective-and-reliable-evidence-of -fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures topic of the FASB codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted). We do not expect the adoption of the guidance to have an impact on our consolidated financial position and results of operations.
     In October 2009, an update was made to the Debt topic of the FASB codification that amends the topic to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. This update is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements.
     In January 2010, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2009 except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of the guidance to have an impact on our consolidated financial position and results of operations.
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
For the year ended December 31, 2009, approximately 69% of our product revenues were denominated in Euros. The portion of our sales that are denominated in Euros can vary widely in any one period. As of the year ended December 31, 2009, we have six active multi-year solar panel supply agreements which we entered into in 2008, a portion of which are denominated in Euros. The combined current estimated sales value remaining under these six agreements is approximately $1.8 billion at December 31, 2009 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels which began in the second half of 2008 and continue through 2013.
From time to time, we purchase equipment and materials internationally with delivery dates as much as six to twelve months or more in the future. There have been significant currency fluctuations in recent periods. To the extent that any purchase obligations are denominated in foreign currency, we would be exposed to potential increased costs if the U.S. dollar currency loses value relative to the applicable foreign currency, which will adversely impact our future financial condition and results of operations.
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
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2009. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgement in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance.
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

Internal Control Over Financial Reporting
     During the fiscal quarter ended December 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
     Our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION.
     On December 9, 2009 we held a special meeting of stockholders in Marlboro, Massachusetts. At the special meeting, the stockholders ratified the increase in the total number of authorized shares of common stock from 250,000,000 shares to 450,000,000 shares. There were 119,403,916 votes cast for the ratification, 34,734,055 cast against the ratification, and 1,569,243 abstentions.
     We expect to hold our 2010 Annual Meeting of Stockholders on or about June 16, 2010.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Set forth below is certain information regarding our directors and executive officers. The age of each director and executive officer listed below is given as of January 31, 2010. Our stockholders elect members of the Board of Directors to serve until their respective successors are elected and qualified or until earlier resignation or removal.

Name	Age	Position
Richard M. Feldt	58	Chief Executive Officer, President and Chairman of the Board of Directors
Michael El-Hillow	58	Chief Financial Officer, Chief Operations Officer and Secretary
Richard G. Chleboski	44	Vice President, Strategy and Business Development
Dr. Lawrence Felton	48	Vice President, Science and Engineering

Name	Age	Position
Gary T. Pollard	50	Vice President, Human Resources
Carl Stegerwald	58	Vice President, Construction Management and Facilities Engineering
Dr. Brown F. Williams	69	Chief Technical Officer

Tom L. Cadwell (1)(2)	64	Director
Allan H. Cohen (1)(3)	59	Director
Dr. Peter W. Cowden (2)(3)	58	Director
Edward C. Grady (1)(3)	62	Lead Outside Director
Dr. Susan F. Tierney (2)	58	Director

(1)	Member of the Audit Committee.

(2)	Member of the Nominating and Corporate Governance Committee.

(3)	Member of the Compensation Committee.
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
     With a career focused in worldwide operations and manufacturing, Mr. Feldt brings to the Board of Directors and our management team the ability to transform emerging and unique technologies into products that meet market requirements.
     Edward C. Grady has served as a director since September 2005. Mr. Grady was President and Chief Executive Officer of Brooks Automation, Inc., or Brooks, from October 2004 to September 2007 and a director of Brooks from September 2003 to February 2008. From February 2003 until October 2004, Mr. Grady was President and Chief Operating Officer of Brooks. From October 2001 until February 2003, Mr. Grady served as a consultant to Brooks. From September 2000 until January 2003, Mr. Grady was a principal at Propel Partners LLC, an investment firm headquartered in Palo Alto, California. From December 1994 through February 2003, Mr. Grady served in a variety of positions for KLA-Tencor Corp., including Executive Senior Business Advisor from September 2001 until February 2003 and Executive Group Vice President from March 1998 until September 2001. Prior to joining KLA-Tencor Corp., Mr. Grady was the President and Chief Executive Officer of Hoya Micro Mask. Mr. Grady also currently serves on the board of directors of the following public companies: Verigy Ltd, Advanced Energy, Inc., and Electro Scientific Industries Inc. Mr. Grady received his MBA from the University of Houston in 1980 and a BS in Engineering from Southern Illinois University in 1972.
     Mr. Grady brings to the Board of Directors his experience as a CEO and senior executive at companies in the semiconductor industry, which uses complex technologies similar to the solar industry, enabling him to provide an important perspective to an emerging industry.
Class II Director Nominee (Term Expiring in 2011):
     Allan H. Cohen has served as a director since September 2005. In April 2008, Mr. Cohen joined Caturano and Company, P.C., New England’s largest independent CPA firm, initially as its Director of Risk Management and later becoming its Chief Risk

Officer in September 2009. At Caturano, Mr. Cohen manages all aspects of the firm’s strategic risks and compliance with its professional and regulatory responsibilities, including independence, ethics and technical consultation for all practice areas. Since July 2005, Mr. Cohen has served on the advisory board of Plexus Financial Technologies, LLP, an early-stage “software as a service” company for the financial services industry. Mr. Cohen has been since May 2002 a senior member of the restructuring team of Arthur Andersen LLP, serving on a small team responsible for winding down Andersen’s professional services activities. Mr. Cohen also serves as an ERISA Trustee of the Andersen pension and 401K plans, which currently cover nearly 10,000 former Andersen employees with approximately $1B in assets. Mr. Cohen was a partner with Andersen from 1984 through August 2002, serving in a variety of client service, and general and risk management roles. From 1996 to 2000, he served as the managing partner for Andersen’s northeast region tax practice of 750 tax professionals and $150M of annual revenues. From 1997 to 2002, Mr. Cohen served on both U.S. and global leadership teams; from 1999 he served as the Global Managing Partner / CIO for Andersen’s worldwide tax and legal practices and managed Andersen’s $50M commercial software businesses in the U.S., U.K. and Australia. In addition, he serves as co-trustee and/or trustee advisor to charitable and other trusts managed by The Boston Foundation and Mellon Financial and as an officer (President from 2005 — 2008) of a major Reform Jewish Congregation in the suburban Boston area. Mr. Cohen received his MBA from Rutgers Graduate School of Management in 1973 and his BA in Economics, with honors, from Rutgers College in 1972. Mr. Cohen has been a Certified Public Accountant since 1975.
     Mr. Cohen’s significant experience and background in the practice of public accounting qualifies him as a financial expert for the Board. In addition, he brings significant global management perspective and both large and small organization risk management experience and insights to the Board. Mr. Cohen is an experienced fiduciary with demonstrated experience on behalf of shareholders, ERISA participants, beneficiaries and other constituencies.
     Dr. Susan F. Tierney has served as a director since August 2008. Dr. Tierney is a Managing Principal at Analysis Group in Boston, Massachusetts. For the past 15 years, she has consulted to electric utilities, other energy companies, large energy customers, government agencies, and other organizations on energy markets, the structure and regulation of the electric industry in the U.S. and other countries. She has been an advisor, observer or policy maker involved in renewable energy market developments and relevant national/state policies for many decades. For the past 10 years, she has been involved with the China Sustainable Energy Program and its interactions with Chinese government agencies and non-governmental organizations on renewable energy issues, among other energy topics. Prior to joining Analysis Group in 2003, she was Senior Vice President at Lexecon, where she consulted on energy and environmental economics and policy. She also served as the Assistant Secretary for Policy at the U.S. Department of Energy under President Clinton; was the Secretary for Environmental Affairs in Massachusetts, under Governor William Weld, and a Commissioner at the Massachusetts Department of Public Utilities. She co-chaired the Department of Energy Agency Review Team for the Obama/Biden Presidential Transition Team. Dr. Tierney has authored numerous articles and speaks frequently at industry conferences discussing energy market developments. She serves on a number of boards of directors and advisory committees involved with clean energy markets and policy, including as the co-chair of the National Commission on Energy Policy. She also serves as a director of EnerNOC, Inc. and Ze-gen, Inc. She chairs the board of directors of the Energy Foundation; and is a director of Clean Air — Cool Planet, the World Resources Institute, the Clean Air Task Force, and the Northeast States Clean Air Foundation. She chairs the External Advisory Council of the National Renewable Energy Laboratory (NREL); and is a member of the Environmental Advisory Council of the New York Independent System Operator, and the China Sustainable Energy Program’s Policy Advisory Council. She was previously chair of the Electricity Innovations Institute, a director of Catalytica Energy Systems Inc., a director of Renegy Holdings, a director of ThermoEcotek; a director of the Electric Power Research Institute, a member of the Advisory Council of the New England Independent System Operator, a member of the Massachusetts Renewable Energy Trust Advisory Council, and a director of ACORE (American Council on Renewable Energy). She has taught at the University of California at Irvine, and she earned her Ph.D. and MA degrees in regional planning at Cornell University and her BA at Scripps College.
     As a director of Evergreen Solar, Dr. Tierney draws on her vast experience in economics, regulation and policy in the electric industry and utility sector to provide our Board of Directors and management team with an in depth understanding of how the nascent alternative energy sector and Evergreen Solar can compete and expand globally.

Class III Directors (Term Expiring in 2012):
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
     Mr. Cadwell’s vast experience in the silicon industry from both a technology perspective and as a CEO provides the Board of Directors with significant insights as we continue to refine our unique silicon-based wafer making technology.
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
     Dr. Cowden’s expertise is assuring organizational strategy (structure, talent and processes) are developed in a way to maximize the implementation of business strategy. A key component of these processes is assuring that compensation design and plans are aligned accordingly. This background is very important to the Board of Directors as the Company seeks to attract and retain executives and key managers to significantly enhance operations in the United States and expand rapidly in China.
Non-Director Executive Officers:
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
     Dr. Lawrence Felton has served as Vice President, Science and Engineering since June 2009. Prior to his current position he served as the Senior Director of Wafer Fabrication Science and Engineering from September 2005 to May 2009. Prior to joining Evergreen, Dr. Felton demonstrated his ability to effectively lead significant projects and divisions at successful and sophisticated technology companies like Analog Devices and Foster-Miller. This work experience and his academic credentials in materials engineering and chemical engineering prepared him well to take a leadership role in Evergreen Solar’s Science & Engineering department in 2005. Dr. Felton was the Advanced Packaging Development Manager for the Micromachined Product Division at Analog Devices from March 1997 to September 2005. Dr. Felton was also Senior Project Manager for Foster-Miller from January 1995 to March 1997. Dr. Felton was also Senior Project Manager in the Center for Manufacturing Productivity and Technology Transfer and Adjunct Assistant Professor of Materials Engineering at Rensselaer Polytechnic Institute, from June 1991 to January 1995. Dr. Felton received a Ph.D. in Materials Engineering from Rensselaer Polytechnic Institute and a BS in Chemical Engineering and a MS in Solid State Science and Technology from Syracuse University.
     Michael El-Hillow served as Chairman of the Board of Directors from September 2005 to December 2006, and served as a director from August of 2004 until December 2006. Effective January 2007, Mr. El-Hillow was appointed Chief Financial Officer and Secretary, and resigned from our Board of Directors. In September 2009, Mr. El-Hillow was appointed Chief Operations Officer and is also responsible for worldwide manufacturing and operations, in addition to his duties as CFO. Prior to joining Evergreen Solar as an executive, Mr. El-Hillow demonstrated his leadership capabilities as Chairman of the Board of Evergreen Solar, and established his abilities as a public company chief financial officer at Advanced Energy and Helix Technology, both companies having significant ties to the photovoltaic products industry. Mr. El-Hillow was Chief Financial Officer of MTM Technologies, Inc. from January 2006 to September 2006. Mr. El-Hillow was Executive Vice President and Chief Financial Officer of Advanced Energy from October 2001 to December 2005. Prior to joining Advanced Energy, he was Senior Vice President and Chief Financial Officer of Helix Technology Corporation, a major supplier of high-vacuum products principally to the semiconductor capital equipment industry, from 1997 until 2001. Prior to joining Helix, he was Vice President of Finance, Treasurer and Chief Financial Officer at A.T. Cross Company and an audit partner at Ernst & Young. Mr. El-Hillow received an MBA from Babson College and a BS in Accounting from the University of Massachusetts and he is a Certified Public Accountant.
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
     Carl Stegerwald has served as our Vice President, Construction Management and Facilities Engineering since December 2007. Prior to joining us, Mr. Stegerwald was the sole owner of North Bridge Properties, LLC, a real estate investment, development and consulting firm that provided project management services to our Devens I facility. Prior to working with Evergreen Solar as a consultant and later as an executive, Mr. Stegerwald held senior positions with Meridian Investment Management and Digital Equipment Corporation, managing all aspects of diverse and significant real estate holdings and facilities management and development. Mr. Stegerwald served as a Senior Vice President of Meridian, and directed its real estate investment and operational activities, including facilities leasing and acquisition and property management, from 1997 to 2006, and was with Meridian’s predecessor from 1996 to 1997. Prior to that, Mr. Stegerwald served for 17 years in corporate real estate planning and acquisition and design and construction with Digital. Mr. Stegerwald received a BS in Civil Engineering from Villanova University and an MBA from Northeastern University.
     Dr. Brown F. Williams has served as Chief Technical Officer since June 2009. Prior to his current roll he served as Vice President, Science and Engineering from November 2004 to May 2009. Dr. Williams served as a director from 1999 and as Chairman of our Board of Directors from January 2004 until resigning from our Board of Directors in November 2004. From 1990 to 2003, Dr. Williams served as Chief Executive Officer and Chairman of the Board of Directors of Princeton Video Image, Inc., a company he founded in 1990. From 1988 to 1990, Dr. Williams was an independent consultant to venture capital firms. Dr. Williams has also held several research and managerial positions at RCA Laboratories from 1966 to 1998. He received his Ph.D., M.A. and A.B. degrees in Physics from the University of California Riverside and was both a University of California Regents Fellow and a National Science Foundation Fellow.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons, the reporting persons, are required by regulations of the SEC to furnish us with copies of all filings. Based solely on our review of the copies of such filings received by us with respect to the year ended December 31, 2009, or written representations by the reporting persons that no filings were required, we believe that all reporting persons complied with their Section 16(a) filing requirements during the year ended December 31, 2009.
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
     The Code of Business Conduct and Ethics prohibits any waiver from its principles without the prior written consent of the Board of Directors. We intend to post on our website, www.evergreensolar.com, in accordance with the rules of the Securities and Exchange Commission any amendment of, and any waiver from, the Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, or any person performing similar functions.
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
     The Audit Committee met four times during fiscal 2009. The Audit Committee oversees our accounting and financial functions and periodically meets with our management and independent registered public accounting firm to review internal controls over financial reporting and quarterly and annual financial reports.
     The primary functions of the Audit Committee are to (i) oversee the appointment, compensation and retention of our independent registered public accounting firm and to oversee the work performed by such accountants; (ii) establish policies for finance and accounting related consulting and advisory work, including but not limited to, tax and internal audit related issues; (iii) assist the Board of Directors in fulfilling its responsibilities by reviewing: (a) the financial reports provided by us to the SEC, our stockholders or to the general public, and (b) our internal controls over financial reporting; (iv) recommend, establish and monitor procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations; (v) establish procedures designed to facilitate (a) the receipt, retention and treatment of complaints relating to accounting, internal controls over accounting or auditing matters and (b) the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters , and (vi) risk oversight.
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
     Executive Summary
     Our executive officers receive a compensation package consisting of base salary, incentive cash bonuses, long-term equity incentive awards, and participation in benefit plans generally available to all of our employees including 401(k), life, health, disability and dental insurance. We have chosen these elements of compensation to create a flexible package that reflects the long-term nature of our business and can reward both short and long-term performance of the business and of each executive officer. We also enter into employment agreements with our executive officers, after their first year of employment, that provide for certain severance benefits upon termination of employment following a change of control of the Company.
     In setting executive officer compensation levels, the Compensation Committee, which is comprised entirely of independent directors, is guided by the following considerations:
•	recommendations from the Chief Executive Officer based on individual executive performance and appropriate benchmark data;

•	our goal of having a portion of each executive officer’s compensation contingent upon the achievement of specific predetermined corporate and individual objectives;

•	ensuring compensation levels reflect the Company’s past performance and expectations of future performance;

•	ensuring compensation levels are competitive with compensation generally being paid to executives we seek to recruit to ensure our ability to attract and retain experienced and well-qualified executives; and

•	ensuring a portion of executive officer compensation is paid in the form of equity-based incentives to closely link stockholder and executive interests.
     The Compensation Committee sets target and actual compensation for our Chief Executive Officer using the same considerations it uses for other executive officers.
     The Compensation Committee periodically benchmarks all of the compensation components for our executive officer pay programs with data on individuals in similar positions at other organizations. In 2009, the Compensation Committee continued to use executive compensation consulting company, Pearl Meyer & Partners (“PM&P”) to provide competitive benchmark data that the Company used to establish pay levels for Evergreen Solar’s executive management team. PM&P was retained by the Compensation Committee.
     In 2007 the Compensation Committee, with assistance from PM&P, developed a peer group of public companies for use in setting 2008 compensation. In 2009 the Committee reassessed the peer group and determined that no changes were needed. The 2009 peer group includes the following companies:

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
Executive Compensation Philosophy
     Our executive compensation philosophy is designed to have strong pay-for-performance features. The Committee believes salaries at the 50th percentile are appropriate as base compensation is primarily determined based on, and is representative of, past professional experience and success. By contrast, establishing target bonus compensation and equity-based compensation at the 75th percentile accomplishes the objective of providing greater incentives for the executive team to accomplish the Company’s near-term and long-term financial and strategic goals. Accordingly, the Compensation Committee generally adhered to the following precepts in establishing pay for its executive officers based on the comprehensive benchmarking study prepared by PM&P.
•	Establish base salaries at the 50 th percentile;

•	Set target total cash compensation at the 75th percentile and set corresponding financial goals at the 75th percentile of the market consensus amounts developed from a combination of survey and peer group data; and

•	Set total direct compensation (base salary, bonus and equity) at the 75th percentile.
     The Compensation Committee’s methodology for establishing base compensation levels and incentive compensation targets in 2009 is consistent with how these compensation levels have been established by the Compensation Committee for at least the past three years, including the applicable percentiles used to set the base compensation levels and incentive compensation targets.
Elements of Compensation
     Base Salary
     Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executive officers. Fiscal 2009 base salaries for our executive officers were held consistent with 2008 levels due to economic and industry concerns. Additionally, from April 1, 2009 through October 31, 2009 the base salaries of all executive officers were reduced by 10% due to these same concerns.
     Generally, salary decisions for our executive officers are made in the first quarter of each fiscal year. Base salary, while reviewed annually, is only adjusted as deemed necessary by the Compensation Committee in determining total compensation. Base salary levels for each of our executive officers, other than the Chief Executive Officer, are set based in part upon evaluations and recommendations made by the Chief Executive Officer. In addition, the Compensation Committee takes into consideration the benchmarking data presented by PM&P, to generally set the base pay for each of the executive officer.
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

Accordingly, an additional increase of Mr. Feldt’s base salary to $500,000 was approved and went into effect in February 2008. Mr. Feldt’s base salary remained at $500,000 for 2009.
     The fiscal 2009 annual base salaries of our named executive officers were as follows:

Name	2009 Base Salary
Richard M. Feldt	$500,000
Michael El-Hillow	$338,000
Richard G. Chleboski	$239,200
Dr. Lawrence Felton	$225,000
Dr. Brown F. Williams	$338,000
     Annual base salaries for our executive officers are set by the Compensation Committee and generally take effect in the first quarter of each year. We believe that the base salaries paid to our executive officers during our fiscal year 2009 serve our executive compensation objectives, compare favourably to our comparator group of companies and, in light of our overall compensation program, are within our target of providing base compensation at the market median.
     Annual Incentive Cash Bonuses
     Annual incentive cash bonuses are designed to reward our executive officers for short-term financial performance and achievement of designated strategic and individual objectives. Therefore, in determining bonus compensation for our executive officers, the Compensation Committee evaluates the achievement of corporate strategic objectives, generally set on a fiscal-year basis, as well as the actual performance of each executive officer. Future incentive compensation, if any, will be awarded based on the factors described above as well as any additional factors the Compensation Committee deems necessary. In addition the Compensation Committee took into consideration the survey data presented by PM&P to set the overall target cash compensation at the 75th percentile.
     We designed our Management Incentive Plan to focus our executives on achieving key corporate financial objectives, and to reward substantial achievement of these company financial objectives, as well as to achieve additional individual, strategic and tactical objectives. The criteria selected linked the incentive compensation to the achievements of measurable corporate performance objectives. The following table sets forth the annual target incentive amounts under our Management Incentive Plan for each of our named executive officers (for 2009 and each year thereafter) as a percentage of base salary and the actual amounts paid based on performance in 2009.

	Target Annual	2009 Bonus
Name	Bonus	Paid in 2010
Richard M. Feldt	100%	$479,991
Michael El-Hillow	75%	$253,500
Richard G. Chleboski	75%	$162,357
Dr. Lawrence Felton	75%	$156,933
Dr. Brown F. Williams	75%	$223,080
     Target cash bonus percentages were initially set in February 2008, and remained constant in 2009, at levels the Compensation Committee determined were appropriate in order to achieve our objective of retaining those executives who perform at or above the levels necessary for us to achieve our business plan, which, among other things, involves growing our company in a cost-effective way. Under our Management Incentive Plan, the Compensation Committee may award amounts in excess of or below the target bonus awards to all of our named executive officers.
     For the 2009 the Compensation Committee established that the Management Incentive Plan (the “Plan”) would focus on the following corporate-wide objectives:
•	Net Cash Provided by Operating Activities

•	Devens Output (in Watts)

•	Cost per Watt (1)

(1)	Defined as all material, labor, overhead and capital costs necessary to produce the product.
The table below details the three objectives, a target goal for each objective and the impact that performance below and above that target goal would have on each executive officer’s award
     For 2009, payment of 100% of the target bonus payout was dependent upon attainment of Net Cash Provided by Operating Activities, Devens Output and Devens Cost per Watt objectives. The objectives were the same for each executive officer and the Compensation Committee believes that these objectives are the best indicators of the progress that the Company has made in advancing its growth objectives.

	Q1		Q2		Q3		Q4
		Bonus		Bonus		Bonus		Bonus
	Goal	Percent	Goal	Percent	Goal	Percent	Goal	Percent
	Corporate-Wide Goals
Net Cash Provided by (Used in) Operating Activities
Maximum					$15,000	15.00%	$25,000	15.00%
Target					$(2,800)	10.00%	$2,300	10.00%
Minimum					$(5,000)	5.00%	$—	5.00%

Devens Output (W in 000)
Maximum	18,728	14.00%	30,075	10.50%	35,000	11.75%	35,000	11.75%
Target	17,025	10.00%	27,341	7.50%	33,000	8.75%	34,000	8.75%
Minimum	15,323	6.00%	24,607	4.50%	30,000	5.75%	30,000	5.75%

Cost per Watt
Maximum			$2.49	7.00%	$2.00	25.00%	$1.90	25.00%
Target			$2.62	5.00%	$2.20	10.00%	$2.00	20.00%
Minimum			$2.82	3.00%	$2.25	5.00%	$2.10	15.00%

	Actual Results
Cash Flow from Operating Activities	N/A		N/A		$11,217	13.9%	$16,949	13.2%
Devens Output	18,300	13.0%	23,612	NONE	30,721	6.5%	33,896	8.7%
Cost per Watt	N/A		$2.70	4.20%	$2.24	6.0%	$2.05	17.5%

	Bonus Earned
By Quarter		13.0%		4.2%		26.4%		39.4%
Cumulative		13.0%		17.2%		43.6%		83.0%
     In addition to the bonus that is earned through achieving the company-wide objectives, the Committee also agreed that a discretionary bonus pool of 10% of target bonus dollars would be made available for director-level employees and above, including executive officers, and other key contributors for achieving their individual objectives. The Committee determined the actual discretionary bonus for an individual can be as high as 20% or as low as zero, but the total discretionary bonus pool of 10% cannot be exceeded. The Committee established individual objectives for the Chief Executive Officer and the Chief Executive Officer established individual objectives for the other named executive officers. The Committee determined whether the individual objectives for the Chief Executive Officer have been met and the Chief Executive Officer determined whether the individual objectives for the other named executive officers have been met. Each of our Chief Executive Officer and the other named executive officers received between 5% and 17% of their target bonus award based on the accomplishment of his respective individual objectives. These individual bonus amounts and individual objectives are specified in footnote 2 to the Summary Compensation Table.
     Based on the 2009 quarterly results relative to each of the above referenced objectives the Compensation Committee determined that each executive officer was entitled to receive 83% of his target bonus amount, plus any additional payment percentage as a result of achieving individual objectives. The bonus was paid in February 2010.

     Further details about our Management Incentive Plan and the payments made to our named executive officers in 2009 are provided below in the “Summary Compensation Table” and “Grants of Plan-Based Awards” tables and the footnotes to each table.
     Long-Term Equity Incentive Awards
     Equity-based compensation and ownership ensures that our executive officers have a continuing stake in the long-term success of the Company. The Compensation Committee believes that equity award participation aligns the interests of executive officers with those of the stockholders. In addition, the Compensation Committee believes that equity ownership by executive officers helps to balance the short-term focus of annual incentive compensation with a longer term view and may help to retain such persons. Long-term equity incentive compensation, in the form of restricted stock awards and stock options, allows executive officers to share in any appreciation in the value of our common stock, while encouraging executive officers to remain with the Company and promote the Company’s success. When establishing equity award grant levels, the Compensation Committee considers general corporate performance, individual performance, the Chief Executive Officer’s recommendations (except with respect to the Chief Executive Officer’s own equity award grant levels), level of seniority and experience, the current stock price and a number of other factors.
     Consistent with our target compensation objectives described above, including the overall compensation objective of providing total direct compensation in the 75th percentile for executives who are performing at expected levels, in June 2009, our Named Executive Officers received restricted stock awards and a stock option award as indicated below:

Name	Restricted Stock Award		Stock Option Award
Richard M. Feldt	185,000 Shares		250,000 Options
Michael El-Hillow	87,000 Shares		115,000 Options
Richard G. Chleboski	58,000 Shares		75,500 Options
Dr. Lawrence Felton	33,500 Shares	*	33,500 Options	*
Dr. Brown F. Williams	87,000 Shares		115,000 Options

*	Includes Restricted Stock Award and Stock Options awarded as part of Dr. Felton’s promotion to Vice President, Science & Engineering.
     All of our time-based restricted stock grants and stock option grants, including the restricted stock and stock option awards made to the named executive officers in 2009, vest in four equal annual installments over the four year period following the grant date. As specified above, the long-term equity incentives provided by the Company to our executive officers consisted of (1) restricted stock awards and (2) stock options. The mix of restricted stock awards and stock options was approximately 45% restricted stock and 55% options, on a share basis, but was determined based on the goal of providing equal amounts of restricted stock and options, on a value basis. To determine the allocation the awards were valued based on the average share price for the Company’s common stock during the last six months of the prior fiscal year. This allocation methodology did not apply to Dr. Felton due to awards made in connection with his mid-year promotion. In recent prior years, either a mix of performance awards and restricted stock or just restricted stock was awarded. For 2009, the Compensation Committee determined that the mix of awards granted would provide an appropriate incentive to management to perform well for stockholders and is appropriately aligned to market comparables.
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
     Other Compensation
     We also offer various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. We offer a stock purchase plan, under which employees may purchase shares of the Company’s common stock at a discount, and offer a 401(k) Plan, which allows employees to invest in a wide array of funds on a pre-tax basis. We also have change of control agreements with our executive officers providing for certain benefits which may be triggered upon a change of control and as a result of the termination of such officer’s employment following a change of control under certain circumstances. We offer no perquisites to our executive officers that are not otherwise available to all of our employees.
Executive Change of Control Severance Agreements and Other Agreements
     In 2007, we entered into change of control severance agreements with each of our executive officers. We believe these agreements enable us to retain executive officers during times of unforeseen events when the executive’s future is uncertain but continued employment of the executive may be necessary for the company. We periodically review the prevalence of severance and change-of-control agreements among our comparator groups’ executives as well as the provisions of such agreements to benchmark the competitiveness of the Company’s agreements. Specifically, we reviewed the cash severance multiple, equity vesting provisions, benefit continuation practices, excise tax gross-up prevalence, and the length of the protection period in the event of a change of control. Based upon our review, we believe our agreements are generally consistent with those of our comparator groups. None of our executive change of control severance agreements are intended to provide “deferred compensation” with the meaning of Section 409A of the Internal Revenue Code and immaterial modifications were made to these agreements in December 2008 in an effort to comply with the particular requirements of Section 209A.
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
     In the event that the severance and other benefits provided for in the change of control severance agreements with Messrs. Feldt, El-Hillow and Williams constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, the executive will receive (i) a payment from the Company sufficient to pay such excise tax, and (ii) an additional payment from the Company sufficient to pay the federal and state income and employment taxes and additional excise taxes arising from the payments made to the employee by the Company. In the event that the severance and other benefits provided Messrs. Felton and Chleboski constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, such employee’s benefits under the Agreement shall be either delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by the employee, on an after-tax basis, of the greatest amount of benefits.
     See “Potential Benefits upon Change of Control or Termination following a Change of Control” below for more details regarding severance benefits provided to our named executive officers.

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
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
     The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis for the year ended December 31, 2009 that precedes this report (the “CD&A”). In reliance on its reviews and discussions, the compensation committee recommended to the Board of Directors, and the Board of Directors has approved, that the inclusion of the CD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the SEC.
     No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety the Annual Report of Form 10-K in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

Respectfully submitted by the Compensation Committee,

THE COMPENSATION COMMITTEE

Dr. Peter W. Cowden (Chair) Edward C. Grady Allan H. Cohen
Compensation Committee Interlocks and Insider Participation
     No current member of the Compensation Committee or person who was a member of such committee at any time during the last fiscal year was at any time during the last fiscal year an officer or employee of the Company (or any of its subsidiaries), was formerly an officer of the Company (or any of its subsidiaries), or had any relationship with the Company requiring disclosure herein. The Compensation Committee operates under a written charter adopted by the Board of Directors setting out the functions the Compensation Committee is to perform.

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
Summary Compensation Table
     The following table sets forth the annual and long-term compensation of our Chief Executive Officer and Chief Financial officer plus each of our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2009, 2008 and 2007, except for Dr. Felton who only served as an executive officer in 2009, and whose salary and bonus exceeded $100,000 for Fiscal years 2009, 2008 and 2007 (collectively, the “Named Executive Officers”).

							(h)
							Change in Pension
							Value and
						(g)	Nonqualified
					(f)	Non-Equity	Deferred	(i)
		(c)	(d)	(e)	Option	Incentive Plan	Compensation	All Other
(a)	(b)	Salary	Bonus	Stock Awards	Grants	Compensation	Earnings	Compensation	Total
Name and Principal Position(s)	Year	($)(1)	($)(2)	($)(3)(4)(5)(6)(7)	($)(7)	($)	($)	($)(8)(9)	($)

Richard M. Feldt	2009	527,885	479,990	344,100	440,200	N/A	N/A	—	1,792,175
Chief Executive Officer,	2008	507,692	332,494	778,000	—	N/A	N/A	—	1,618,186
President and Chairman of the	2007	396,154	400,000	429,000	—	N/A	N/A	—	1,225,154
Board of Directors

Michael El-Hillow,	2009	352,300	253,500	161,820	202,492	N/A	N/A	750	970,862
Chief Financial Officer, Chief Operations Officer and	2008	351,900	168,578	311,200	—	N/A	N/A	57,360	889,038
Secretary	2007	318,750	268,082	1,716,000	—	N/A	N/A	27,907	2,330,739

Richard G. Chleboski,	2009	236,900	162,357	107,880	132,940	N/A	N/A	750	640,827
Vice President, Strategy and	2008	244,331	119,301	130,315	—	N/A	N/A	750	494,697
Business Development	2007	231,385	172,500	171,600	—	N/A	N/A	750	576,235

Dr. Lawrence Felton,	2009	189,471	156,933	63,310	56,104	N/A	N/A	—	465,818
Vice President, Science and	2008	179,624	58,184	103,000	—	N/A	N/A	—	340,808
Engineering	2007	160,365	80,000	80,400	—	N/A	N/A	—	320,765

Dr. Brown F. Williams,	2009	317,850	223,080	161,820	202,492	N/A	N/A	750	905,992
Chief Technology Officer	2008	336,500	168,578	311,200	—	N/A	N/A	750	817,028
	2007	321,154	243,750	214,500	—	N/A	N/A	—	779,404

(1)	Salaries for certain named executive officers include amounts paid in lieu of paid time off per a Company policy that allowed any employees to cash out paid time off in light of a busier than usual workload during the year. The base salary in 2009 for each named executive officer was reduced by a 10% company-wide pay reduction that was in effect from April through October of 2009.

(2)	Represents bonuses earned during the fiscal year and paid in the following fiscal year. Mr. El-Hillow’s 2007 bonus includes a one time sign-on of $25,000. In 2009, Mr. Feldt received $65,000 of his bonus based on the accomplishment of four individual objectives, including raising capital, finalizing a subcontract arrangement in China, achieving key manufacturing operating metrics and managing matters involving Sovello; Mr. El-Hillow received $43,095 of his bonus based on the accomplishment of four individual objectives, including raising capital, finalizing a subcontract arrangement in China, assuming responsibility for and managing the Devens noise problem, and accomplishing key objectives in his new additional role as Chief Operations Officer; Mr. Chleboski received $13,455 of his bonus based on the accomplishment of three individual objectives, including developing a cell and panel expansion strategy, developing Evergreen’s downstream integration strategy and managing matters involving Sovello; Dr. Felton received $16,875 of his bonus based on the accomplishment of four individual objectives, including completion of pilot production for the Midland factory, design completion of the Quad furnace for the China wafer facility, development of multiwire and accomplishment of manufacturing yield and efficiency targets; and Dr. Williams received $12,675 of his bonus based on the accomplishment of one individual objective, namely establishment of a plan to implement multiwire production in China.

(3)	We did not grant any stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during Fiscal 2009.

(4)	Mr. El-Hillow’s 2007 restricted stock grant was based on his commencement of employment with the Company and was granted on February 12, 2007. Dr. Felton’s 2009 restricted stock awards and option grants each include 25,000 shares which were granted at the time of his promotion to Vice President, Science and Engineering, on June 8, 2009.

(5)	The stock awards and option grants include grants to the Named Executive Officers based on performance for the year ended December 31, 2008, but awarded in 2009. Mr. Feldt received a restricted stock grant of 185,000 shares, Mr. El-Hillow and Dr. Williams each received restricted stock grants of 87,000 shares, Mr. Chleboski received a restricted stock grant of 58,000 shares and Dr. Felton received restricted stock grants of 33,500 shares (25,000 shares of which were based on his promotion to Vice President, Science and Engineering). Mr. Feldt received a stock option award of 250,000 shares, Mr. El-Hillow and Dr. Williams each received stock option awards of 115,000, Mr. Chleboski received a stock option award of 75,500 shares and Dr. Felton received stock option awards of 33,500 shares (25,000 shares of which were based on his promotion to Vice President, Science and Engineering). These restricted shares vest over four years with a starting vesting date of March 1, 2009. The stock option awards are valued using the Black-Scholes method and vest over 4 years with a starting vesting date of March 1, 2009.

(6)	Performance-based restricted stock awards were granted to the Named Executive Officers on February 12, 2007. For fiscal year 2007, Mr. Feldt received 300,000 restricted shares, while Mr. El-Hillow, Mr. Chleboski and Dr. Williams each received 100,000 restricted shares. The shares are subject to performance vesting conditions. The shares for fiscal 2007 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2011: (a) $400 million in revenue, (b) 35% gross margin and (c) 10% net income, as adjusted by the plan. The aggregate fair market value of the grants was $8.58 per share at time of issuance. At the present time the Company believes that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, does not expect such shares to vest. The value of the shares has not been included in the stock awards column for 2007.

(7)	See Note 11 of our consolidated financial statements for further information on the valuation of equity awards.

(8)	Mr. El-Hillow received $27,157 and $56,610 during fiscal 2007 and 2008, respectively, for relocation fees as part of his commencement of employment with the company. No Named Executive Officers received any other perquisites or other personal benefits in excess of $10,000 during fiscal 2009, 2008 or 2007. The compensation described in this table does not include medical, group life insurance and other benefits received by the Named Executive Officers which are available generally to all of our salaried employees.

(9)	Amounts for Messrs. El-Hillow (2007, 2008 and 2009), Chleboski (2007, 2008 and 2009) and Williams (2008 and 2009) include matching contributions to the 401(k) plan account of the Named Executive Officer.
Grants of Plan-Based Awards
The following table sets forth information regarding all equity based incentive plan awards that were made to the Named Executive Officers during fiscal 2009.

		(i)
		All Other Stock
		Awards:	(l)
		Number of	Grant Date Fair
	(b)	Shares of Stock	Value of Stock and
(a)	Grant	or Units	Option Awards
Name	Date	(#)(1)(2)	($)(3)
Richard M. Feldt	6/1/2009	435,000	784,300
Michael El-Hillow	6/1/2009	202,000	364,312
Richard G. Chleboski	6/1/2009	133,500	240,820
Dr. Lawrence Felton	6/1/2009	67,000	119,414
Dr. Brown F. Williams	6/1/2009	202,000	364,312

(1)	Mr. Feldt received restricted stock grants of 185,000 shares, Mr. El-Hillow and Dr. Williams received restricted stock grants of 87,000 each, Mr. Chleboski received restricted stock grants of 58,000 and Dr. Felton received restricted stock grants of 33,500 shares (25,000 were based on his promotion to Vice President, Science and Engineering). These restricted stock grants vest over four years.

(2)	Mr. Feldt received stock option awards of 250,000 shares, Mr. El-Hillow and Dr. Williams received stock option awards of 115,000 each, Mr. Chleboski received stock option awards of 75,500 and Dr. Felton received stock option awards of 33,500 shares (25,000 were based on his promotion to Vice President, Science and Engineering). These option awards vest over four years.

(3)	Grant date value is used for the valuation of all restricted stock awards. The stock option awards are valued using the Black-Scholes method.
Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth all outstanding equity awards as of December 31, 2009. Options vest equally over a four year period and have an expiration date of 10 years from grant date. Time based restricted stock awards vest in four equal installments on the anniversary of grant date.

	Options					Stock Awards
								Equity	Equity
								Incentive	Incentive Plan
			Equity					Plan	Awards:
			Incentive Plan					Awards:	Market or
			Awards:					Number of	Payout Value
			Number of			Number of		Unearned	of Unearned
	Number of	Number of	Securities			Shares or	Market Value	Shares, Units	Shares, Units
	Securities	Securities	Underlying			Units of	of Share or	or Other	or Other
	Underlying	Underlying	Unexercised	Option		Stock That	Units of Stock	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	That Have	Have Not	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	Not Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)(2)	($)	(#)(1)	($)

Richard M. Feldt	1,638,000	—		1.61	12/10/2013
	250,000	—		7.30	3/3/2015
	112,500	37,500		15.09	2/24/2016
	—	250,000		2.24	6/1/2019
						25,000	37,750
						75,000	113,250
						185,000	279,350
								300,000	453,000
								300,000	453,000

Michael El-Hillow	6,192	—		6.51	7/14/2015
	3,750	—		11.44	12/7/2015
	7,500	—		12.42	6/7/2016
	5,000	—		12.42	6/7/2016
	—	115,000		2.24	6/1/2019
						100,000	151,000
						30,000	45,300
						87,000	131,370
								100,000	151,000

Richard G. Chleboski	23,094			2.17	1/11/2010
	6,928			4.55	5/31/2010
	34,642			14.00	11/1/2010
	15,000			2.59	12/7/2011
	215,000			2.00	11/17/2013
	50,000			7.30	3/3/2015
	30,000	10,000		15.09	2/24/2016
	—	75,500		2.24	6/1/2019
						10,000	15,100
						12,563	18,970
						58,000	87,580
								100,000	151,000
								100,000	151,000

Dr. Lawrence Felton	40,000	—		8.00	9/26/2015
	—	8,500		2.24	6/1/2019
	—	25,000		2.24	6/8/2019
						375	566
						3,750	5,663
						7,500	11,325
						8,500	12,835
						25,000	37,750

Dr. Brown F. Williams	923			4.55	3/14/2010
	923			4.55	5/31/2010
	923			4.55	7/10/2010
	923			6.50	8/1/2010
	923			6.50	8/23/2010
	923			6.50	9/6/2010
	923			6.50	9/28/2010
	1,000			19.00	11/2/2010
	1,000			7.88	12/13/2010
	1,000			10.00	2/15/2011
	1,000			10.00	2/16/2011
	1,000			11.04	4/18/2011
	1,000			12.65	5/31/2011
	1,000			7.59	7/25/2011
	2,000			5.00	9/5/2011
	39,999			3.36	11/11/2014
	20,000			7.30	3/3/2015
	48,750	16,250		15.09	2/24/2016
	—	115,000		2.24	6/1/2019
						12,500	18,875
						30,000	45,300
						87,000	131,370
								100,000	151,000
								100,000	151,000

(1)	Represents performance-based restricted stock awards under the 2000 Plan granted on February 27, 2006 and February 12, 2007. The shares are subject to performance vesting conditions. The shares for fiscal 2006 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2010: (a) $300 million in revenue, (b) 35% gross margin and (c) 7% net income, as adjusted by the plan. The shares for fiscal 2007 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2011: (a) $400 million in revenue, (b) 35% gross margin and (c) 10% net income, as adjusted by the plan. All amounts will include our pro rata share of any joint venture operating results. At the present time we believe that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, do not expect such shares to vest. For purposes of this table, the performance based awards are valued based upon our closing stock price on December 31, 2009 ($1.51).

(2)	These restricted stock grants vest over four years.
Options Exercises and Stock Vested
     The following table sets forth all stock options that were exercised or restricted stock awards that vested in fiscal 2009, including the value realized upon exercise or vesting.

	Option Awards		Stock Awards
	Number of
	Shares	Value	Number of Shares	Value
	Acquired on	Realized on	Acquired on	Realized
	Exercise	Exercise	Vesting	on Vesting
Name of Executive Officer	(#)	($)	(#)	($)

Richard M. Feldt	—	—	37,500	53,875
Michael El-Hillow (1)	1,000	280	60,000	94,900
Richard G. Chleboski	—	—	9,187	13,761
Dr. Lawrence Felton (1)	1,000	280	4,750	6,589
Dr. Brown F. Williams (1)	1,000	280	41,250	64,838

(1)	The shares and value realized include shares purchased through the Company’s 2000 Employee Stock Purchase Plan.
Potential Benefits upon Change of Control or Termination following a Change of Control
     Change of Control Severance Arrangements in General. The Company has entered into change of control severance agreements with each of its Chief Executive Officer, named executive officers and other executive officers. The executive change of control and severance agreements described in the Compensation Discussion and Analysis above provide for accelerated vesting of equity awards following a change of control and severance payments in the event the executive’s employment is terminated within twelve months following a change of control. Mr. Feldt will receive full acceleration of the vesting of his equity awards upon a change of control and Messrs. El-Hillow and Chleboski and Drs. Felton and Williams, each will receive 12 months acceleration upon a change of control. Mr. Feldt will receive 18 months severance in the case of a change of control followed by termination without cause or resignation for good reason. Mr. El-Hillow, Mr. Chleboski, Dr. Felton and Dr. Williams each will receive 12 months severance in the case of a change of control followed by termination without cause or resignation for good reason.
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
     Automatic Acceleration of Vesting Following a Change of Control. The following table provides the intrinsic value (that is, the value based upon our closing stock price on December 31, 2009 ($1.51), less any applicable exercise price) of stock options and restricted stock that would become exercisable or vested as a result of a change of control as of December 31, 2009. The Value of Unvested Restricted Stock Awards and Value of Unvested Performance Share Program Awards included in the table are also based on the closing price of our common stock on December 31, 2009.

		Value of	Value of		Total
		Unvested	Unvested		Payments
		Restricted	Performance	280G excise	and Value of
	Value of	Stock	Share Program	Tax and Gross-	Equity
	Unvested Stock	Awards	Awards	up Payment	Awards
	Options ($)	($)	($)	($)	($)

Richard M. Feldt	—	430,350	906,000	—	1,336,350
Michael El-Hillow	—	222,316	151,000	—	373,316
Richard G. Chleboski	—	63,222	302,000	—	365,222
Dr. Lawrence Felton	—	32,449	—	—	32,449
Dr. Brown F. Williams	—	101,201	302,000	—	403,201
     Automatic Acceleration of Vesting upon an Involuntary Termination Following a Change of Control. Assuming the employment of our named executive officers was terminated involuntarily and without cause, or such officers resigned with good reason, during the twelve months following a change of control occurring on December 31, 2009, in accordance with the terms of our executive change of control severance agreements our named executive officers would be entitled to cash payments in the amounts set forth opposite their names in the below table, subject to any deferrals required under Section 409A of the Internal Revenue Code of 1986, as amended, and acceleration of vesting for outstanding equity awards, as set forth in the below table. The following table provides the value of compensation and benefits payable and intrinsic value (that is, the value based upon our closing stock price on December 31, 2009 ($1.51), less any applicable exercise price) of stock options and restricted stock that would become exercisable or vested as a result of a termination occurring immediately following a change of control as of December 31, 2009. The Value of Unvested Restricted Stock Awards and Value of Performance Share Program Awards included are also based on the closing price of our common stock on December 31, 2009.

							Value of
						Value of	Unvested		Total
				Accrued	Value of	Unvested	Performance	280G Excise	Payments and
			Continuation	Vacation	Unvested	Restricted	Share Program	Tax and Gross-	Value of
	Base Salary	Bonus	of Benefits	Pay	Stock Options	Stock Awards	Awards	up Payment	Equity
	($)	($)	($)	($)	($)	($)	($)	($)	Awards ($)

Richard M. Feldt	750,000	750,000	16,000	12,500	—	430,350	906,000	—	2,864,850
Michael El-Hillow	338,000	253,500	10,667	11,700	—	327,670	151,000	—	1,092,537
Richard G. Chleboski	239,200	179,400	1,658	11,960	—	121,650	302,000	—	855,868
Dr. Lawrence Felton	225,000	168,750	10,483	5,257	—	68,139	—	—	477,629
Dr. Brown F. Williams	338,000	253,500	5,943	2,600	—	195,545	302,000	—	1,097,588
     Excise Tax Related Change of Control Benefits. If Evergreen Solar were sold for more than its intrinsic value (that is, the value based upon our closing stock price on December 31, 2009 ($1.51)), the value of compensation and benefits payable to our named executive officers would increase and, if the value were high enough, each of the named executive officers may receive payments that would constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code.
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
     In the event that the severance and other benefits provided Mr. Chleboski and Dr. Felton constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, such executive’s benefits under the Agreement shall be either delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by the employee, on an after-tax basis, of the greatest amount of benefits.
     Each of the two forgoing tables sets forth the amount payable by the Company to each named executive officer to (1) offset the estimated excise tax imposed by Section 4999 of the Internal Revenue Code that result from 280G “parachute payments” and (2) provide “gross-up payments” to offset the tax amounts that would result from payment of the estimated excise tax imposed on the executive, based on, in each case, the assumed share value specified above.
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
     In June 2007, our Board of Directors approved a revised Compensation Policy for Directors effective July 1, 2007. The plan was modified again in March 2008 and June 2009.
     Under the current policy, each director serving in July 2007 received a grant of 10,000 restricted shares of our common stock on July 25, 2007 and received a grant of 5,000 restricted stock units at our annual meeting in 2008. New directors will receive restricted stock units upon their election to the Board of Directors exercisable for $100,000 worth of shares based on the average share price during the last six months of the fiscal year preceding the grant date. In addition, upon each annual meeting of our stockholders, each director who has served more than six months will receive restricted stock units exercisable for $50,000 worth of shares based on the average share price during the last six months of the fiscal year preceding the grant date. Each initial grant of restricted shares and restricted stock units vests on the second anniversary after the director joins the Board. In the case of initial awards of restricted shares, even after they are vested, the shares cannot be sold by a director (other than to cover tax obligations resulting from the vesting) until he or she leaves the Board. In the case of initial and annual awards of restricted stock units, even after they are vested, the shares subject to those awards will only be paid when the director leaves the Board of Directors.
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
     The following table sets forth information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors for fiscal 2009.

	(b)
	Fees Earned
	or Paid in	(c)	(d)		(h)
(a)	Cash	Option Awards	Stock Awards		Total
Name	($)	($)	($)(1)		($)

Tom L. Cadwell	36,500	—	21,228	(2)	57,728
Allan H. Cohen	53,750	—	21,228	(3)	74,978
Dr. Peter W. Cowden	44,000	—	21,228	(4)	65,228
Edward C. Grady	53,250	—	21,228	(5)	74,478
Dr. Susan F. Tierney	35,000	—	21,228	(6)	56,228

(1)	See Note 11 of our consolidated financial statements for further information on the valuation of equity awards.

(2)	As of December 31, 2009, Mr. Cadwell held 16,270 shares of common stock underlying unexercised options, 10,000 shares of vested restricted stock and 13,772 shares of vested restricted stock units. The grant date fair value of stock awards granted to Mr. Cadwell during 2009 was $21,228.

(3)	As of December 31, 2009, Mr. Cohen held 36,875 shares of common stock underlying unexercised options, 10,000 shares of vested restricted stock and 13,772 shares of vested restricted stock units. The grant date fair value of stock awards granted to Mr. Cohen during 2009 was $21,228.

(4)	As of December 31, 2009, Dr. Cowden held 19,644 shares of common stock underlying unexercised options, 10,000 shares of vested restricted stock and 13,772 shares of vested restricted stock units. The grant date fair value of stock awards granted to Dr. Cowden during 2009 was $21,228.

(5)	As of December 31, 2009, Mr. Grady held 28,125 shares of common stock underlying unexercised options, 10,000 shares of vested restricted stock and 13,772 shares of vested restricted stock units. The grant date fair value of stock awards granted to Mr. Grady during 2009 was $21,228.

(6)	As of December 31, 2009, Dr. Tierney held 18,772 shares of restricted stock units of which 10,000 units are vested and 8,772 units are unvested. The grant date fair value of stock awards granted to Dr. Tierney during 2009 was $21,228.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under equity compensation plans:

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	Be Issued Upon Exercise	Weighted-average	Equity Compensation
	Of Outstanding Options,	Exercise Price of	Plans (Excluding
	Stock Awards, Stock Units,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan category	(a)(1)	(b)(2)	(c)(3)
Equity compensation plans approved by security holders	7,010,198	$4.20	1,520,843
Equity compensation plans not approved by security holders	—	—	—
Total	7,010,198	$4.20	1,520,843

(1)	Includes 2,914,474 shares of restricted stock awards and restricted stock units granted under the 2000 Stock

Option and Incentive Plan. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards which have no exercise price.

(3)	1,500,000 shares were added to the equity compensation plan and approved by the stockholders at our 2008 annual meeting.
Securities Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information regarding beneficial ownership of our common stock as of February 12, 2010, or the measurement date by: (i) each person which is know by us to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our executive officers named in the Summary Compensation Table below; and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated the address for each beneficial owner is c/o Evergreen Solar, Inc. 138 Bartlett Street, Marlboro, Massachusetts 01752.

	Number of Shares	Percentage of
	Beneficially Owned	Shares of
Name and Address of Beneficial Owner	(1)	Common Stock (2)
5% Stockholders:
OCI Company Ltd. (3) Oriental Chemical Building 50, Sogong-dang, Jong-gu, Seoul, 100-718 Korea	15,698,125	7.6%

Invesco Ltd. (4) 1555 Peachtree Street NE Atlanta, GA 30309	11,767,441	5.7%

Blackrock Inc. (5) 40 East 52nd Street New York, NY 10022	11,066,121	5.3%

Current Executive Officers and Directors:
Richard M. Feldt (6)	3,178,490	1.5%
Michael El-Hillow (7)	479,316	*
Richard G. Chleboski (8)	708,615	*
Dr. Lawrence Felton (9)	119,169	*
Gary T. Pollard (10)	346,253	*
Carl Stegerwald (11)	93,275	*
Dr. Brown F. Williams (12)	598,146	*
Tom L. Cadwell (13)	40,042	*
Allan H. Cohen (14)	63,647	*
Dr. Peter W. Cowden (15)	43,416	*
Edward C. Grady (16)	68,897	*
Dr. Susan F. Tierney	18,772	*
All current executive officers and directors as a group (12 persons) (17)	5,758,038	2.7%

*	Less than one percent of the outstanding shares of class.

(1)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

(2)	Applicable percentage ownership is based upon 207,810,560 shares of common stock outstanding as of the measurement date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after the measurement date are deemed outstanding for computing the percentage ownership of the person holding such options, as the case may be, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	OCI Company Ltd. reported sole voting power and sole dispositive power over 15,698,125 shares beneficially owned. Includes 10,750,000 shares of restricted common stock. The restrictions on these shares will be removed when 500,000 kilograms of polysilicon are delivered to us by OCI Company Ltd.

(4)	Invesco Ltd. reported sole voting power and sole dispositive power over 11,767,441 shares beneficially owned.

(5)	Blackrock Inc. reported sole voting power and sole dispositive power 11,066,121 shares beneficially owned.

(6)	Includes 2,100,500 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(7)	Includes 51,192 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(8)	Includes 380,445 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(9)	Includes 50,800 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date (which includes 8,675 options held by spouse).

(10)	Includes 115,750 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(11)	Includes 2,375 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(12)	Includes 169,210 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(13)	Includes 16,270 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(14)	Includes 36,875 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(15)	Includes 19,644 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(16)	Includes 28,125 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date. Mr. Grady’s address is 922 Tyner Way, PO Box 5998, Incline Village, NV 89450.

(17)	Includes 2,962,511 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date and 8,675 options held by spouse.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Related Party Transaction Approval Policy

     We have adopted a policy that all related party transactions will be on terms no less favorable to us than could be obtained from unaffiliated third parties, and must be reviewed and approved on an ongoing basis by the Audit Committee of our Board of Directors. A “related party transaction” is a transaction or relationship involving a director, executive officer or 5% stockholder or their immediate family members that is reportable under the SEC’s rules regarding such transactions. Prior to April 2008, related party transactions were subject to the review and approval of our Nominating and Corporate Governance Committee and our full Board of Directors.
Certain Relationships and Related Party Transactions
     Transactions with Mr. Stegerwald. Mr. Feldt, our President, Chief Executive Officer and Chairman of the Board of Directors, is the brother-in-law of Carl Stegerwald, our Vice President of Construction Management and Facilities Engineering. Mr. Stegerwald’s annual salary is $225,000 and his target bonus is 75% of his annual salary, which was $140,059 for 2009. He is also eligible for an equity award in 2010 based on his service in 2009.
     Transactions with OCI. Since the beginning of 2007 we have entered into four agreements with OCI Company Ltd. (formerly DC Chemical Co., Ltd.), a holder of more than 5% of our outstanding common stock. On April 17, 2007, we entered the following agreements:
•	Polysilicon Supply Agreement — Our April 2007 polysilicon supply agreement with OCI, which was subsequently amended, provides the general terms and conditions pursuant to which OCI will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2008 and continuing through 2014. In January 2008, we entered into a second supply agreement with OCI, which was subsequently amended, that provides the general terms and conditions pursuant to which OCI will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2015. The January 2008 agreement required us to pay approximately $36.5 million in prepayments during the first year of the agreement. Under the two supply contracts with OCI, we are obligated to make cash payments to OCI of approximately $450 million, subject to certain adjustments based on market related factors.

•	Stock Purchase Agreement — Concurrently with the April 2007 polysilicon supply agreement, pursuant to a stock purchase agreement, we sold OCI 3 million shares of our common stock for $12.07 per share and issued OCI an additional 4.5 million shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock (which subsequently converted into 6.25 million shares of transfer restricted common stock). The restrictions on the common stock will lapse upon the delivery of 500,000 kilograms of polysilicon to the Company.

•	Stockholders Agreement — Also concurrently with the April 2007 polysilicon supply agreement, we entered into a stockholder agreement with OCI which prohibits, without our consent, certain acquisitions of our common stock by OCI, certain proxy solicitation activities, as well as OCI’s ability to publicly announce or make certain proposals regarding business combinations involving our company, among other things. The stockholders agreement also provides OCI with the right to participate in certain of our future securities offerings in order to maintain its pro rata percentage ownership of the Company. In addition, the stockholders agreement provides OCI with certain registration rights, including a requirement that we file a registration statement covering the restricted stock within 15 days of when transfer restrictions on OCI’s shares lapse. Finally, the stockholders agreement prohibits, without our consent, OCI from transferring its shares of Evergreen Solar common stock to any person who, after the transfer, would have beneficial ownership of 10% or more of the voting power of the Company. As permitted pursuant to the stockholders agreement, OCI purchased 525,000 shares of our common stock in February 2008 from our underwriters in connection with a public offering we completed at the public offering price of $9.50 per share.
     Other Transactions. Other than compensation agreements and other arrangements which are described in Officer Compensation — Compensation Discussion and Analysis and Non-Employee Director Compensation, in 2009, including immaterial amendments to our change of control severance agreements with each of our executive officers, there was not, and there is not currently proposed, any other related party transactions.

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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
          Audit and Related Fees for Fiscal 2008 and 2009
     The following table sets forth a summary of the fees and expenses billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2009, respectively:

	2008	2009
Audit Fees (1)	$644,333	$638,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	13,550	—
All Other Fees	—	—

Total	$657,883	$638,500

(1)	Audit Fees represent fees for professional services relating to the audit of our financial statements and the review of the financial statements included in our quarterly reports, advice on accounting matters directly related to the audit and audit services provided in connection with other regulatory filings.

(2)	Audit-Related Fees represent fees for consultation and other attestation services and not reported under “Audit Fees.”

(3)	Tax Fees principally represent fees for professional services for tax compliance, tax advice and tax return preparation relating to our fiscal year end.
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
     Pre-approval Policies and Procedures. The chairman of the Audit Committee is appointed to provide pre-approval for audit related and permissible non-audit services proposed by PricewaterhouseCoopers LLP up to $50,000, subject to presenting such decision to the full Audit Committee at its next scheduled meeting. Such an appointment allows PricewaterhouseCoopers LLP to commence an engagement without being delayed due to scheduling. Following an approval of these services by the Chairman of the Audit Committee, the full Audit Committee, at its next scheduled meeting, would ratify the pre-approval.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:
          1. Financial Statements. The financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.
          2. Index to Financial Statements and Schedule. Certain financial statement schedules are omitted as the information is included in the Consolidated Financial Statements and notes which appear beginning on page F-1 of this Annual Report on Form 10-K. Schedules not listed in the index are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.
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
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Evergreen Solar, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain convertible debt instruments effective January 1, 2009.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
March 8, 2010

EVERGREEN SOLAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$100,888	$112,368
Marketable securities	76,621	—
Accounts receivable, net of allowance for doubtful accounts of $80 at December 31, 2008 and December 31, 2009	35,458	53,295
Due from Sovello AG	1,949	—
Inventory	23,500	34,890
Prepaid cost of inventory	11,696	25,634
VAT receivable, net	1,474	8
Other current assets	7,684	11,662

Total current assets	259,270	237,857

Investment in and advances to Sovello AG	115,553	—
Restricted cash	212	3,134
Deferred financing costs	6,152	4,769
Loan receivable from silicon supplier	41,757	—
Prepaid cost of inventory	172,193	147,573
Fixed assets, net	406,191	430,681
Other assets	3,579	295

Total assets	$1,004,907	$824,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$62,652	$31,420
Due to Sovello AG and related guarantees	22,840	17,544
Accrued employee compensation	6,451	7,287
Accrued interest	7,392	7,004
Accrued warranty	1,182	2,368

Total current liabilities	100,517	65,623

Senior convertible notes, net of discount	311,531	323,276
Loan and related interest payable	—	34,152
Deferred income taxes	9,776	5,615

Total liabilities	421,824	428,666
Commitments and Contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 and 450,000,000 shares authorized at December 31, 2008 and December 31, 2009, respectively, 164,874,850 and 207,809,919 issued and outstanding at December 31, 2008 and December 31, 2009, respectively	1,649	2,078
Additional paid-in capital	803,491	882,466
Accumulated deficit	(223,687)	(488,895)
Accumulated other comprehensive income (loss)	1,630	(6)

Total stockholders’ equity	583,083	395,643

Total liabilities and stockholders’ equity	$1,004,907	$824,309

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2008	2009

Product revenues	$58,334	$95,245	$267,112
Royalty and fee revenues	11,532	16,714	4,736

Total revenues	69,866	111,959	271,848
Cost of revenues	52,838	93,073	253,484

Gross profit	17,028	18,886	18,364

Operating expenses:
Research and development	20,594	22,039	18,058
Selling, general and administrative	20,608	23,868	26,260
Write-off of loan receivable from silicon supplier	—	—	43,882
Equipment write-offs	—	8,034	6,008
Facility start-up	1,404	30,623	10,107
Restructuring charges	—	30,413	11,940

Total operating expenses	42,606	114,977	116,255

Operating loss	(25,578)	(96,091)	(97,891)

Other income (expense):
Foreign exchange gains (losses), net	444	(4,078)	2,650
Interest income	9,774	12,695	4,728
Interest expense	(3,412)	(8,368)	(26,980)

Other income (expense), net	6,806	249	(19,602)

Loss before equity income (loss) from interest in Sovello AG, impairment of equity investment and income tax benefit	(18,772)	(95,842)	(117,493)
Equity income (loss) from interest in Sovello AG	2,170	8,435	(29,748)
Impairment and other charges associated with equity investment in Sovello AG	—	—	(126,057)
Income tax benefit	—	—	(8,090)

Net loss	$(16,602)	$(87,407)	$(265,208)

Net loss per share (basic and diluted)	$(0.19)	$(0.67)	$(1.41)

Weighted average shares used in computing basic and diluted net loss per share	86,799	130,675	187,777
The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Loss
Balance at January 1, 2007	68,066	681	211,053	(119,678)	791	92,847
Issuance of common stock pursuant to exercise of options	1,031	10	3,289			3,299
Issuance of common stock pursuant to exercise of warrants	256	3	664			667
Shares of common stock issued under ESPP	59	1	426			427
Issuance of common stock in connection with OCI Agreement	3,000	30	36,180			36,210
Issuance of restricted stock in connection with OCI Agreement	10,750	107	119,914			120,021
Issuance of common stock in connection with public offering, net of offering costs	17,250	173	134,254			134,427
Compensation expense associated with equity compensation plans, including restricted share grants	1,841	18	6,389			6,407
Gain on investment in Sovello AG by REC and Q-Cells			9,526			9,526
Comprehensive loss:
Net loss				(16,602)		(16,602)	$(16,602)
Unrealized gains on marketable securities					59	59	59
Foreign currency translation adjustment					6,005	6,005	6,005

Comprehensive loss							$(10,538)

Balance at December 31, 2007	102,253	$1,023	$521,695	$(136,280)	$6,855	$393,293
Issuance of common stock pursuant to exercise of options	442	4	1,012			1,016
Issuance of common stock in connection with public offering, net of offering costs	18,400	184	166,542			166,726
Compensation expense associated with equity compensation plans, including restricted share grants	634	7	7,686			7,693
Shares of common stock issued under ESPP	111	1	620			621
Deferred tax associated with gains on investment in Sovello AG			(7,059)			(7,059)
Shares loaned in connection with share lending agreement	30,856	308	(305)			3
Debt redemption, net of deferred financing costs write-off	12,179	122	88,137			88,259
Capped call premium, net of financing costs			(64,950)			(64,950)
Capped call reversal			24,237			24,237
Adoption of Debt topic guidance of FASB codification			65,876			65,876
Comprehensive loss:
Net loss				(87,407)		(87,407)	$(87,407)
Unrealized losses on marketable securities					(34)	(34)	(34)
Foreign currency translation adjustment, net of deferred taxes					(5,191)	(5,191)	(5,191)

Comprehensive loss							$(92,632)

Balance at December 31, 2008	164,875	$1,649	$803,491	$(223,687)	$1,630	$583,083
Issuance of common stock pursuant to exercise of options	27	—	50			50
Issuance of common stock in connection with public offering, net of offering costs	42,550	425	72,030			72,455
Compensation expense associated with equity compensation plans, including restricted share grants	198	2	6,793			6,795
Shares of common stock issued under ESPP	160	2	280			282
Costs of authorized shares increase			(178)			(178)
Comprehensive loss:
Net loss				(265,208)		(265,208)	$(265,208)
Unrealized losses on marketable securities					(26)	(26)	(26)
Foreign currency translation adjustment, net of deferred taxes					(1,610)	(1,610)	(1,610)

Comprehensive loss							$(266,844)

Balance at December 31, 2009	207,810	$2,078	$882,466	$(488,895)	$(6)	$395,643

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN SOLAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net loss	$(16,602)	$(87,407)	$(265,208)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(1)	(7)	45
Imputed interest and accretion of bond premiums	(1,210)	(2,472)	(478)
Amortization of prepaid cost of inventory	—	3,694	11,240
Equity (income) loss from Sovello AG and impairment of investment	(2,170)	(8,435)	155,805
Amortization of deferred debt financing costs	444	861	1,382
Loss on loan receivable from silicon supplier	—	—	43,882
Loss on disposal of fixed assets	—	34,496	5,719
Depreciation expense	7,418	18,156	46,086
Provision for warranty	58	585	1,335
Accretion of capped call discount	—	345	—
Amortization of debt discount	—	5,148	11,744
Provision for deferred income taxes	—	—	(8,090)
Compensation expense associated with employee equity awards	6,382	7,246	6,669
Changes in operating assets and liabilities:
Accounts receivable	10,952	(26,168)	(19,170)
Grants receivable	—	19,908	—
Inventory	(3,327)	(15,406)	(11,390)
Prepaid cost of inventory	(23,121)	(43,012)	(2,097)
Other current assets	(10,674)	9,263	(5,205)
Accounts payable and accrued expenses	18,460	15,902	(22,019)
Interest payable	1,352	(237)	6,253
Other	43	1,659	6,403

Net cash used in operating activities	(11,996)	(65,881)	(37,094)

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(50,744)	(345,256)	(110,820)
Proceeds from the disposal of fixed assets	—	12	503
Decrease (increase) in restricted cash	(41,000)	41,178	(2,914)
Increase in Sovello AG loan	—	(23,774)	(11,750)
Capital contribution to Sovello AG	—	—	(8,914)
Increase in other loans	(22,386)	(22,164)	—
Purchases of marketable securities	(108,386)	(98,500)	—
Proceeds from sale and maturity of marketable securities	81,975	93,059	76,716

Net cash used in investing activities	(140,541)	(355,445)	(57,179)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of offering costs	170,637	166,726	72,421
Proceeds from China government loan	—	—	33,000
Proceeds from issuance of OCI restricted shares	107	—	—
Proceeds from issuance of senior convertible debt, net of offering costs	—	363,963	—
Payment of capped call up-front premium	—	(39,543)	—
Proceeds from share lending agreement	—	3	—
Proceeds from exercise of stock options and warrants, and shares purchased under Employee Stock Purchase Plan	4,393	1,637	332

Net cash provided by financing activities	175,137	492,786	105,753

Net increase in cash and cash equivalents	22,600	71,460	11,480
Cash and cash equivalents at beginning of year	6,828	29,428	100,888

Cash and cash equivalents at end of year	$29,428	$100,888	$112,368

Supplemental cash flow information:
Interest paid	986	—	12,858
Gain on investment in Sovello AG by Q-Cells and REC	9,526	—	—
Non-cash cost of prepaid inventory	119,914	—	—
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
     Until December 31, 2008, the Company marketed and sold all solar panels manufactured by Sovello under the Evergreen Solar brand, and managed customer relationships and contracts related to the sale of Sovello manufactured product. In connection with the sale of Sovello manufactured product, the Company received a selling fee from Sovello and did not report gross revenue or cost of goods sold that resulted from these sales. Beginning in 2009, the Company, Q-Cells and REC agreed to have Sovello begin marketing and selling its products under its own brand. Sovello will continue to manufacture some Evergreen Solar-branded product but, with its independent sales and marketing team now in place, the Company’s involvement in marketing and selling Sovello product has ceased. In light of the sales transition, its selling fee for Sovello product sold under the Evergreen Solar brand was reduced to 0.5% for 2009 from 1.6% in 2008. In addition to the selling fee, the Company receives royalty payments for its ongoing technology contributions to Sovello.
     In October 2007, Sovello agreed to license the Company’s new wafer furnace technology, the quad wafer furnace, and the Company and its two Sovello partners approved the construction of Sovello’s third manufacturing facility, Sovello 3, in Thalheim, Germany, which is expected to increase Sovello’s annual production capacity from approximately 100 MW to approximately 180 MW once fully operational. Sovello agreed to pay the Company a royalty based on actual cost savings realized using the quad wafer furnaces in Sovello 3 as compared to the Company’s earlier dual wafer growth furnaces, which are in use at Sovello’s two current facilities.
     In September 2007, the Company began construction on the first phase of a new manufacturing facility in Devens, Massachusetts and the first solar panels were produced in the third quarter of 2008. Construction of the second phase of Devens began in early 2008 and was completed during the fourth quarter of 2009. The facility currently has an annual operating capacity of approximately 140 to 150 megawatts (“MW”).
     On December 29, 2008, as part of ongoing efforts to lower overhead costs and reduce overall cash requirements, management committed the Company to a plan to cease production at its pilot manufacturing facility in Marlboro, Massachusetts. Production at the facility ceased on December 31, 2008. Advanced manufacturing piloting activities are now being performed at its Devens manufacturing facility. Almost all of the Marlboro pilot manufacturing facility employees transferred to the Devens manufacturing facility to fill open positions associated with the second phase of Devens. As a result of the cessation of manufacturing in Marlboro, the Company recorded restructuring costs, principally non-cash charges, of approximately $30.4 million associated with the write-off of manufacturing and development equipment, inventory and leasehold improvements of the Marlboro pilot facility. The Company expects to incur occupancy, location restoration and moving costs through the expiration of the lease in mid-2010. The Company believes that closing the Marlboro pilot facility and better utilizing existing equipment and facilities at its research and development center and at its Devens manufacturing facility will result in lower overhead costs and reduce overall cash requirements.
     As part of its strategy of long-term growth and focusing on its core wafer manufacturing technology, on July 30, 2009, the Company announced that it had finalized its agreements with Jiawei Solarchina Co., Ltd., and Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) to expand its manufacturing operations into China.
     At December 31, 2009, the Company had approximately $112.4 million of cash and cash equivalents, which includes approximately $33 million received from HSTIC as part of its funding obligation for the Company’s Wuhan, China factory expansion and has been approved for a loan of approximately $5 million from the Commonwealth of Massachusetts. Through 2010, the Company’s major cash requirements are expected to be approximately $97 million which includes the build-out of its wafer manufacturing facility in Wuhan, China, the completions of its Devens and Midland factories, payments associated with Sovello, sustaining capital and debt service.
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
     The Company believes that its business plan will provide sufficient liquidity to fund its planned capital programs, its share of any potential funding requirements related to its investment in Sovello and its operating needs for the next 12 months. While its business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the resulting excess capacity, the Company is exposed to additional particular risks and uncertainties including, but not limited to:
•	the need to maintain the Devens facility at a minimum of 75% capacity, or 30 MW per quarter, and stabilization of panel pricing at about $2.00 per watt, with sales made to creditworthy customers;

•	higher than planned manufacturing costs and failing to achieve expected Devens operating metrics, with any delays in the Company’s plan to transition panel assembly to China resulting in continued higher costs that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros;

•	the ability of Jiawei to execute against its plans to meet the Company’s required timetables; and

•	increased funding requirements for Sovello to potentially address the loss of any prior or expected government grant funding for Sovello (see Note 5).
     Although the Company’s current business plan indicates it has adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. The Company’s plan with regard to this uncertainty includes, among other actions:

•	continually monitoring its operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant;

•	if market conditions allow, possibly accessing the capital markets to meet liquidity and capital expenditure requirements;

•	negotiating with a number of banks to secure a borrowing base line of credit, without a minimum cash requirement as was required under its line of credit, supported by the expected significant increase in its accounts receivable, inventory and overall working capital; and

•	possibly hedging a portion of its exposure to fluctuations in the U.S. dollar / Euro exchange rate to limit any adverse exposure; but there can be no assurance that hedges can be put in place at terms acceptable to the Company or that such hedging activities will be effective.
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
BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Operating results of its foreign subsidiaries are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. The operating results and financial positions of the foreign subsidiaries are limited in nature. Evergreen Solar has operated as one reportable segment since 2007.
     As a result of the Company’s one-third ownership in Sovello, it applies the equity method of accounting for its share of Sovello’s operating results in accordance with the Investments – Equity Method and Joint Ventures topic of the FASB codification. Therefore, the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008 and 2009 include its one-third share of Sovello’s results of operations. The Company’s Consolidated Balance Sheets at December 31, 2008 and 2009 include the Company’s investment in Sovello as a single line item (see Note 5, Impairment). The functional currency for Sovello is the Euro.
     As part of the Company’s plan to expand its manufacturing operations into China, on July 24, 2009 the Company and Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) entered into an Increase Registered Capital and Enlarge Shares Agreement (the “Investment Agreement”) related to HSTIC’s investment in the Company’s subsidiary, Evergreen Solar (China) Co., Ltd. (“Evergreen Wuhan”). Pursuant to the Investment Agreement, HSTIC invested the RMB equivalent of $33 million in Evergreen Wuhan in exchange for 66% of Evergreen Wuhan’s shares. The Company invested $17 million in cash and equipment for the remaining 34% of Evergreen Wuhan’s shares. Immediately upon HSTIC’s investment, the Company agreed to purchase HSTIC’s shares and is required to pay for the shares no later than the end of the five-year period after the investment is received by Evergreen Wuhan. This payment obligation will require the Company to pay to HSTIC for its shares in Evergreen Wuhan an amount equal to HSTIC’s aggregate investment of $33 million plus interest of 7.5% compounded annually, resulting in a debt-like instrument. Accordingly, the Company has treated its payment obligation as indebtedness of the Company and fully consolidates Evergreen Wuhan which it considers to be wholly-owned. The functional currency of Evergreen Wuhan is the RMB.
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
ACCOUNTING CHANGES
     The information contained in these consolidated financial statements include the adoption of the following standards, each of which were effective January 1, 2009 and required retrospective application to conform to current accounting:
•	The Debt topic of the FASB codification, provides guidance that requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Upon the original issuance of its 4% Senior Convertible Notes due 2013 in mid 2008, the Company recorded the debt obligation as long-term debt in accordance with the applicable accounting standards at that time. As required by the new standard, the Company estimated the fair value, as of the date of issuance, of its 4% Senior Convertible Notes as if the instrument was issued without the conversion option. The difference between the fair value and the principal amount of the instrument was retrospectively recorded as debt discount and as a component of equity. The amortization of the debt discount is being recognized over the expected five-year life of the 4% Senior Convertible Notes as a non-cash increase to interest expense. A portion of the incremental interest cost is capitalized and added to the cost of qualified assets. The following table reflects the Company’s previously reported December 31, 2008 amounts, along with the adjusted amounts as required by the standard (in thousands):

	As Originally		Effect of
Balance Sheet Category	Reported	As Adjusted	Change
Other current assets	$5,723	$7,684	$1,961
Deferred financing costs	7,494	6,152	(1,342)
Fixed assets, net	403,664	406,191	2,527
Senior convertible notes, net of discount	373,750	311,531	(62,219)
Deferred income taxes	7,815	9,776	1,961
Additional paid-in capital	737,615	803,491	65,876
Accumulated deficit	(221,215)	(223,687)	(2,472)
The adoption of this new standard also resulted in a change to the Company’s consolidated statement of operations for the year ended December 31, 2008, specifically an increase to interest expense of approximately $5.0 million, excluding the impact of capitalized interest.
CASH AND MARKETABLE SECURITIES
     Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.
     The Company’s marketable securities are classified as available-for-sale. At December 31, 2008, the Company primarily held commercial paper and corporate bonds. All commercial paper is rated A-1/P-1 or higher and corporate bonds A/A2 or higher. The investments are carried at market value. At December 31, 2008 and 2009, there were unrealized gains of $26,000 and $0, respectively, which are reported as part of stockholders’ equity.
     The Company did not have marketable securities as of December 31, 2009. The following table summarizes the Company’s marketable securities as of December 31, 2008 all of which matured during 2009 (in thousands):

		Unrealized
	Amortized	Gains	Fair
	Cost	(Losses)	Value
Government Obligations	$9,997	$3	$10,000
Commercial paper	44,852	24	44,876
Corporate bonds	21,746	(1)	21,745

Marketable Securities	$76,595	$26	$76,621

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents and foreign exchange contracts, when applicable, with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from distributors and integrators in the solar power industry located throughout the world. The Company performs initial credit evaluations of its customers’ financial conditions. The Company has historically relied on a small number of customers for a substantial portion of its business and generally does not require collateral or other security against its accounts receivable; however, when deemed necessary it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. This customer concentration increases the Company’s exposure to credit risk since the financial insolvency of any of these customers could have a significant impact on its liquidity and results of operations.
     The table below summarizes the Company’s concentration of accounts receivable for the years ended December 31, 2008 and 2009:

	2008	2009
% of accounts receivable
Ralos Vertriebs GmbH	13%	29%
Solar City	14%	12%
Sun & Kim Co., Ltd.	—	12%
SunPower Corporation (formerly PowerLight)	20%	—
Top 5 customers	64%	67%
     In addition, since April 2007 the Company has entered into multi-year silicon supply agreements with four suppliers, one of which has since filed for bankruptcy. Under the remaining silicon supply agreements with OCI, Wacker and Nitol, the Company has silicon under contract that provides over 7,000 metric tons of silicon through 2015.
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
     The Company considers lower of cost or market adjustments and reserves as an adjustment to the cost basis of the underlying inventory and prepaid cost of inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

GUARANTOR ARRANGEMENTS
Letters of Credit
     The Company maintains letters of credit as collateral for several equipment lease obligations in addition to the Company’s corporate credit card program. In connection with these arrangements, the Company invested in certificates of deposit pledged to a commercial bank which are classified as restricted cash in the accompanying balance sheets.
FIXED ASSETS
     Fixed assets are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the straight-line method over a period of three to seven years for all laboratory and manufacturing equipment, computers, and office equipment, and forty years for buildings. The costs for constructing assets are recorded in assets under construction and are depreciated from the date these assets are put into use. For those assets requiring a period of time to get them ready for their intended use, the Company capitalizes a portion of its interest costs as part of the historical cost of acquiring the asset. Leasehold improvements are depreciated over the shorter of the remainder of the lease term or the estimated life of the improvements. Upon retirement or disposal, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income or loss.
     Expenditures for repairs and maintenance are expensed as incurred.
IMPAIRMENT OF LONG-LIVED ASSETS
     The Company’s policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. If such a test indicates that impairment exists, then the asset is written down to its estimated fair value. Any write-downs would be treated as permanent reductions in the carrying amounts of the assets and an operating loss would be recognized. To date, the Company has had recurring operating losses and the recoverability of its long-lived assets is contingent upon executing its business plan that includes further reducing its manufacturing costs and significantly increasing sales. If the Company is unable to execute its business plan, it may be required to write down the value of its long-lived assets in future periods.
REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
     The Company recognizes product revenue if there is persuasive evidence of an agreement with the customer, shipment has occurred, risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The market for solar power products is emerging and rapidly evolving. The Company currently sells its solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, who typically resell these products to end users throughout the world. The Company has not offered rights to return its products other than for normal warranty conditions. For new customers requesting credit, the Company evaluates creditworthiness based on credit applications, feedback from provided references, and credit reports from independent agencies. For existing customers, the Company evaluates creditworthiness based on payment history and known changes in their financial condition. Through the third quarter of 2009, royalty and fee revenue were recognized at contractual rates upon sale of product by Sovello (see Note 5).
     The Company maintains allowances for doubtful accounts when deemed necessary for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, such that their ability to make payments was impaired, additional allowances could be required.
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
STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted the guidance of the Stock Compensation topic of the FASB codification. The guidance requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in operations over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company selected the modified prospective method for implementing the guidance and began applying the provisions to stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the awards’ service periods, which are the vesting periods, less estimated forfeitures. See Note 11 for further information regarding the Company’s stock-based compensation assumptions and expenses.
NET LOSS PER COMMON SHARE
     The Company computes net loss per common share in accordance with the Earning Per Share topic of the FASB codification. Under the guidance, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the years ended December 31, 2007, 2008 and 2009 does not include approximately 19.7 million, 38.2 million and 37.9 million potential shares of common stock equivalents outstanding at December 31, 2007, 2008 and 2009, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.
     In connection with the sale to the public of $373.8 million of 4% Senior Convertible Notes due 2013 (the “Senior Notes”) on June 26, 2008, the Company entered into a common stock lending agreement with an affiliate of Lehman Brothers, Inc., the lead underwriter, pursuant to which the Company loaned 30,856,538 shares of its common stock to the affiliate (see Note 10). These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the notes. On September 15, 2008 and October 3, 2008, respectively, the parent company of the lead underwriter, Lehman Brothers Holdings Inc. and the lead underwriter’s affiliate that entered into the capped call transaction filed for protection under Chapter 11 of the federal Bankruptcy Code. The lead underwriter’s affiliate that entered into the stock lending agreement with the Company was placed into administration in the United Kingdom shortly thereafter. As a result of the bankruptcy filing, the lead underwriter’s affiliate was contractually required to return the shares to the Company. The Company has since demanded the immediate return of all outstanding borrowed shares, however, the shares have not yet been returned. While the Company believes it is exercising all of its legal remedies, it has included these shares in its per share calculation on a weighted average basis due to the uncertainty regarding the recovery of the borrowed shares.
SEGMENT REPORTING
     The Segment Reporting topic of the FASB codification establishes standards for reporting information about operating segments. The information in this report is provided in accordance with the requirements of this guidance and is consistent with how business results are reported internally to management. The Company currently operates as one segment.
USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management, there may be other estimates or assumptions that are reasonable. The Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.
FAIR VALUE OF FINANCIAL INSTRUMENTS
     Financial instruments, including cash equivalents, marketable securities, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2008 and 2009. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
RECENT ACCOUNTING PRONOUNCEMENTS
     Recent accounting pronouncements, not included below, are not expected to have a material impact on the Company’s consolidated financial position and results of operations.
     In June 2008, an update was made to the Earning Per Share topic of the FASB codification that clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The new guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective January 1, 2009 and with the exception of the fourth quarter of 2007 there is no impact due to current and prior period losses as such losses are not attributable or allocated to such securities.
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
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
     In October 2009, an update was made to the Revenue Recognition topic of the FASB codification that removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures topic of the FASB codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted). The Company does not expect the adoption of the guidance to have an impact on its consolidated financial position and results of operations.
     In October 2009, an update was made to the Debt topic of the FASB codification that amends the topic to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. This update is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
     In January 2010, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2009 except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of the guidance to have an impact on its consolidated financial position and results of operations.
3. INVENTORY
     Inventory consisted of the following at December 31 (in thousands):

	December 31,
	2008	2009
Raw materials	$17,928	$18,327
Work-in-process	3,910	7,643
Finished goods	1,662	8,920

	$23,500	$34,890

Prepaid cost of inventory	$183,889	$173,207
Less: current portion	11,696	25,634

Noncurrent portion	$172,193	$147,573

     The Company has entered into multiple multi-year silicon supply agreements, several of which required advanced funding under the contract. These prepayments, which are non-refundable, are presented on the balance sheet in Prepaid Cost of Inventory and will be amortized as an additional cost of inventory as silicon is delivered and utilized by the Company. Prepayments are classified as short-term based upon the value of silicon contracted to be delivered during the next twelve months. The Company carries these prepayments on its balance sheet at cost and periodically evaluates the vendor’s ability to fulfill the silicon contract.
     On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silpro. This supply agreement provided the general terms and conditions pursuant to which Silpro would supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company loaned Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time was recorded as an adjustment to the cost of inventory. At December 31, 2008 this loan is presented on the balance sheet as loan receivable from silicon supplier. In April 2009 as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the loan receivable from Silpro and the related interest will not be repaid and the Company recognized a non-cash charge of $43.9 million. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure further financing.
4. FIXED ASSETS
     Fixed assets consisted of the following at December 31 (in thousands):

	Useful	December 31,
	Life	2008	2009
Land		$119	$119
Buildings	40 years	97,957	208,909
Laboratory and manufacturing equipment	3-7 years	182,109	257,186
Computer and office equipment	3-7 years	4,594	5,890
Leasehold improvements	Lesser of 15 to 20 years or lease term	16,413	16,418
Assets under construction		175,880	34,297

		477,072	522,819
Less: Accumulated depreciation		(70,881)	(92,138)

		$406,191	$430,681

     During 2007, the Commonwealth of Massachusetts support program awarded the Company $20.0 million in grants towards the construction of its Devens, Massachusetts manufacturing facility, virtually all of which has been received as of December 31, 2009. The grants have been capitalized as a reduction of the construction costs. The funds granted are subject to repayment by the Company if, among other conditions, the Devens manufacturing facility does not create and maintain 350 new jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs per annum that are not created. Because the Company has the ability and intent to satisfy the obligations under the awards, the grant monies received will be amortized over the same period as the underlying assets to which they relate.
     On October 30, 2009, the Board of Directors of the Company committed it to a plan to transition its panel assembly from its manufacturing facility in Devens, Massachusetts to China. The transition, which is expected to begin in mid-2010, is anticipated to be completed within 12 to 18 months. The Company estimates it will incur non-cash charges of approximately $40 million associated with the accelerated depreciation of panel assembly equipment, which is expected to be recognized ratably over the transition period and began in the fourth quarter of 2009.
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
     Depreciation expense for the years ended December 31, 2007, 2008 and 2009 was $7.4 million, $18.2 million and $46.1 million, respectively, exclusive of the write downs noted above.
     As of December 31, 2009, the Company had outstanding commitments for capital expenditures of approximately $14.7 million, primarily for the construction and equipment for its Devens facility and for its new Midland, Michigan and Wuhan, China facilities.
5. INVESTMENT IN SOVELLO AG
     Through December 19, 2006, the Company owned 64% of Sovello and consolidated the financial statements of Sovello in accordance with the provisions of the Consolidation topic of the FASB. As a result of the Company’s reduction in ownership in Sovello to one-third on December 19, 2006, the Company has applied the equity method of accounting for its share of Sovello’s operating results from December 20, 2006 forward in accordance with the guidance provided by the Equity Method and Joint Ventures topic of the FASB Codification.
Evergreen Solar Loans to Sovello
     In January 2007, the Company, REC and Q-Cells entered into a new shareholder loan agreement with Sovello. Under the terms of the shareholder loan agreement, Sovello repaid all outstanding shareholder loans at that time, plus accrued interest, in exchange for a shareholder loan of 30 million Euros (approximately $43.0 million at December 31, 2009 exchange rates) from each shareholder. Since that time, the Company, REC and Q-Cells have entered into several other shareholder loan agreements with Sovello with the Company’s share denominated in U.S. dollars. Interest on the January 2007 loan and the $18.2 million June 2008 loan is payable quarterly in arrears, however such payments have been suspended. Interest on the $10.6 million December 2008 loan and $6.7 million March 2009 loan is payable concurrent with the repayment of the underlying principal amounts. The loans, which in the aggregate total approximately $78.5 million at December 31, 2009, prior to the impairment charge, carry interest rates ranging from 5.43% to 7.0% and are included in “Investments in and advances to Sovello AG” on the balance sheet. Based upon an agreement between Sovello’s shareholders and Sovello’s bank, the loans and interest thereon will not be repaid until the earlier of the completion of an initial public offering or other liquidity event generating sufficient cash to repay the bank loans.
     The financial information for Sovello for the years ended December 31, 2007, 2008 and 2009 is as follows (in thousands):

	For the Years Ended December 31,
	2007	2008	2009
Revenue	$193,613	$323,911	$158,113
Cost of goods sold	159,781	247,567	181,312
Other expenses	27,320	50,034	67,049
Net income (loss)	6,512	26,310	(90,248)

	As of December 31,
	2008	2009
Current assets	$241,871	$138,925
Non-current assets	408,347	431,941
Current liabilities	181,550	412,110
Non-current liabilities	318,627	67,067
     On April 30, 2007, the Company, Q-Cells and REC entered into a Guarantee and Undertaking Agreement in connection with Sovello entering into a loan agreement with a syndicate of lenders led by Deutsche Bank AG (the “Guarantee”). The loan agreement originally provided Sovello with aggregate borrowing availability of up to 142.0 million Euros (approximately $203.5 million at December 31, 2009 exchange rates) which was subsequently amended to 192.5 million Euros in September 2008 (approximately $275.9 million at December 31, 2009 exchange rates). Pursuant to the Guarantee, the Company, Q-Cells and REC each agreed to guarantee a one-third portion of the loan outstanding, up to 30.0 million Euros of Sovello’s repayment obligations under the loan agreement. As of December 31, 2009, the total amount of debt outstanding under the loan agreement was 68.3 million Euros (approximately $97.9 million at December 31, 2009 exchange rates), all of which was current, which represents a reduction of approximately 52.7 million Euros from December 31, 2008 (approximately $75.5 million at December 31, 2009 exchange rates). Repayment of the loan is due in quarterly installments through December 31, 2011 (see Note 5).
     Sovello has been in default under its bank loan agreement since the end of 2008. On April 15, 2009, the Company entered into a new guarantee of loan obligations on behalf of Sovello. Pursuant to the new guarantee, the Company agreed to guarantee up to 10 million Euros (approximately $14.3 million at December 31, 2009 exchange rates) of Sovello’s repayment obligations under a syndicated loan agreement with a syndicate of lenders led by Deutsche Bank. Sovello’s other shareholders also entered into guarantees for an additional 20 million Euros (approximately $28.7 million at December 31, 2009 exchange rates) with Deutsche Bank on the same terms as the Company.
     The shareholder guarantees were provided by the Company and Sovello’s other shareholders in connection with ongoing discussions between Sovello, Deutsche Bank and the shareholders regarding a restructuring of Sovello’s obligations under the Loan Agreement. In connection with the guarantees, the Company, Q-Cells and REC also entered into a letter agreement with Deutsche Bank. Pursuant to the letter agreement the three Sovello shareholders made loans to Sovello in the aggregate amount of 15 million Euros (approximately $21.5 million at December 31, 2009 exchange rates), including the U.S. dollar equivalent of 5 million Euros (approximately $7.2 million at December 31, 2009 exchange rates) loaned by the Company. Also, pursuant to the letter agreement, the shareholders initially agreed to provide Sovello through August 15, 2009 with additional liquidity, if needed, other than payments that might be required pursuant to the Loan Agreement. This date was subsequently extended to January 2010. In conjunction with the agreement the bank syndicate had requested that each shareholder put an additional 2.0 million Euro into escrow (approximately $2.9 million at December 31, 2009 exchange rates) to continue good faith negotiations on restructuring Sovello’s debt. The escrow deposits, which were made by the shareholders during the third quarter of 2009, have since been contributed as additional equity to Sovello and remitted to the banks as a loan payment.

     During December 2009, the Company paid approximately 4.2 million Euros (approximately $6.0 million at December 31, 2009 exchange rates) under the guarantee. On January 28, 2010, the bank terminated the loan agreement with Sovello but has not yet demanded repayment of the outstanding loan. On February 8, 2010, the Company and Sovello’s other shareholders each repaid the remaining 5.8 million Euros (approximately $8.3 million at December 31, 2009 exchange rates) outstanding under the guarantee.
     On January 29, 2010, the European Commission announced a decision that a certain portion of the grants known as the SME Bonus which had been awarded to Sovello in 2006 should be recalled. The amount to be recalled, 9.1 million Euros (plus approximately 2.5 million Euros in interest) (in total approximately $16.6 million at December 31, 2009 exchange rates) was paid to Sovello as a special bonus available only to small and medium-sized companies. The Commission has ordered the German authorities to recover the SME-Bonus from Sovello. The Company may be required to provide funding to Sovello (approximately 2 million Euros) to repay a portion of the SME Bonus pursuant to an undertaking made to a consortium of banks led by Deutsche Bank AG that have loaned funds to Sovello.
     The Commission’s decision finds that the application submitted for the SME Bonus was incomplete and therefore inaccurate, and that Sovello’s shareholders intentionally structured Sovello to qualify for the SME Bonus. However, Sovello’s management and shareholders believe that Sovello appropriately qualified for the SME Bonus. The Company anticipates that Sovello will, therefore, pursue an appeal against the Commission’s decision.
     If the above matters are not satisfactorily resolved, Sovello may need to declare insolvency which could result in further financial obligations for the Company. Alternatively, we may provide a small amount of additional capital to Sovello in connection with the sale of Sovello to a new shareholder. However, it is difficult to predict exactly the amount of, if any, further costs that may be incurred by the Company in the event of an insolvency of Sovello.
Impairment
     Despite the Company’s success in rapidly expanding Sovello’s production capacity, Sovello’s business faced significant financial difficulties as a result of the overwhelming recent market downturn in demand and pricing for its products. Accordingly, Sovello has been in default under its bank loan agreement since the end of 2008. In light of this and other financial difficulties, including the on-going deterioration in world-wide pricing for their products, the Company recorded an impairment charge during the third quarter of 2009 of approximately $69.7 million related to its aggregate investment in Sovello. In making this assessment, the Company performed an expected value calculation that considered a range of scenarios including Sovello’s ability to continue as a going concern, forecasted 2010 EBITDA which included current projections of volumes and selling prices, and enterprise value multiples of comparable entities. As a result of further deterioration in Sovello’s financial position during the fourth quarter of 2009, the Company wrote-off its remaining investment in addition to recording charges associated with its guarantee and for estimated payments relating to undertakings with Sovello’s bank and for other expected costs which combined totaled approximately $56.3 million. Sovello’s shareholders are attempting to negotiate a sale of the business that would allow Sovello to continue to operate with a small final capital contribution from the shareholders. If such a transaction cannot be negotiated, Sovello will likely become insolvent which could result in further limited financial obligations for the Company, including payment of a portion of certain recalled state subsidies.

     The Company and the other shareholders of Sovello are now attempting to sell Sovello. If it cannot be sold by the shareholders, it will likely become insolvent and will be sold or liquidated to repay amounts outstanding under Sovello’s credit agreement with its banks. The sale that the Company is attempting to negotiate will require it to make a small additional investment in Sovello. In the case of either a sale or insolvency the Company believes its additional obligations that could arise are limited, but no assurance can be made regarding additional potential costs given the uncertainties associated with negotiating a sale of a distressed company or the possible insolvency process.
6. LONG TERM DEBT
Convertible Subordinated Notes
     On June 29, 2005, the Company issued 4.375% convertible subordinated notes due 2012 (“Notes”) in the aggregate principal amount of $90.0 million with interest on the Notes payable semiannually. The Company received proceeds, net of offering costs, of $86.9 million a portion of which was used to (1) increase research and development spending on promising next generation technologies, (2) explore further expansion opportunities and (3) fulfill its commitments with Sovello. On July 7, 2008, the Company notified the holders of the Notes that on July 22, 2008 (the “Redemption Date”) it would redeem all the outstanding Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the Redemption Date. In lieu of redemption, all of the Notes were converted to common stock of the Company and the Company issued 12,178, 607 shares of common stock to the note holders on July 22, 2008.
Senior Convertible Notes
     On July 2, 2008, the Company completed its public offering of $373.8 million aggregate principal amount of its Senior Notes. Net proceeds to the Company from the Senior Notes offering, including the cost of the capped call transaction (see Capped Call), were approximately $325.8 million. The Company’s financing costs associated with the Senior Notes are being amortized over the five year term.
     The Senior Notes bear cash interest at the rate of 4% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2009, with an effective interest cost of approximately 8.4% as a result of the adoption of the guidance required by the Debt Conversion and Other topic of the FASB codification. The Senior Notes will mature on July 15, 2013 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The Senior Notes are not redeemable at the Company’s option prior to the stated maturity date. If certain fundamental changes occur at any time prior to maturity, holders of the Senior Notes may require the Company to repurchase their Senior Notes in whole or in part for cash equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Company’s Senior Notes is estimated based on quoted market prices which were trading at an average of approximately 52% of par value as of December 31, 2009, or approximately $194.4 million.
     At maturity and upon certain other events, including a change of control and when the trading price of the Company’s common stock exceeds 130% of the then effective conversion price, the Senior Notes are convertible into cash up to their principal amount and shares of the Company’s common stock for the remainder, if any, of the conversion value in excess of such principal amount at the initial conversion rate of 82.5593 shares of common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $12.1125 per share). Subject to certain exceptions and limitations, the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading at the conversion price of $12.1125 (or lower) would receive $1,000 (or less) in cash, and the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading above the conversion price of $12.1125 would receive $1,000 in cash and shares of the Company’s common stock to the extent that the market value of the Company’s common stock multiplied by the conversion rate, which is initially 82.5593, exceeds $1,000. If a non-stock change of control occurs and a holder elects to convert Senior Notes in connection with such non-stock change of control, such holder may be entitled to an increase in the conversion rate. The conversion rate may also be adjusted under certain other circumstances, including, but not limited to, the issuance of stock dividends and payment of cash dividends. The Senior Notes were originally accounted for as traditional convertible debt, with no bifurcation of the conversion feature recognized as a separate asset or liability. However, effective January 1, 2009, in accordance with the Debt topic of the FASB codification, the Company has separately accounted for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate (see Note 2 for the impact of the Company’s adoption and related retrospective application of the guidance).

     For each of the years ended December 31, 2007, 2008 and 2009, the Company recorded approximately $4.4 million, $15.6 million and $28.2 million, respectively, in interest expense associated with its Notes and Senior Notes (which includes non-cash interest of approximately $5.1 million and $11.7 million in 2008 and 2009, respectively, associated with the guidance of the Debt topic of the FASB codification), and capitalized interest of approximately $983,000, $7.5 million and $2.6 million, respectively.
Capped Call
     In connection with the Company’s Senior Notes offering on June 26, 2008, the Company entered into a capped call transaction with respect to the Company’s common stock with an affiliate of Lehman Brothers Inc., the lead underwriter for the offering, in order to reduce the dilution that would otherwise occur as a result of new common stock issuances upon conversion of the Senior Notes. The capped call transaction has an initial strike price of $12.1125 per share, subject to certain adjustments, which matches the initial conversion price of the Senior Notes, and has a cap price of $19.00 per share.
     The capped call transaction was designed to reduce the potential dilution resulting from the conversion of the Senior Notes into shares of common stock, and effectively increase the conversion price of the Senior Notes for the Company to $19.00 per share from the actual conversion price to the note holders of $12.11 per share. The total premium to be paid by the Company for the capped call was approximately $68.1 million, of which $39.5 million was paid contemporaneously with the closing of the Senior Notes offering and the remaining $28.6 million was required to be paid in nine equal semi annual installments beginning January 15, 2009. In accordance with the guidance in Distinguishing Liability from Equity topic in the FASB codification and the Derivative and Hedging topic in the FASB codification, the capped call instrument was classified as equity and therefore the up-front capped call premium plus the present value of the future installments were recorded in additional paid-in capital. As this instrument does not qualify as a derivative under Derivatives and Hedging topic of the FASB codification, it will not be subject to mark-to-market adjustments in future periods.
     On September 15, 2008 and October 3, 2008, respectively, the parent company of the lead underwriter, Lehman Brothers Holdings Inc. and the lead underwriter’s affiliate filed for protection under Chapter 11 of the federal Bankruptcy Code, each an event of default under the capped call transaction. As a result of the default, the affiliate is not expected to perform its obligations if such obligations were to be triggered and the Company’s obligations under the agreement have been suspended. The Company believes it has the right to terminate the capped call transaction based on the defaults that have occurred. Accordingly the remaining premium liability under the capped call transaction was reversed against equity.
     On September 9, 2009, the Company received notification from the lead underwriter’s affiliate purporting to terminate the capped call transaction based on the Company’s failure to pay certain amounts under the capped call transaction. On September 25, 2009, the Company received a letter from the same party requesting payment of $19,992,487 (plus $340,673 in interest) as payment for the termination of the capped call transaction. If litigation is commenced, the Company has reason to believe the affiliate of the lead underwriter will claim at least $5 million more (plus interest) than it previously demanded.
     Despite the letter received, the Company rejects any assertions that (i) the lead underwriter’s affiliate has the right to terminate the capped call transaction, (ii) that the Company has defaulted on any payment obligations under the capped call transaction and (iii) that any amounts are currently due and payable to the affiliate under the capped call transaction. The Company intends to vigorously defend against all such claims by the lead underwriter’s affiliate and any related parties should they be asserted.
     In connection with the sale of the Senior Notes, the Company also entered into a common stock lending agreement (see Common Stock Lending Agreement within Note 10).
Loan Payable
     Pursuant to the Investment Agreement, HSTIC invested the RMB equivalent of

$33 million in Evergreen Wuhan in exchange for 66% of Evergreen Wuhan’s shares. This payment obligation will require the Company to pay to HSTIC for its shares in Evergreen Wuhan an amount equal to HSTIC’s aggregate investment of $33 million plus interest of 7.5% compounded annually, no later than 2014, the end of the five year period after receipt of the investment.
     The Investment Agreement also sets forth certain negative and affirmative covenants that must be complied with to avoid accelerating the Company’s obligation to pay for HSTIC’s shares. Covenants include, but are not limited to, reporting obligations and approval requirements for certain affiliate transactions and other extraordinary business activities. If the Company fails to meet its obligation to pay for HSTIC’s shares at the end of five years or upon the possible acceleration of the payment term, the Company will be required to relinquish its Board and management control over Evergreen Wuhan.
     Interest incurred on the loan as of December 31, 2009, which is payable in conjunction with the loan repayment, was approximately RMB 7.4 million ($1.1 million at December 31, 2009 exchange rates). The combined loan and related interest amounts have been included in Loan Payable on the balance sheet.
7. LINE OF CREDIT
     On October 16, 2008, the Company entered into a Loan and Security Agreement with a bank for a credit facility that provides for a $40 million secured revolving line of credit which, provided the Company is not in default of any covenants, may be used to borrow revolving loans or to issue letters of credit on its behalf, and includes a foreign exchange sublimit and a cash management services sublimit. The Company is currently in default as described below and cannot draw on the credit facility.
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
     As of December 31, 2009, the Company, which has approximately $2.9 million of outstanding letters of credit, is in violation of the financial covenant described above and, as a result, does not have availability under the line. As a result it has segregated cash to collateralize these outstanding letters of credit which is included in restricted cash on the balance sheet.
     In March 2010, the Company terminated its line of credit.

8. COMMITMENTS AND CONTINGENCIES
Potential Litigation with Lehman Brothers.
     On September 25, 2009, the Company received a letter from an affiliate of the lead underwriter to its Senior Notes offering requesting payment of $19,992,487 (plus $340,673 in interest) as payment for the termination of the capped call transaction (see Note 6) which the affiliate believes it has the right to terminate and purported to terminate in a letter received by the Company on September 9, 2009. If litigation is commenced, the Company has reason to believe the affiliate of the lead underwriter will claim at least $5 million more (plus interest) than it previously demanded.
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
Noise Noncompliance Proceedings for the Devens Manufacturing Facility.
     In late March 2009, initial complaints regarding noncompliance with applicable noise restrictions were made to the Devens Enterprise Commission, (the “DEC”), the governmental authority that regulates development and zoning within the Devens Enterprise Zone where the Company’s Devens, Massachusetts manufacturing facility is located.
     After the issuance by the DEC of two noncompliance notices and initial efforts by the Company to remedy the noncompliance and various administrative proceedings, on July 14, 2009, the DEC adopted a Resolution which required the Company to attenuate certain noises being generated by the Devens facility in violation of the DEC’s noise regulations by September 2009.
     At this time, the Company believes it is operating in compliance with the DEC’s regulations but the DEC has extended the deadline for full compliance with the Resolution so that some testing of noise levels can be completed and certain other requirements from the Resolution can be addressed, including a worst case scenario test to confirm that the facility will comply with the noise restrictions under all possible operating conditions, possible modifications to the facility to enable it to pass the worst case scenario test and the approval and installation of a long-term monitoring system. The Company’s temporary certificate of occupancy for the facility has been extended until August 2010.
Product Warranty
     The Company’s current standard product warranty includes a five-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance which are standard in the solar industry. When it recognizes revenue, it accrues a liability for the estimated future costs of meeting its warranty obligations, our levels of which are consistent with industry ranges. The Company makes and revises this estimate based on the number of solar panels shipped and its historical experience with warranty claims. During 2008, the Company re-evaluated potential warranty exposure as a result of the substantial increase in production volumes at its Devens, Massachusetts manufacturing facility. As such, it increased its estimated future warranty costs to approximately $2.4 million as of December 31, 2009.
     The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its products and reduce its warranty exposure. Its warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.
     The following table summarizes the activity regarding the Company’s warranty accrual for the years ended December 31, 2008 and 2009, respectively (in thousands):

	2008	2009
Balance at beginning of year	$705	$1,182
Warranty costs accrued	585	1,335
Warranty costs incurred	(108)	(149)

Balance at end of year	$1,182	$2,368

Other
     As of December 31, 2009, the Company had outstanding commitments for capital expenditures of approximately $14.7 million, expected to be fulfilled in 2010, primarily for the construction and equipment for its Devens facility and equipment and construction for its new Wuhan, China facility. Additionally, the Company had approximately $489.3 million in commitments for raw material purchases over the next 10 years as of December 31, 2009.
9. FAIR VALUE MEASUREMENTS
     In September 2006, the Company adopted the guidance of the Fair Value Measurements and Disclosures topic of the FASB codification, which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The guidance defines fair value based upon an exit price model.
Valuation Hierarchy
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
          The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 and 2009 (in thousands):

	December 31, 2008
		Quoted Prices	Using Significant	Using Significant
	Total	in Active	Other Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Money markets	$65,599	$65,599	$—	$—
Government obligation	10,000	—	10,000	—
Marketable securities	66,621	—	66,621	—

	December 31, 2009
		Quoted Prices	Using Significant	Using Significant
	Total	in Active	Other Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Money markets	$20,007	$20,007	$—	$—
Term deposit	29,751	29,751	—	—
Valuation Techniques
     Money Market funds are measured at fair value using unadjusted quoted prices in active markets for identical securities and are classified within Level 1 of the valuation hierarchy. Government obligations and marketable securities are measured using quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) and inputs that are derived principally from or corroborated by observable market data by correlation or other means and are classified within Level 2 of the valuation hierarchy.
10. STOCKHOLDER’S EQUITY
     The Company has two classes of capital stock: common and preferred. As of December 31, 2007, the Company had 150,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. At the Company’s annual meeting of stockholders on June 18, 2008, the stockholders approved a resolution increasing the number of authorized shares of common stock from 150,000,000 to 250,000,000, the amount reflected on the Company’s balance sheet as of December 31, 2008. In addition, 1,500,000 shares were authorized for future issuance under the Company’s 2000 Stock Option and Incentive Plan. At the Company’s special shareholders’ meeting on December 9, 2009, an amendment was approved to the Company’s Third Amended and Restated Certificate of Incorporation to increase the authorized shares of its common stock from 250,000,000 to 450,000,000, the amount reflected on the Company’s balance sheet as of December 31, 2009. At December 31, 2009, 12,150,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan.
     On April 17, 2007, the Company entered into a multi-year polysilicon supply agreement with OCI under which OCI will supply the Company with polysilicon at fixed prices which began in late 2008 and continuing through 2014. Concurrent with the execution of the supply agreement, OCI purchased 3.0 million shares of the Company’s common stock at the then current market value. In addition the company issued an additional 10.75 million shares of transfer restricted common stock. The restrictions on the common stock will lapse upon the delivery of 500 metric tons of silicon to the Company by OCI. Issuance of the restricted shares represented a prepayment of inventory cost valued at approximately $119.9 million, based on the issuance date market price of the Company’s common shares adjusted for a discount to reflect the transfer restriction, and will be amortized as an additional cost of inventory as silicon is delivered by OCI and utilized by the Company. When the transfer restriction on these shares lapse, the Company will record an additional cost of inventory equal to the value of the discount associated with the restriction at that time.
     On May 30, 2007, the Company closed a public offering of 17,250,000 shares of its common stock, which included the exercise of an underwriters’ option to purchase 2,250,000 additional shares. The shares of common stock were sold at a per share price of $8.25 (before underwriting discounts).
     Net proceeds to the Company from the combined OCI stock purchase and public offering transactions were approximately $170.7 million.
     On February 15, 2008, the Company closed a public offering of 18.4 million shares of its common stock, which included the exercise of an underwriter’s option to purchase 2.4 million additional shares. The shares of common stock were sold at a per share price of $9.50 (before underwriting discounts). The net proceeds to the company from the public offering were approximately $166.7 million.
     On May 28, 2009, the Company completed a public offering of $42.6 million share of its common stock. The shares of common stock were sold at a per share price of $1.80 (before underwriting discounts). Proceeds to the Company from the public offering were approximately $72.4 million, net of reimbursed legal fees and the underwriter’s discount of approximately $3.7 million.
Common Stock Lending Agreement
     Concurrent with the offering and sale of the Senior Notes on June 26, 2008, the Company entered into a common stock lending agreement (the “Common Stock Lending Agreement”) with an affiliate (the “Common Stock Borrower”) of the lead underwriter, pursuant to which the Company loaned 30,856,538 shares of its common stock (the “Borrowed Shares”) to the Common Stock Borrower. The Common Stock Borrower offered the 30,856,538 shares in a separate registered offering. The Common Stock Borrower received all of the proceeds from the sale of the borrowed common stock. In consideration for the issuance of the Borrowed Shares, the Common Stock Borrower paid the Company a nominal loan fee. The Common Stock Borrower is required to deliver to the Company 30,856,538 shares of its common stock upon the earliest of (i) July 15, 2013, (ii) the Company’s election, at such time that the entire principal amount of notes ceases to be outstanding, (iii) the mutual agreement of the Company and the Common Stock Borrower, (iv) the Company’s election, upon a default by the Common Stock Borrower, and (v) the Common Stock Borrower’s election, at any time. The obligations of the Common Stock Borrower under the Common Stock Lending Agreement are guaranteed by the parent company of lead underwriter, Lehman Brothers Holdings Inc.
     These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the Senior Notes. On September 15, 2008, Lehman Brothers Holdings Inc., the parent company of the lead underwriter filed for protection under Chapter 11 of the federal Bankruptcy Code and the Common Stock Borrower was placed into administration proceeding in the United Kingdom shortly thereafter. As a result of the bankruptcy filing and the administration proceeding, the Common Stock Lending Agreement automatically terminated and the Common Stock Borrower was contractually required to return the shares to the Company. The Company has since demanded the immediate return of all outstanding borrowed shares, however, the shares have not yet been returned. While the Company believes it is exercising all of its legal remedies, it has included these shares in its per share calculation on a weighted average basis due to the uncertainty regarding the recovery of the borrowed shares.

11. STOCK BASED COMPENSATION
     The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations under the guidance (in thousands):

	For the Years ended December 31,
	2007	2008	2009
Cost of revenue	$617	$1,214	$1,785
Research and development expenses	1,633	1,538	1,415
Selling, general and administrative expenses	4,008	3,548	3,167
Facility start-up	124	946	302

	$6,382	$7,246	$6,669

     Stock-based compensation costs capitalized as part of the construction costs of the Company’s Devens manufacturing facility were approximately $25,000, $447,000 and $112,000 for the years ended December 31, 2007, 2008 and 2009, respectively.
Stock Incentive Plans
     The Company is authorized to issue up to 12,150,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 1,520,843 shares are available for future issuance or future grant as of December 31, 2009. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All awards granted will expire 10 years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.
     Stock option activity under the 2000 Plan is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)
Outstanding at January 1, 2007	5,309	$4.20
Granted	16	10.63
Exercised	(1,031)	3.20
Forfeited	(109)	6.02

Outstanding at December 31, 2007	4,185	4.43
Granted	—	—
Exercised	(442)	2.38
Forfeited	(55)	6.44

Outstanding at December 31, 2008	3,688	4.65
Granted	872	2.24
Exercised	(28)	1.81
Forfeited	(436)	4.20

Outstanding at December 31, 2009	4,096	$4.20

     The following table summarizes information about stock options outstanding at December 31, 2009:

			Options Outstanding		Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
		(in thousands)			(in thousands)
$1.32	$1.60	27	3.52	$1.53	27	$1.53
1.61	1.61	1,638	3.94	1.61	1,638	1.61
1.68	2.17	322	3.61	2.01	322	2.01
2.24	2.24	706	9.41	2.24	—	—
2.29	6.51	442	4.28	4.14	442	4.14
6.63	8.63	425	5.25	7.50	425	7.50
8.88	13.97	190	5.65	10.74	187	10.71
14.00	14.00	35	0.84	14.00	35	14.00
15.09	15.09	295	6.15	15.09	221	15.09
19.00	19.00	16	0.84	19.00	16	19.00

		4,096	5.23	$4.20	3,313	$4.37

     There was virtually no aggregate intrinsic value of vested outstanding options as of December 31, 2009. The aggregate intrinsic value of outstanding options as of December 31, 2008 was $3.2 million, all of which relates to options that were vested. The aggregate intrinsic value of outstanding options as of December 31, 2007 was $53.8 million, of which $47.3 million relates to options that were vested. The intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 were approximately $11.5 million, $4.3 million and $18,000, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2007 and 2009 was $9.39 and $1.86, respectively. No options were granted during 2008. As of December 31, 2009, there was $1.1 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. Total cash received from the exercise of stock options was approximately $3.3 million, $1.1 million and $50,000 for the years ended December 31, 2007, 2008 and 2009, respectively.
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted for the fiscal years ended December 31, 2007 and 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2007	2009
Expected options term (years)	6.25	4.5 -9.25
Risk-free interest rate	5.1%	1.31% - 2.08%
Expected dividend yield	None	None
Volatility	155%	102% - 127%

     The Company’s expected option term assumption was determined using historical activity for estimating the expected option life. The expected stock volatility factor was determined using historical daily price changes of the Company’s common stock. The Company bases the risk-free interest rate that is used in the stock option valuation model on U.S. Treasury securities issued with maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. There were 872,000 options granted for the year ended December 31, 2009.
     The Company values restricted stock units and restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures. Restricted stock activity is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding at January 1, 2007	1,129	$14.25
Granted	1,986	9.39
Vested	(133)	10.45
Forfeited	(145)	14.39

Outstanding at December 31, 2007	2,837	11.02
Granted	696	9.21
Vested	(339)	8.12
Forfeited	(62)	10.64

Outstanding at December 31, 2008	3,132	10.94
Granted	861	1.93
Vested	(488)	1.74
Forfeited	(664)	8.38

Outstanding at December 31, 2009	2,841	$10.39

     Included in the outstanding restricted shares are 1.3 million shares of performance-based restricted stock. The Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers in February 2007 and 100,000 to an executive officer in July 2007, of which 200,000 shares have since been cancelled due to employee terminations, which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2012. Also, in February 2006, the Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers, of which 200,000 shares have since been cancelled due to employee terminations, which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2011. As of December 31, 2009, the Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $15.1 million of compensation expense associated with these performance-based awards if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.

     As of December 31, 2009, there was $6.8 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the Company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 1.7 years. The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of December 31, 2009 was $4.3 million. During the years ended December 31, 2007, 2008, and 2009, approximately 133,000, 339,000 and 488,000 shares of restricted stock vested, respectively, with an aggregate vest-date fair value of approximately $1.4 million, $2.8 million and $849,000, respectively.
12. WRITE-OFF OF LOAN RECEIVABLE FROM SILICON SUPPLIER
     On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silpro. This supply agreement provided the general terms and conditions pursuant to which Silpro would supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company agreed to loan Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time was recorded as an adjustment to the cost of inventory. At December 31, 2008, this loan is presented on the balance sheet as loan receivable from silicon supplier. In April 2009, as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the loan receivable from Silpro and the related interest will not be repaid and the Company recognized a non-cash charge of $43.9 million. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure further financing.
13. FACILITY START-UP COSTS
     In preparing for the operations of its Devens, Massachusetts, Midland, Michigan and Wuhan, China facilities, the Company incurred start-up costs of approximately $30.6 million and $10.1 million for the years ended December 31, 2008 and 2009, respectively. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with preparing and qualifying the facilities for production. Construction on the facility in Devens began in September 2007 with the first solar panels produced late in the third quarter of 2008. Construction of the facility in Midland began during the third quarter of 2008 with the first production runs beginning in the fourth quarter of 2009. Planning for its facility in China, which is expected to be operational during mid-2010, began during the second quarter of 2009.
14. RESTRUCTURING CHARGES
     For the year ended December 31, 2009, the Company recorded costs of approximately $11.9 million, a substantial portion of which relates to the acceleration of its strategic initiative to focus on its unique wafer manufacturing technology and transition its Devens based panel assembly to China as was approved in the fourth quarter of 2009. The Company expects to reduce manufacturing costs associated with panel assembly once the transition is completed. The charges associated with beginning this transition were comprised primarily of accelerated depreciation. In addition to the charges for panel assembly, the Company incurred on-going costs, including rent, depreciation, utilities, supplies and professional fees associated with closing its Marlboro, Massachusetts pilot manufacturing facility in December 2008. On December 31, 2008, the Company ceased production at its Marlboro pilot manufacturing facility as part of its restructuring plan to lower overhead costs and reduce overall cash requirements. Ongoing R&D activities continue to be performed at its research and development facility in Marlboro; and advanced manufacturing piloting activities are now performed at its Devens manufacturing facility with little to no impact to overall production capacity. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility. The charges recorded for December 31, 2008 were comprised of leasehold improvements and other related building costs of $5.4 million, equipment of approximately $20.9 million, inventory and spare parts of $3.9 million, and salaries and personal costs associated with severance of approximately $0.2 million. The Company expects it will continue to incur occupancy and moving costs through the expiration of the lease in mid-2010 and incur location restoration costs.

15. INCOME TAXES
     Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the following for the years ended December 31 (in thousands):

	2007	2008	2009
Income tax benefit at U.S. federal statutory tax rate	$(5,696)	$(29,769)	$(92,921)
State income taxes, net of federal tax effect	(1,160)	(9,633)	(20,886)
Permanent items	1,188	1,028	284
Other items — tax credits, expiration of NOL’s, other	(207)	(288)	2,591
Change in deferred tax asset valuation allowance	5,875	38,662	102,842

	$—	$—	$(8,090)

     As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $353.1 million and $300.0 million, respectively, available to reduce future taxable income which begin to expire in 2010. In addition, the Company has excess tax deductions related to equity compensation of approximately $24.4 million of which the benefit will be realized when it results in a reduction of taxable income in accordance with the Stock Compensation topic of the FASB codification. The Company also had federal and state research and development tax credit carryforwards of approximately $3.2 million and $1.4 million, respectively, which begin to expire in 2018 and state investment tax credit carryforwards of approximately $13.1 million which begin to expire in 2010, available to reduce future tax liabilities.
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
     Deferred tax assets consist of the following at December 31, 2008 and 2009, respectively (in thousands):

	2008	2009
Gross deferred tax assets
Net operating loss carryforwards	$57,787	$138,877
Research and development credit carryforwards	7,288	11,629
Capitalized R&D expenses	18,044	19,995
Accrued expenses and deferred compensation	4,711	5,974
Basis difference in synthetic debt	14,876	12,453
Reserve on receivables from Sovello AG	—	21,323
Other, net	2,608	4,146

Total gross deferred tax assets	105,314	214,397

Less: gross deferred tax liabilities
Depreciation	(2,644)	(15,885)
Basis difference in Sovello AG	(7,357)	—
Basis difference in convertible debt	(25,055)	(22,399)
Deferred tax asset valuation allowance	(77,615)	(176,113)

Net deferred tax liability	$(7,357)	$—

     On January 1, 2007 the Company adopted the provisions related to uncertain tax positions under the Income Tax topic of the FASB codification. As a result of the implementation of this guidance, there was no adjustment to accumulated deficit or the liability for uncertain tax positions. The Company has approximately $2.1 million of reserves related to uncertain tax positions on research and development tax credits as of December 31, 2009. The Company is in the process of completing a study of its research and development tax credits which could result in additional charges to these credits. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the carry forwards upon completion of the study would be offset by a corresponding reduction to the valuation allowance.
     A reconciliation of the Company’s gross changes to uncertain tax positions from January 1 through December 31 is as follows (in thousands):

	2008	2009
Balance at beginning of year	$—	$1,995
Additions based on current year tax positions	141	80
Additions based on prior year tax positions	1,854	20

Balance at end of year	$1,995	$2,095

     Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. At December 31, 2008 and December 31, 2009 the Company had no accrued interest or penalties related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
     As a result of additional investments made in Sovello by the Company’s strategic partners in 2006 and 2007, the Company had recorded a deferred income tax liability of $7.4 million associated with the gains recognized from these additional investments, in addition to cumulative translation adjustments. The corresponding amounts were included in shareholders equity for the year ended December 31, 2008. Certain of these amounts should have been recorded with the corresponding gains recorded in 2006 and 2007. Management concluded that the impact of these adjustments on the prior periods was immaterial. During the year ended December 31, 2009 the Company recorded a $8.1 million income tax benefit in its statement of operations as a result of the impairment charge recorded against the book basis of its investment in Sovello (see Note 5). This income tax benefit arose from the reversal of the previously recorded deferred income tax liability.
16. NET LOSS PER COMMON SHARE
     The Company computes net loss per common share in accordance with the Earning Per Share topic of the FASB codification”. Under the guidance, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the years ended December 31, 2007, 2008 and 2009 does not include approximately 19.7 million, 38.2 million and 37.9 million potential shares of common stock equivalents outstanding at December 31, 2007, 2008 and 2009, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.
     In connection with the sale of Senior Notes on June 26, 2008, the Company entered into a common stock lending agreement with an affiliate of the lead underwriter pursuant to which the Company loaned 30,856,538 shares of its common stock to the affiliate (see Note 10). These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the Senior Notes. On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc., the parent company of the lead underwriter filed for protection under Chapter 11 of the federal Bankruptcy Code and the lead underwriter’s affiliate was placed into administration in the United Kingdom shortly thereafter. As a result of the bankruptcy filing and the administration, the lead underwriter’s affiliate was contractually required to return the shares to the Company. The Company has since demanded the immediate return of all outstanding borrowed shares, however, the shares have not yet been returned. While the Company believes it is exercising all of its legal remedies, it has included these shares in its basic and diluted per share calculation on a weighted average basis due to the uncertainty regarding the recovery of the borrowed shares.
17. GEOGRAPHICAL AND CUSTOMER CONCENTRATION OF INFORMATION
     Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenue:

	For the Years Ended December 31,
	2007	2008	2009
By geography:
United States	82%	58%	26%
Germany	7%	28%	52%
All other	11%	14%	22%

	100%	100%	100%

By customer:
IBC Solar AG	—	4%	17%
Ralos Vertriebs GmbH	1%	15%	15%
Wagner & Co. Solartechnik GmbH	1%	1%	14%
groSolar	12%	4%	2%
SunPower Corporation	31%	31%	—
SunEdison	14%	2%	—
All other	41%	43%	52%

	100%	100%	100%

18. RELATED PARTY TRANSACTIONS
     In the normal course of business, the Company purchases silicon from REC and OCI under existing supply agreements. For the years ended December 31, 2007, 2008 and 2009 the Company purchased silicon from REC for approximately $3.0 million, $3.2 million and $3.6 million, respectively. For the years ended December 31, 2008 and 2009 the Company purchased silicon from OCI for approximately $9.2 million and $29.2 million, respectively. As of December 31, 2008 and 2009 the Company had $576,000 and $360,000 outstanding to REC. As of December 31, 2008 and 2009 the Company had $1.6 million and $1.4 million outstanding to OCI, respectively.
     The Company earns fees from Sovello for its marketing and sale of Sovello panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to Sovello, which combined totaled approximately $11.5 million, $16.7 million and $4.7 million for the years ended December 31, 2007, 2008 and 2009, respectively. The Company also receives payments from Sovello as a reimbursement of certain research and development and other support costs it incurs that benefit Sovello. For the years ended December 31, 2007, 2008 and 2009, these costs totaled $1.9 million, $384,000 and $17,000, respectively. In addition, during the normal course of operations, the Company may buy from or sell materials to Sovello. For the years ended December 31, 2007, 2008 and 2009, the Company purchased $6.7 million, $280,000 and $134,000 in materials from Sovello, respectively, and sold $88,000, $425,000 and $38,000 in materials to Sovello, respectively. At December 31, 2008 and 2009 amounts due from Sovello of $1.9 million and $0 million, respectively, and amounts due to Sovello of $22.8 million and $17.5 million (including $15.4 million associated with certain guarantees and undertakings), respectively, are included on the accompanying consolidated balance sheets.

19. EMPLOYEE STOCK PURCHASE PLAN
     In September 2000, the Company’s Board of Directors adopted an Employee Stock Purchase Plan (“the ESPP”). Under the ESPP, eligible employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the market value of such stock. At its 2005 Annual Meeting of Stockholders held on July 15, 2005, the Company’s stockholders approved a resolution which amended the ESPP to include the following material changes: (i) an increase to 500,000 in the number of shares of the Company’s common stock that may be issued under the 2000 ESPP, (ii) the elimination of the 25-share purchase limitation for each participant for a Purchase Period and the addition of a provision that instead would allow the Compensation Committee to establish a limit for each Purchase Period in its discretion and (iii) addition of a provision to give the Compensation Committee discretion to prospectively increase the discount to purchase shares under the 2000 ESPP. In February 2009, the Compensation Committee established a limit for each Purchase Period of 500 shares per employee which was in effect for both 2009 Purchase Periods.
     During the year ended December 31, 2009, employees paid the company approximately $282,000 to purchase approximately 161,000 shares of common stock and the Company recognized approximately $158,000 of compensation expense related to this ESPP activity. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes valuation model. As of December 31, 2009, there were approximately 383,000 shares issued under the ESPP since its inception and approximately 117,000 shares of common stock available and reserved for future issuance or future grant under the ESPP.
20. WARRANTS
     In connection with the Company’s Common Stock Private Placement consummated on June 21, 2004, the Company issued warrants to purchase up to 2,298,851 shares of its common stock to the investors participating in the financing as well as a warrant to purchase 125,000 shares of common stock to CRT Capital Group LLC, as compensation for CRT Capital Group’s services as the placement agent for the Common Stock Private Placement. The terms of the placement agent warrant are identical to the terms of the warrants issued to the investors participating in the Common Stock Private Placement. The warrants entitled the holders to shares of the Company’s common stock at an exercise price of $3.34. The warrants were exercisable at any time prior to June 22, 2009. During the period ended December 31, 2009, no holders of warrants associated with the Company’s Common Stock Private Placement exercised their warrants to purchase shares of the Company’s common stock. As of December 31, 2009, no warrants remain exercisable.
21. EMPLOYEES’ SAVINGS PLAN
     The Company established a 401(k) plan in 1996 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. The Company’s 401(k) plan provides a matching contribution of 100% of participating employee contributions, up to a maximum of $750 per year. The Company made matching contributions of $144,000, $219,000 and $233,000 to participating employees during the fiscal years ended December 31, 2007, 2008, and 2009, respectively.

22. LEASES
     On March 13, 2000, the Company entered into a ten-year lease commencing July 1, 2000, for office and manufacturing space in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $464,000 in the first year to $534,000 during the last year of the lease. Rent is payable on the first day of each month and was collateralized by a $414,000 standby letter of credit. In connection with this arrangement, the Company invested in a certificate of deposit pledged to a commercial bank which is included in restricted cash on the Company’s balance sheet at December 31, 2009.
     On January 24, 2004, the Company entered into a six and one-half year lease for additional office and warehouse space in Marlboro, Massachusetts. The lease was amended in December 2004 and September 2007 to assume more office space beginning in 2005 and 2007, respectively, in consideration for a small increase in rent. Pursuant to the terms of these agreements, which expire in 2010, the Company will pay rent of approximately $200,000 in 2010.
     In January 2006, the Company entered into a seven year lease for additional space dedicated mainly to research and development in Marlboro, Massachusetts. Pursuant to the terms of the lease agreement, the Company will pay annual rent ranging from $94,000 in the first year to $171,000 during the last year of the lease. In connection with leasing this additional space, the landlord agreed to provide the Company with an incentive towards build-out costs of approximately $400,000 which the Company has included as a deferred credit to be amortized over the remaining term of the lease.
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
     In February 2009, the Company entered into a five year lease agreement for office space in Berlin, Germany. Pursuant to the terms of the lease agreement, the Company will pay annual rent of approximately 64,000 Euros (approximately $92,000 at December 31, 2009 exchange rates).
     In November 2009, the Company entered into a two year lease agreement for office space in Wuhan, China. Pursuant to the terms of the lease agreement, the Company will pay annual rent of approximately 133,000 RMB (approximately $20,000 at December 31, 2009 exchange rates).
     The following is a schedule, by year, of future minimum rental payments required under all leases that have remaining non-cancelable lease terms as of December 31, 2009 (in thousands):

2010	$2,244
2011	1,058
2012	939
2013	389
2014	8
Thereafter	—

Total	$4,638

     The Company recognizes rent expense using a straight-line convention. Occupancy expense, which includes rent, property taxes, and other operating expenses associated with all of the Company’s locations, was $1.4 million, $1.5 million and $1.5 million for the years ended December 31, 2007, 2008, and 2009, respectively.

23. UNAUDITED QUARTERLY RESULTS
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
QUARTERLY STATEMENT OF OPERATIONS
(In thousands, except per share data)
Unaudited

	Mar 29,	Jun 28,	Sept 27,	Dec 31,	Apr 4,	Jul 4,	Oct 3,	Dec 31,
	2008	2008	2008	2008	2009	2009	2009	2009
Revenues:
Product	$18,259	$18,118	$17,803	$41,065	$54,439	$62,697	$75,450	$74,526
Royalty and fee	4,688	4,638	4,264	3,124	1,367	1,141	2,208	20

Total revenues	22,947	22,756	22,067	44,189	55,806	63,838	77,658	74,546
Cost of revenues	15,231	14,863	20,820	42,159	55,122	62,628	70,092	65,642

Gross profit	7,716	7,893	1,247	2,030	684	1,210	7,566	8,904

Operating expenses:
Research and development	4,943	5,887	5,541	5,668	4,446	4,444	4,417	4,751
Selling, general and administrative	4,992	5,894	6,174	6,808	6,376	6,742	5,872	7,270
Write-off of loan receivable from silicon supplier	—	—	—	—	43,882	—	—	—
Equipment write-offs	—	—	—	8,034	—	—	—	6,008
Facility start-up	3,419	8,573	8,956	9,675	3,459	687	2,493	3,468
Restructuring charges	1,862	2,708	2,709	23,134	1,792	825	777	8,546

Total operating expenses	15,216	23,062	23,380	53,319	59,955	12,698	13,559	30,043

Operating loss	(7,500)	(15,169)	(22,133)	(51,289)	(59,271)	(11,488)	(5,993)	(21,139)

Other income (expense), net
Foreign exchange gains (losses), net	3,814	(158)	(5,017)	(2,717)	(699)	1,681	2,478	(810)
Interest income	3,027	2,735	4,242	2,691	2,213	1,341	118	1,056
Interest expense	(316)	(46)	(3,295)	(4,711)	(5,380)	(6,532)	(7,430)	(7,638)

Other income (expense), net	6,525	2,531	(4,070)	(4,737)	(3,866)	(3,510)	(4,834)	(7,392)

Loss before equity income (loss) from interest in Sovello AG, impairment of equity investment and income tax benefit	(975)	(12,638)	(26,203)	(56,026)	(63,137)	(14,998)	(10,827)	(28,531)
Equity income (loss) from interest in Sovello AG	950	3,716	1,558	2,211	(1,152)	(5,340)	(9,710)	(13,546)
Impairment and other charges associated with equity investment in Sovello AG	—	—	—	—	—	—	(69,713)	(56,344)
Income tax benefit	—	—	—	—	—	—	(7,805)	(285)

Net loss	$(25)	$(8,922)	$(24,645)	$(53,815)	$(64,289)	$(20,338)	$(82,445)	$(98,136)

Net loss per share basic and diluted	$(0.00)	$(0.08)	$(0.19)	$(0.33)	$(0.40)	$(0.11)	$(0.40)	$(0.48)

Weighted average shares used in computing basic and diluted net loss per share	108,816	118,327	132,034	161,678	161,888	180,745	204,790	204,914

24. VALUATION AND QUALIFYING ACCOUNTS
     The following table sets forth activity in the Company’s valuation and qualifying accounts (in thousands):

	Balance at
	Beginning	Charged to		Adoption of New	Balance at
Description	of Period	Operations	Deductions	Accounting Standard	End of Period
Year ended December 31, 2007
Reserves and allowances deducted from asset accounts:
Income tax valuation allowance	42,794	5,875	(5,279)	—	43,390
Allowance for doubtful accounts	100	(1)	(14)	—	85

Year ended December 31, 2008
Reserves and allowances deducted from asset accounts:
Income tax valuation allowance	43,390	37,731	22,567	(26,073)	77,615
Allowance for doubtful accounts	85	(5)	—	—	80

Year ended December 31, 2009
Reserves and allowances deducted from asset accounts:
Income tax valuation allowance	77,615	102,842	(4,344)	—	176,113
Allowance for doubtful accounts	80	45	(45)	—	80

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 8th day of March, 2010, thereunto duly authorized.

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

Name	Title	Date
/s/ Richard M. Feldt	Chief Executive Officer, President and Chairman of the Board	March 8, 2010
Richard M. Feldt	(Principal Executive Officer)

/s/ Michael El-Hillow	Chief Financial Officer and Secretary	March 8, 2010
Michael El-Hillow	(Principal Financial and Accounting Officer)

/s/ Allan H. Cohen	Director	March 8, 2010
Allan H. Cohen

/s/ Edward C. Grady	Director	March 8, 2010
Edward C. Grady

/s/ Dr. Peter W. Cowden	Director	March 8, 2010
Dr. Peter W. Cowden

/s/ Tom L. Cadwell	Director	March 8, 2010
Tom L. Cadwell

/s/ Dr. Susan F. Tierney	Director	March 8, 2010
Dr. Susan F. Tierney

EXHIBIT INDEX

Number	Description	Incorporation by Reference

3.1	Third Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000

3.2	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant	Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, dated June 9, 2003

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated December 9, 2009, and filed on December 14, 2009

3.4	Second Amended and Restated By-laws	Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000

3.5	Amendment No. 1 to Second Amended and Restated By-laws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009

4.1	Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of July 2, 2008	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.2	First Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of July 2, 2008	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.3	Form of 4% Senior Convertible Note due 2013	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

10.1§	1994 Stock Option Plan	Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed on August 4, 2000

10.2§	Amended and Restated 2000 Stock Option and Incentive Plan	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 18, 2008 and filed on June 23, 2008

10.3§	First Amendment to Amended and Restated 2000 Stock Option and Incentive Plan	Exhibit 10.3 filed with the Registrant’s Annual Report on Form 10-K filed on March 2, 2009

10.4§	Amended and Restated 2000 Employee Stock Purchase Plan	Exhibits 99.2 to the Registrant’s Current Report on Form 8-K, dated July 15, 2005 and filed on July 21, 2005

10.5§	First Amendment to Amended and Restated 2000 Employee Stock Purchase Plan	Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3, dated May 16, 2007

Number	Description	Incorporation by Reference

10.6	Lease Agreement between the Registrant and W9/TIB Real Estate Limited Partnership, dated January 31, 2000, as amended	Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, initially filed on August 4, 2000

10.7	Form of Indemnification Agreement between Registrant and each of its directors and certain executive officers	Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, initially filed on August 4, 2000

10.8†	Amended and Restated License and Technology Transfer Agreement by and between the Registrant and Sovello AG (f/k/a EverQ GmbH)(“Sovello”), dated September 29, 2006	Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed on November 7, 2006

10.9	Stock Purchase Agreement by and between the Registrant and OCI Company Ltd. (formerly DC Chemical Co., Ltd.) (“OCI”), dated April 17, 2007	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed on April 17, 2007

10.10	Stockholders Agreement by and between the Registrant and OCI, dated April 17, 2007	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed on April 17, 2007

10.11†	Supply Agreement by and between the Registrant and OCI, dated April 17, 2007	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A, dated April 17, 2007 and filed on April 23, 2007

10.12	Addendum to the Amended and Restated License and Technology Transfer Agreement between the Registrant and Sovello, dated April 30, 2007	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 30, 2007 and filed on May 4, 2007

10.13†	Supply Agreement between the Registrant and Wacker Chemie AG, effective as of August 31, 2007	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 8, 2007

10.14†	Supply Agreement between the Registrant and Solaricos Trading Ltd., dated as of October 24, 2007	Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

10.15	Lease Agreement between the Registrant and the Massachusetts Development Finance Agency (“MDFA”), dated November 20, 2007	Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

10.16	Project Grant Agreement between the Registrant and MDFA, dated November 20, 2007	Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

10.17	Project Grant Agreement between the Registrant and Massachusetts Technology Park Corporation, dated November 20, 2007	Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

Number	Description	Incorporation by Reference

10.18†	Supply Agreement by and between the Registrant and OCI, dated January 30, 2008	Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2007, filed on August 8, 2008

10.19†	Master Supply Agreement by and between the Company and Ralos Vertriebs GmbH, dated May 21, 2008	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

10.20†	Master Supply Agreement by and between the Company and Wagner & Co Solartechnik GmbH, dated June 18, 2008	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

10.21	Share Lending Agreement dated as of June 26, 2008 between the Company and Lehman Brothers International (Europe), through Lehman Brothers Inc.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

10.22	Capped Call Transaction agreement dated June 26, 2008 between the Company and Lehman Brothers OTC Derivatives Inc.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

10.23†	Master Supply Agreement by and between the Company and IBC Solar AG, dated July 14, 2008	Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2008

10.24†	Amended and Restated Sales Representative Agreement by and Between the Registrant and Sovello dated October 6, 2008	Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2008

10.25†	Quad Technology License Agreement by and Between the Registrant and Sovello dated October 6, 2008	Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2008

10.26	Addendum to Quad Technology License Agreement by and Between the Registrant and Sovello dated October 6, 2008	Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2008

10.27	Undertaking of Evergreen Solar dated October 6, 2008	Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2008

10.28†	Amended and Restated Master Joint Venture Agreement by and among the Registrant, Q-Cells, REC and Sovello AG, dated November 6, 2008	Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2008

10.29§	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and Richard M. Feldt	Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2008

Number	Description	Incorporation by Reference

10.30§	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and each of Michael El-Hillow and Brown Williams	Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2008

10.31§	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and each of Richard G. Chleboski and Lawrence Felton	Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2008

10.32§	Amended and Restated Management Incentive Policy	Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2008

10.33†	PV License Agreement by and between ESLR1, LLC and TISICS Ltd. dated September 5, 2007	Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2008

10.34	Frame Agreement between the Registrant, Jiawei Solar (Wuhan) Co. (“Jiawei Wuhan”) and the Wuhan Donghu New Technology Development Zone Management Committee dated April 30, 2009	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009, filed on August 12, 2009

10.35†	Relationship Agreement by and among Jiawei Solarchina Co., Ltd. (“Jiawei China”), Jiawei Wuhan, the Registrant and Evergreen Solar (Wuhan) Co., Ltd. (“Evergreen Wuhan”), dated July 14, 2009	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.36†	Manufacturing Services Agreement by and among Jiawei China, Jiawei Wuhan, the Registrant and Evergreen Wuhan, dated July 14, 2009	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.37	Increase Registered Capital and Enlarge Shares Agreement between Hubei Science & Technology Investment Co., Ltd. and the Registrant on Evergreen Wuhan dated July 24, 2009	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.38	Equity Transfer Agreement Among The Registrant, HSTIC and various other parties dated July 24, 2009 and Delivered September 22, 2009	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.39†	Amendment made on August 5, 2009 to Master Supply Agreement by and between the Registrant and Ralos Vertriebs Gmbh, dated May 21, 2008	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.40†	Amendment made on August 3, 2009 to Master Supply Agreement by and between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

Number	Description	Incorporation by Reference

10.41††	Amendment dated on or about October 1, 2009 to Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008	*

10.42††	First Amendment entered into October 2, 2009 to the Supply Agreement by and between the Registrant and Solaricos Trading, Ltd. dated October 24, 2007	*

10.43††	First Amendment entered into January 1, 2010 to the Supply Agreement by and between OCI and the Registrant dated April 17, 2007	*

10.44††	First Amendment entered into January 1, 2010 to the Supply Agreement by and between OCI and the Registrant dated January 30, 2008	*

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

†	Confidential treatment granted as to certain portions.

††	Confidential treatment requested as to certain portions.

§	Indicates a management contract or compensatory plan, contract or arrangement.

*	Not applicable (filed herewith)