Form 10-K/A
period 2009-12-31
EVERGREEN SOLAR INC
filed 2010-05-12
CIK 947397

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

Explanatory Note
PART IV
SIGNATURES
EXHIBIT INDEX
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2

Explanatory Note
This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to Evergreen Solar’s (the “Registrant’s”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 9, 2010. This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of filing as Exhibit 99.1 the Sovello AG Audited Financial Statements as at December 31, 2009, and as Exhibit 99.2 the Sovello AG Unaudited Financial Statements as at December 31, 2008 and 2007. In conjunction with the filing of Exhibits 99.1 and 99.2, this report also includes an updated exhibit index in respect thereof. Except as described above, this Amendment is not intended to update any other information presented in the Annual Report as originally filed.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) The following documents are filed as part of this Annual Report on Form 10-K/A:
     1. All Financial Statements. The financial statements were previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 9, 2010.
     2. All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto that were previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 9, 2010.
     3. Exhibits. See Item 15(b) below.
     (b) Exhibits. See the Exhibit List included after the signature page for this Annual Report on Form 10-K/A

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 12th day of May, 2010, thereunto duly authorized.

EVERGREEN SOLAR, INC.
By:	/s/ Richard M. Feldt
Richard M. Feldt
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Name	Title	Date
/s/ Richard M. Feldt	Chief Executive Officer, President and Chairman of the Board	May 12, 2010
Richard M. Feldt	(Principal Executive Officer)

/s/ Michael El-Hillow	Chief Financial Officer and Secretary	May 12, 2010
Michael El-Hillow	(Principal Financial and Accounting Officer)

/s/ *	Director	May 12, 2010
Allan H. Cohen

/s/ *	Director	May 12, 2010
Edward C. Grady

/s/ *	Director	May 12, 2010
Dr. Peter W. Cowden

/s/ *	Director	May 12, 2010
Tom L. Cadwell

/s/ *	Director	May 12, 2010
Dr. Susan F. Tierney

*By:	/s/ Michael El-Hillow
Michael El-Hillow
Attorney-in-fact

EXHIBIT INDEX

Number	Description	Incorporation by Reference

3.1	Third Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000

3.2	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant	Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, dated June 9, 2003

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated December 9, 2009, and filed on December 14, 2009

3.4	Second Amended and Restated By-laws	Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000

3.5	Amendment No. 1 to Second Amended and Restated By-laws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009

4.1	Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of July 2, 2008	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.2	First Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of July 2, 2008	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.3	Form of 4% Senior Convertible Note due 2013	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

10.1§	1994 Stock Option Plan	Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed on August 4, 2000

10.2§	Amended and Restated 2000 Stock Option and Incentive Plan	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 18, 2008 and filed on June 23, 2008

10.3§	First Amendment to Amended and Restated 2000 Stock Option and Incentive Plan	Exhibit 10.3 filed with the Registrant’s Annual Report on Form 10-K filed on March 2, 2009

10.4§	Amended and Restated 2000 Employee Stock Purchase Plan	Exhibits 99.2 to the Registrant’s Current Report on Form 8-K, dated July 15, 2005 and filed on July 21, 2005

10.5§	First Amendment to Amended and Restated 2000 Employee Stock Purchase Plan	Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3, dated May 16, 2007

Number	Description	Incorporation by Reference

10.6	Lease Agreement between the Registrant and W9/TIB Real Estate Limited Partnership, dated January 31, 2000, as amended	Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, initially filed on August 4, 2000

10.7	Form of Indemnification Agreement between Registrant and each of its directors and certain executive officers	Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, initially filed on August 4, 2000

10.8†	Amended and Restated License and Technology Transfer Agreement by and between the Registrant and Sovello AG (f/k/a EverQ GmbH)(“Sovello”), dated September 29, 2006	Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed on November 7, 2006

10.9	Stock Purchase Agreement by and between the Registrant and OCI Company Ltd. (formerly DC Chemical Co., Ltd.) (“OCI”), dated April 17, 2007	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed on April 17, 2007

10.10	Stockholders Agreement by and between the Registrant and OCI, dated April 17, 2007	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed on April 17, 2007

10.11†	Supply Agreement by and between the Registrant and OCI, dated April 17, 2007	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A, dated April 17, 2007 and filed on April 23, 2007

10.12	Addendum to the Amended and Restated License and Technology Transfer Agreement between the Registrant and Sovello, dated April 30, 2007	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 30, 2007 and filed on May 4, 2007

10.13†	Supply Agreement between the Registrant and Wacker Chemie AG, effective as of August 31, 2007	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 8, 2007

10.14†	Supply Agreement between the Registrant and Solaricos Trading Ltd., dated as of October 24, 2007	Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

10.15	Lease Agreement between the Registrant and the Massachusetts Development Finance Agency (“MDFA”), dated November 20, 2007	Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

10.16	Project Grant Agreement between the Registrant and MDFA, dated November 20, 2007	Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

10.17	Project Grant Agreement between the Registrant and Massachusetts Technology Park Corporation, dated November 20, 2007	Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

Number	Description	Incorporation by Reference

10.18†	Supply Agreement by and between the Registrant and OCI, dated January 30, 2008	Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2007, filed on August 8, 2008

10.19†	Master Supply Agreement by and between the Company and Ralos Vertriebs GmbH, dated May 21, 2008	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

10.20†	Master Supply Agreement by and between the Company and Wagner & Co Solartechnik GmbH, dated June 18, 2008	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

10.21	Share Lending Agreement dated as of June 26, 2008 between the Company and Lehman Brothers International (Europe), through Lehman Brothers Inc.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

10.22	Capped Call Transaction agreement dated June 26, 2008 between the Company and Lehman Brothers OTC Derivatives Inc.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

10.23†	Master Supply Agreement by and between the Company and IBC Solar AG, dated July 14, 2008	Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.24†	Amended and Restated Sales Representative Agreement by and Between the Registrant and Sovello dated October 6, 2008	Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.25†	Quad Technology License Agreement by and Between the Registrant and Sovello dated October 6, 2008	Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.26	Addendum to Quad Technology License Agreement by and Between the Registrant and Sovello dated October 6, 2008	Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.27	Undertaking of Evergreen Solar dated October 6, 2008	Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.28†	Amended and Restated Master Joint Venture Agreement by and among the Registrant, Q-Cells, REC and Sovello AG, dated November 6, 2008	Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.29§	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and Richard M. Feldt	Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

Number	Description	Incorporation by Reference

10.30§	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and each of Michael El-Hillow and Brown Williams	Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.31§	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and each of Richard G. Chleboski and Lawrence Felton	Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.32§	Amended and Restated Management Incentive Policy	Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.33†	PV License Agreement by and between ESLR1, LLC and TISICS Ltd. dated September 5, 2007	Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.34	Frame Agreement between the Registrant, Jiawei Solar (Wuhan) Co. (“Jiawei Wuhan”) and the Wuhan Donghu New Technology Development Zone Management Committee dated April 30, 2009	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009, filed on August 12, 2009

10.35†	Relationship Agreement by and among Jiawei Solarchina Co., Ltd. (“Jiawei China”), Jiawei Wuhan, the Registrant and Evergreen Solar (Wuhan) Co., Ltd. (“Evergreen Wuhan”), dated July 14, 2009	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.36†	Manufacturing Services Agreement by and among Jiawei China, Jiawei Wuhan, the Registrant and Evergreen Wuhan, dated July 14, 2009	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.37	Increase Registered Capital and Enlarge Shares Agreement between Hubei Science & Technology Investment Co., Ltd. and the Registrant on Evergreen Wuhan dated July 24, 2009	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.38	Equity Transfer Agreement Among The Registrant, HSTIC and various other parties dated July 24, 2009 and Delivered September 22, 2009	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.39†	Amendment made on August 5, 2009 to Master Supply Agreement by and between the Registrant and Ralos Vertriebs Gmbh, dated May 21, 2008	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.40†	Amendment made on August 3, 2009 to Master Supply Agreement by and between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

Number	Description	Incorporation by Reference

10.41†	Amendment dated on or about October 1, 2009 to Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008	**

10.42†	First Amendment entered into October 2, 2009 to the Supply Agreement by and between the Registrant and Solaricos Trading, Ltd. dated October 24, 2007	**

10.43†	First Amendment entered into January 1, 2010 to the Supply Agreement by and between OCI and the Registrant dated April 17, 2007	**

10.44†	First Amendment entered into January 1, 2010 to the Supply Agreement by and between OCI and the Registrant dated January 30, 2008	**

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	**

23.2	Consent of Deloitte & Touche GmbH, an Independent Registered Public Accounting Firm	*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.1	Sovello AG Audited Financial Statements as at December 31, 2009	*

99.2	Sovello AG Unaudited Financial Statements as at December 31, 2008 and 2007	*

†	Confidential treatment granted as to certain portions.

§	Indicates a management contract or compensatory plan, contract or arrangement.

*	Not applicable (filed herewith)

**	Filed as Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 with the same exhibit numbers.