Form 10-Q
period 2010-04-03
EVERGREEN SOLAR INC
filed 2010-05-13
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2010 the registrant had 208,043,213 shares of common stock outstanding.

Evergreen Solar, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended April 3, 2010

PART I
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report and the documents incorporated by reference herein, contain forward-looking statements that involve risks, uncertainties and assumptions, including those discussed in Item 1A Risk Factors of our Annual Report on Form 10-K filed with the SEC on March 9, 2010. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:
•	our future growth, revenue, earnings and gross margin improvement;

•	our ability to reduce manufacturing costs in our Devens, Massachusetts manufacturing facility and meet manufacturing cost targets in our Wuhan, China manufacturing facility;

•	the completion of our Midland, Michigan and Wuhan, China facilities and Jiawei’s Wuhan, China facilities and other potential capacity expansions, and the timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•	the transition of our panel assembly to China from our manufacturing facility in Devens, Massachusetts;

•	the sufficiency of our cash and cash equivalents; access to capital markets to satisfy our anticipated cash requirements; and possible sales of securities and our planned use of proceeds from such sales;

•	capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	the demand and market for our products, shifts in our geographic product revenue mix, and our position in the solar power market;

•	the volume of photovoltaic solar panels we can produce;

•	the making of strategic investments and expansion of strategic partnerships, manufacturing operations and distribution networks; and the future benefit of these activities;

•	operating efficiency of manufacturing facilities, including increases in manufacturing scale and technological improvements needed to continuously reduce the cost per watt to manufacture our products;

•	revenue from customer contracts primarily denominated in Euros that are subject to foreign currency exchange risks and the use of derivative financial instruments to manage those risks;

•	our receipt of public grant awards and other funding to support our expansion;

•	our expectations regarding product performance and technological competitiveness;

•	our ability to obtain key materials; and

•	the benefits of our proprietary technology and new manufacturing and other developments, including our quad wafer furnace and continued enhancements of our wafer, cell and panel production technologies.
These statements may be identified with such words as “we expect,” “we believe,” “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties, which could cause our actual results to differ materially from such forward-looking statements. Such risks and uncertainties constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition We disclaim any obligation to update publicly or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	April 3,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$112,368	$57,479
Accounts receivable, net of allowance for doubtful accounts	53,295	66,551
Inventory	34,890	43,921
Prepaid cost of inventory	25,634	28,575
Other current assets	11,451	13,159

Total current assets	237,638	209,685

Restricted cash	3,134	9,909
Deferred financing costs	8,312	7,697
Loan receivable from Jiawei and related interest	—	2,642
Prepaid cost of inventory	147,573	138,338
Fixed assets, net	430,681	429,007
Other assets	295	298

Total assets	$827,633	$797,576

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$31,420	$34,890
Due to Sovello AG and related guarantees	17,544	8,752
Accrued employee compensation	7,287	4,002
Accrued interest	7,004	3,115
Accrued warranty	2,368	2,736

Total current liabilities	65,623	53,495

Senior convertible notes, net of discount	323,276	326,398
Loan and related interest payable	34,152	34,782
Deferred income taxes	5,396	5,396

Total liabilities	428,447	420,071
Commitments and Contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 207,809,919 and 208,052,982 issued and outstanding at December 31, 2009 and April 3, 2010, respectively	2,078	2,081
Additional paid-in capital	1,028,233	1,030,474
Accumulated deficit	(631,119)	(655,057)
Accumulated other comprehensive income (loss)	(6)	7

Total stockholders’ equity	399,186	377,505

Total liabilities and stockholders’ equity	$827,633	$797,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	April 4,	April 3,
	2009	2010

Product revenues	$54,439	$78,473
Royalty and fee revenues	1,367	—

Total revenues	55,806	78,473
Cost of revenues	55,122	72,424

Gross profit	684	6,049

Operating expenses:
Research and development	4,446	4,736
Selling, general and administrative	6,376	7,692
Write-off of loan receivable from silicon supplier	43,882	—
Facility start-up	3,459	3,730
Restructuring charges	1,792	3,981

Total operating expenses	59,955	20,139

Operating loss	(59,271)	(14,090)

Other income (expense):
Foreign exchange gains (losses), net	(699)	(2,244)
Interest income	2,213	139
Interest expense	(5,633)	(7,743)

Other income (expense), net	(4,119)	(9,848)

Loss before equity loss from interest in Sovello AG	(63,390)	(23,938)
Equity loss from interest in Sovello AG	(1,152)	—

Net loss	$(64,542)	$(23,938)

Net loss per share (basic and diluted)	$(0.40)	$(0.12)

Weighted average shares used in computing basic and diluted net loss per share	161,888	205,133
The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter Ended
	April 4,	April 3,
	2009	2010
Cash flows from operating activities:
Net loss	$(64,542)	$(23,938)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,467	14,813
Imputed interest and accretion of bond premiums	(478)	—
Amortization of prepaid cost of inventory	—	3,686
Equity loss from Sovello AG	1,152	—
Amortization of deferred debt financing costs	599	614
Loss on loan receivable from silicon supplier	43,882	—
Provision for warranty	279	393
Amortization of debt discount	2,844	3,122
Compensation expense associated with employee equity awards	1,719	1,222
Changes in operating assets and liabilities:
Accounts receivable	(12,433)	(13,256)
Inventory	(6,271)	(9,031)
Prepaid cost of inventory	3,196	3,567
Other current assets	(2,447)	(1,708)
Accounts payable and accrued expenses	(24,792)	177
Interest payable	(2,654)	(3,192)
Other	4,018	10

Net cash used in operating activities	(47,461)	(23,521)

Cash flows from investing activities:

Purchases of fixed assets and deposits on fixed assets under construction	(59,051)	(13,803)
Proceeds from the disposal of fixed assets	—	22
Increase in restricted cash	—	(6,788)
Increase in Sovello AG loan	(11,750)	—
Payment associated with Sovello AG guarantee	—	(8,075)
Increase in other loans	—	(2,641)
Proceeds from sale and maturity of marketable securities	74,051	—

Net cash provided by (used in) investing activities	3,250	(31,285)

Cash flows from financing activities:
Payment associated with share increase	—	(144)
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	191	61

Net cash provided by (used in) financing activities	191	(83)

Net decrease in cash and cash equivalents	(44,020)	(54,889)
Cash and cash equivalents at beginning of period	100,888	112,368

Cash and cash equivalents at end of period	$56,868	$57,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2009. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at April 3, 2010, the results of operations for the quarters ended April 4, 2009 and April 3, 2010, and the cash flows for the quarters ended April 4, 2009 and April 3, 2010. The balance sheet at December 31, 2009 has been derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2010.
The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Operating results of its foreign subsidiaries are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. The operating results and financial positions of the foreign subsidiaries are currently limited in nature. The Company has operated as one reportable segment since 2007.
As part of the Company’s plan to expand its manufacturing operations into China, on July 24, 2009 the Company and Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) entered into a investment agreement (the “Investment Agreement”) related to HSTIC’s investment in the Company’s subsidiary, Evergreen Solar (China) Co., Ltd. (“Evergreen Wuhan”). Pursuant to the Investment Agreement, HSTIC invested the RMB equivalent of $33 million in Evergreen Wuhan in exchange for 66% of Evergreen Wuhan’s shares. The Company invested $17 million in cash and equipment for the remaining 34% of Evergreen Wuhan’s shares. Immediately upon HSTIC’s investment, the Company agreed to purchase HSTIC’s shares and is required to pay for the shares no later than July 2014. This payment obligation will require the Company to pay to HSTIC for its shares in Evergreen Wuhan an amount equal to HSTIC’s aggregate investment of $33 million plus interest of 7.5% compounded annually, resulting in a debt-like instrument. Accordingly, the Company has treated its payment obligation as indebtedness of the Company and fully consolidates Evergreen Wuhan which it considers to be wholly-owned. The functional currency of Evergreen Wuhan is the RMB.
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
Sovello Joint Venture
As a result of the Company’s one-third ownership in Sovello, it applied the equity method of accounting for its share of Sovello’s operating results in accordance with the Investments — Equity Method and Joint Ventures topic of the FASB codification. However, during 2009 the Company wrote-off its aggregate investment in Sovello in addition to recording charges associated with its guarantee and for estimated payments relating to undertakings with Sovello’s bank and for other expected costs due to Sovello’s significant financial difficulties at that time. As a result, the

Company’s consolidated statement of operations and consolidated statement of cash flows for the quarter ended April 3, 2010 does not include its one-third share of Sovello’s results of operations.
On March 23, 2010, the Company and other shareholders of Sovello (Q-Cells SE and Renewable Energy Corporation ASA) entered into a Share Purchase Agreement with Rolling Hills S.à.r.l, an affiliate of Ventizz Capital Fund IV, L.P (“Ventizz”), agreeing to sell all of the outstanding shares of Sovello to Ventizz. The sale of the shares to Ventizz was subject to a number of closing conditions, including the negotiation of a new license agreement between the Company and Ventizz for the license of the Company’s Gemini and Quad wafer manufacturing technology. The sale of Sovello to Ventizz was completed during the second quarter (see Note 5).
Liquidity Risk and Management Plans
At April 3, 2010, the Company had approximately $57.5 million of cash and cash equivalents, which includes approximately $23 million of cash in China. Furthermore, as a result of the financing transactions completed on April 26, 2010 (see Note 8), approximately $75 million in additional cash was received which is expected to be used for general corporate purposes, working capital and capital expenditures for further expansion in China.
The Company believes that its business plan will provide sufficient liquidity to fund its planned capital programs and its operating needs for the next 12 months. While its business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the resulting excess capacity, the Company is exposed to additional particular risks and uncertainties including, but not limited to:
•	the assumption that there should be sufficient market demand to sell the expected production from Devens and China at continually declining selling prices. The Company expects to continue to moderate its production levels depending on changes in market demands during the year;

•	significant delays in the Company’s plan to transition panel assembly to China resulting in continued higher costs relative to its competition that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the Company’s contracted sales are denominated in Euros; and

•	the ability of Jiawei to execute against its plans to meet the Company’s required timetables.
Although the Company’s current business plan indicates it has adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. The Company’s plan with regard to this uncertainty includes, among other actions, continually monitoring its operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant.
If additional capital is needed and does not become available on acceptable terms, the Company’s ability to fund operations, further develop and expand its manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited.
2. Accounting Change
Effective January 1, 2010 the Company adopted new guidance for own-share lending arrangements issued in contemplation of convertible debt issuance, as required by the Debt topic of the FASB codification. This guidance requires an entity that enters into an equity-classified share lending agreement, utilizing its own shares, in contemplation of a convertible debt issuance or other financing to initially measure the share lending arrangement at fair value and treat it as a cost of the financing. In addition, if it becomes probable that the counterparty to the arrangement will default, the issuer shall recognize an expense for the fair value of the unreturned shares, net of probable recoveries. These rules require restatement of prior periods to conform to current accounting.

The following table reflects the Company’s previously reported amounts, along with the adjusted amounts as required by this new guidance as of December 31, 2009 (in thousands):

Balance Sheet Category	As Reported	As Adjusted	Effect of Change
Other current assets	$11,670	$11,451	$(219)
Deferred financing costs	4,769	8,312	3,543
Deferred income taxes	5,615	5,396	(219)
Additional paid-in capital	882,466	1,028,233	145,767
Accumulated deficit	(488,895)	(631,119)	(142,224)
The adoption of the new guidance also resulted in a change to the Company’s condensed consolidated statement of operations for the quarters ended April 4, 2009 and April 3, 2010, specifically an increase to interest expense of approximately $0.3 million. In addition, the Company will be required to amend its 2009 operating results for the remaining quarters of 2009 and the full year 2009 when presented in future filings. There is no impact on the Company’s cash flows.
3. Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.
4. Inventory
Inventory consisted of the following at December 31, 2009 and April 3, 2010 (in thousands):

	December 31,	April 3,
	2009	2010
Raw materials	$18,327	$26,445
Work-in-process	7,643	11,286
Finished goods	8,920	6,190

	$34,890	$43,921

Prepaid cost of inventory	$173,207	$166,913
Less: current portion	25,634	28,575

Noncurrent portion	$147,573	$138,338

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
5. Investment in Sovello AG
The Company applies the equity method of accounting for its one-third share of Sovello’s operating results in accordance with the guidance provided by the Equity Method and Joint Ventures topic of the FASB Codification. During 2009 Sovello’s business faced significant financial difficulties as a result of the overwhelming market downturn in demand and pricing for its products. As a result, Sovello defaulted under its bank loan agreement. In light of this and other financial difficulties, including the on-going deterioration in world-wide pricing for Sovello’s products, the Company recorded an impairment charge of approximately $126.1 million during the second half of 2009 related to its aggregate investment in Sovello.
On March 23, 2010, the Company and the other shareholders of Sovello entered into a Share Purchase Agreement with Ventizz, agreeing to sell all of the outstanding shares of Sovello to Ventizz. The sale of the shares to Ventizz, which closed during the second quarter of 2010, was subject to a number of closing conditions, including the negotiation of a new license agreement between the Company and Ventizz for the license of the Company’s Gemini and Quad wafer manufacturing technology. The license agreement replaced the Company’s existing license agreements with Sovello and defines royalty payments due from Sovello for 2010 and future years.
Pursuant to the Share Purchase Agreement, the Company paid to Sovello (net of receipt of remaining royalty payments and product payments for 2009 of approximately EUR 4.1 million) approximately EUR 2.4 million (approximately $3.3 million at April 3, 2010 exchange rates) on April 21, 2010. This amount was in addition to EUR 5.8 million (approximately $7.9 million at April 3, 2010 exchange rates) paid by the Company in the first quarter in conjunction with a guarantee made to Sovello’s banking syndicate. In connection with the closing of the sale, the Master Joint Venture Agreement among the shareholders and Sovello, dated November 5, 2008, was terminated and the Company satisfied its remaining obligations pursuant to the Undertaking, dated October 6, 2008, it made to Sovello’s banking syndicate.
6. Fixed Assets
Fixed assets consisted of the following at December 31, 2009 and April 3, 2010 (in thousands):

	Useful	December 31,	April 3,
	Life	2009	2010
Land		$119	$119
Buildings	40 years	208,909	211,301
Laboratory and manufacturing equipment	3-7 years	257,186	258,860
Computer and office equipment	3-7 years	5,890	5,945
Leasehold improvements	Lesser of 15 to 20 years or lease term	16,418	16,418
Assets under construction		34,297	43,473

		522,819	536,116
Less: Accumulated depreciation		(92,138)	(107,109)

		$430,681	$429,007

During 2007, the Commonwealth of Massachusetts support program awarded the Company $20.0 million in grants towards the construction of its Devens, Massachusetts manufacturing facility, virtually all of which has been received as of April 3, 2010. The grants have been capitalized as a reduction of the construction costs. The funds granted are subject to repayment by the Company if, among other conditions, the new jobs created for the Devens manufacturing facility does not exceed 350 jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs per annum. Because the Company has the ability and intent to satisfy the obligations under the awards, the grant monies received will be amortized over the same period as the underlying assets to which they relate.
On October 30, 2009, the Board of Directors of the Company committed to a plan to transition its panel assembly from its manufacturing facility in Devens, Massachusetts to China. The transition, which is expected to begin in mid-2010, is anticipated to be completed within 12 to 18 months. The Company estimates it will incur non-cash charges of approximately $40 million associated with the accelerated depreciation of panel assembly equipment, which is expected to be recognized ratably over the transition period and began in the fourth quarter of 2009 and cash charges of about $3.0 million, principally severance and retention bonuses which will be recognized as incurred.

Depreciation expense for the quarters ended April 4, 2009 and April 3, 2010 was $8.5 million and $14.8 million, respectively. The 2010 amount includes accelerated depreciation related to the panel fab transition.
As of April 3, 2010, the Company had outstanding commitments for capital expenditures of approximately $27.5 million, primarily for equipment for its Devens and Midland, Michigan facilities and for construction and equipment for its new Wuhan, China facility.
7. Loan Receivable from Jiawei
On March 26, 2010, Evergreen Wuhan entered into a loan agreement with Jiawei Solar (Wuhan) Co., Ltd. (“Jiawei”) pursuant to which a $5 million loan will be provided to Jiawei. In addition, the Company and Jiawei have agreed that the Company will loan to Jiawei up to an additional $7.8 million during the second quarter of 2010. The loans are being made to Jiawei to provide Jiawei with sufficient financing flexibility to establish their cell and panel manufacturing facility as well as for working capital requirements as Jiawei rapidly ramps its operations to support the contract manufacturing relationship established by the parties during 2009. As of April 3, 2010 approximately $2.6 million has been advanced under these agreements.
8. Debt
Senior Convertible Notes
On July 2, 2008, the Company completed a public offering of $373.8 million aggregate principal amount of its 4% Senior Convertible Notes (the “Senior Notes”). Net proceeds to the Company from the Senior Notes offering, including the cost of the capped call transaction (see Capped Call), were approximately $325.8 million. The Company’s financing costs associated with the Senior Notes are being amortized over the five year term.
The Senior Notes bear cash interest at the rate of 4% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2009, with an effective interest cost of approximately 8.8% as a result of the adoption of the guidance required by the Debt topic of the FASB codification relating to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), in addition to equity classified own share lending arrangements. The Senior Notes will mature on July 15, 2013 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The Senior Notes are not redeemable at the Company’s option prior to the stated maturity date. If certain fundamental changes occur at any time prior to maturity, holders of the Senior Notes may require the Company to repurchase their Senior Notes in whole or in part for cash equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Company’s Senior Notes is estimated based on quoted market prices which were trading at an average of approximately 52% of par value as of April 3, 2010, or approximately $194.4 million.
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
For each of the quarters ended April 4, 2009 and April 3, 2010, the Company recorded approximately $7.3 million and $7.4 million, respectively, in interest expense associated with its Senior Notes (which includes non-cash interest of approximately $3.4 million and $3.7 million in the quarters ended April 4, 2009 and April 3, 2010, respectively, associated with the guidance of the Debt topic of the FASB codification relating to equity classified own share lending arrangements), and capitalized interest of approximately $1.9 million and $16,000, respectively.
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
The capped call transaction was designed to reduce the potential dilution resulting from the conversion of the Senior Notes into shares of common stock, and effectively increase the conversion price of the Senior Notes for the Company to $19.00 per share from the actual conversion price to the note holders of $12.11 per share. The total premium to be paid by the Company for the capped call was approximately $68.1 million, of which $39.5 million was paid contemporaneously with the closing of the Senior Notes offering and the remaining $28.6 million was required to be paid in nine equal semi annual installments beginning January 15, 2009. In accordance with the guidance in Distinguishing Liability from Equity topic in the FASB codification and the Derivative and Hedging topic in the FASB codification, the capped call instrument was classified as equity and therefore the up-front capped call premium plus the present value of the future installments were recorded in additional paid-in capital. As this instrument did not qualify as a derivative under Derivatives and Hedging topic of the FASB codification, it was not subject to mark-to-market adjustments in subsequent periods.
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
Loan Payable
Pursuant to the Investment Agreement, HSTIC invested the RMB equivalent of $33 million in Evergreen Wuhan in exchange for 66% of Evergreen Wuhan’s shares. This payment obligation will require the Company to pay to HSTIC for its shares in Evergreen Wuhan an amount equal to HSTIC’s aggregate investment of $33 million plus interest of 7.5% compounded annually no later than “month date”2014, the end of the five year period after receipt of the investment.
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
Interest incurred on the loan as of April 3, 2010, which is payable in conjunction with the loan repayment, was approximately RMB 4.3 million ($630,000 at April 3, 2010 exchange rates). Of this amount approximately RMB 1.4 million ($210,000 at April 3, 2010 exchange rates) was capitalized. The combined loan and related interest amounts have been included in Loan and Related Interest Payable on the balance sheet.
Convertible Senior Secured Notes
On April 26, 2010, the Company completed a private placement of $165 million aggregate principal amount of its 13% Convertible Senior Secured Notes due 2015 (the “Secured Notes”) to Piper Jaffray & Co. (the “Initial Purchaser”) who subsequently placed the Secured Notes to investors in accordance with Rule 144A of the Securities Act of 1933, as amended. The Secured Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 26, 2010, among the Company, the guarantors named therein (the “Guarantors”) and U.S. Bank National Association, as trustee. The Company used approximately $81.9 million of the $159.1 million net proceeds from this offering for the purchase of approximately $124.5 million aggregate principal amount of its Senior Notes and intends to use the remainder of the net proceeds of approximately $75 million for general corporate purposes, working capital and capital expenditures for further expansion in China. As a result of these financing transactions, the Company's annual cash interest expense increased from approximately $18 million to $34 million.
The Secured Notes bear interest at the rate of 13% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. The Secured Notes will mature on April 15, 2015 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. If certain fundamental change transactions occur at any time prior to maturity or if certain conditions are not met prior to April 15, 2013, holders of the Secured Notes may require the Company to repurchase their Secured Notes in whole or in part for cash equal to 100% of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase.
The Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, subject to certain exceptions. Pursuant to the terms of the Indenture, the Pledge and Security Agreement, dated as of April 26, 2010, among the Company, the Guarantors and U.S. Bank National Association, as collateral agent, and the Collateral Trust Agreement, dated as of April 26, 2010, among the Company, the Guarantors and U.S. Bank National Association, as collateral agent, the Secured Notes and the guarantees are secured by a first-priority lien on substantially all of the assets owned by the Company and the Guarantors, subject to certain exceptions.
The Secured Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 525.2462 shares of common stock per $1,000 principal amount of Secured Notes (which is equivalent to an initial conversion price of approximately $1.90 per share), subject to adjustment upon occurrence of certain events.

Letters of Credit
As of April 3, 2010, the Company has approximately $9.9 million of outstanding letters of credit which were required to secure several equipment leases, an outstanding equipment purchase commitment, and its corporate credit card program. The Company has segregated cash to collateralize these outstanding letters of credit which is included in restricted cash on the balance sheet.
9. Commitments and Contingencies
Potential Litigation with Lehman Brothers.
On September 25, 2009, the Company received a letter from an affiliate of the lead underwriter to its Senior Notes offering requesting payment of $19,992,487 (plus $340,673 in interest) as payment for the termination of the capped call transaction (see Note 8) which the affiliate believes it has the right to terminate and purported to terminate in a letter received by the Company on September 9, 2009. If litigation is commenced, the Company has reason to believe the affiliate of the lead underwriter will claim at least $5 million more (plus interest) than the $20 million it previously demanded.
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
Noise Noncompliance Proceedings for the Devens Manufacturing Facility.
In late March 2009, initial complaints regarding noncompliance with applicable noise restrictions were made to the Devens Enterprise Commission, (the “DEC”), the governmental authority that regulates development and zoning within the Devens Enterprise Zone where the Company’s Devens, Massachusetts manufacturing facility is located. After the issuance by the DEC of two noncompliance notices and initial efforts by the Company to remedy the noncompliance, on July 14, 2009 the DEC adopted a Resolution which required that by September 2009 the Company attenuate certain noises being generated by the Devens facility in violation of the DEC’s noise regulations.
At this time, the Company believes it is operating in compliance with the DEC’s regulations but the DEC has extended the deadline for full compliance with the Resolution so that some testing of noise levels can be completed and certain other requirements from the Resolution can be addressed, including a worst case scenario test to confirm that the facility will comply with the noise restrictions under all possible operating conditions, possible modifications to the facility to enable it to pass the worst case scenario test and the approval and installation of a long-term monitoring system. In addition, the DEC is in the process of reviewing the noise limits applicable to the Company’s facility. It is unclear whether the DEC will adjust those limits in a way that could require additional substantial and costly modifications to this facility. The Company’s temporary certificate of occupancy for the facility has been extended until August 2010.
Product Warranty
The Company’s current standard product warranty includes a five-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance which are standard in the solar industry. When it recognizes revenue, it accrues a liability for the estimated future costs of meeting its warranty obligations, the levels of which are consistent with industry ranges. The Company makes and revises this estimate based on the number of solar panels shipped and its historical experience with warranty claims. During 2008, the Company re-evaluated potential warranty exposure as a result of the substantial increase in production volumes at its Devens, Massachusetts manufacturing facility.

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
The following table summarizes the activity regarding the Company’s warranty accrual for the quarters ended April 4, 2009 and April 3, 2010, respectively (in thousands):

	April 4,	April 3,
	2009	2010
Balance at beginning of period	$1,182	$2,368
Warranty costs accrued	279	393
Warranty costs incurred	(9)	(25)

Balance at end of period	$1,452	$2,736

10. Fair Value Measurements
The Company follows the guidance of the Fair Value Measurements and Disclosures topic of the FASB codification. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The guidance defines fair value based upon an exit price model.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and April 3, 2010 (in thousands):

December 31, 2009
		Quoted Prices	Using Significant	Using Significant
		in Active	Other Observable	Unobservable
	Total Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Money markets	$20,007	$20,007	$—	$—

April 3, 2010
		Quoted Prices	Using Significant	Using Significant
		in Active	Other Observable	Unobservable
	Total Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Money markets	$7,508	$7,508	$—	$—
Valuation Techniques
Money Market funds are measured at fair value using unadjusted quoted prices in active markets for identical securities and are classified within Level 1 of the valuation hierarchy.
11. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. As of December 31, 2008, the Company had 250,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. At a special shareholders’ meeting on December 9, 2009, an amendment was approved to the Company’s Third Amended and Restated Certificate of Incorporation to increase the authorized shares of its common stock from 250,000,000 to 450,000,000, the amount reflected on the Company’s balance sheet as of December 31, 2009. At April 3, 2010, 12,150,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and 1,500,000 shares were authorized for future issuance under the Company’s 2000 Stock Option and Incentive Plan.
Concurrent with the execution of a silicon supply agreement in 2007 with OCI Company Ltd., formerly DC Chemical Co., Ltd. (“OCI”), the Company issued to OCI 10.75 million shares of transfer restricted common stock, the restriction on which would lapse upon the delivery of 500 metric tons of silicon to the Company by OCI. Issuance of the restricted shares represented a prepayment of inventory cost valued at approximately $119.9 million, based on the issuance date market price of the Company’s common shares adjusted for a discount to reflect the transfer restriction, and is being amortized as an additional cost of inventory as silicon is delivered by OCI and utilized by the Company. During the first quarter of 2010, OCI surpassed the 500 metric ton milestone at which time the restriction lapsed. In conjunction with the lapse the Company recorded an additional cost of inventory of approximately $1.0 million equal to the value of the discount associated with the restriction.
On May 28, 2009, the Company completed a public offering of $42.6 million shares of its common stock. The shares of common stock were sold at a per share price of $1.80 (before underwriting discounts). Proceeds to the

Company from the public offering were approximately $72.4 million, net of reimbursed legal fees and the underwriter’s discount of approximately $3.7 million.
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
These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the Senior Notes. On September 15, 2008, the parent company of the lead underwriter filed for protection under Chapter 11 of the federal Bankruptcy Code and the Common Stock Borrower was placed into administration proceeding in the United Kingdom shortly thereafter. As a result of the bankruptcy filing and the administration proceeding, the Common Stock Lending Agreement automatically terminated and the Common Stock Borrower was contractually required to return the shares to the Company. The Company has since demanded the immediate return of all outstanding borrowed shares, however, the shares have not yet been returned.
In October 2009, the FASB updated the Debt topic of the FASB codification that amends the topic to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of the issuance of convertible debt. The guidance requires an entity that enters into an equity-classified share lending agreement, utilizing its own shares, in contemplation of a convertible debt issuance or other financing to initially measure the share lending arrangement at fair value and treat it as a cost of the financing. This issuance cost would be amortized over the term of the underlying financing arrangement as interest cost. Upon the adoption of this guidance, the Company was required to retrospectively recognize issuance costs of approximately $5.1 million which are being amortized over the five year period of the Senior Notes.
Also under the new guidance, shares loaned in a share lending arrangement would be excluded from the issuer’s calculation of basic and diluted earnings per share unless a default of the share lending arrangement occurs at which time the loaned shares would be included in the earnings per share calculation. If it becomes probable that the counterparty to the arrangement will default, the issuer shall recognize an expense for the fair value of the unreturned shares, net of probable recoveries, with an offset to additional paid in capital. While the Company believes it is exercising all of its legal remedies, it has included the 30,856,538 shares in its per share calculation on a weighted average basis due to the uncertainty regarding the recovery of the borrowed shares and recorded a retrospective charge of approximately $140.7 million for the period ended September 27, 2008 with a corresponding offset to additional paid-in capital.
See Note 2 for the impact of the Company’s adoption and related retrospective application of this guidance.
12. Comprehensive Income (Loss)

Comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income (loss) for the quarters ended April 4, 2009 and April 3, 2010, respectively (in thousands):

	April 4,	April 3,
	2009	2010
	(Adjusted)
Net loss	$(64,542)	$(23,938)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(8)	—
Cumulative translation adjustments	(2,671)	13

Total comprehensive loss	$(67,221)	$(23,925)

13. Stock Based Compensation
The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations for the quarters ended April 4, 2009 and April 3, 2010, respectively (in thousands):

	April 4,	April 3,
	2009	2010
Cost of revenue	$333	$215
Research and development expenses	393	218
Selling, general and administrative expenses	783	637
Facility start-up	210	152

	$1,719	$1,222

Stock-based compensation costs capitalized as part of the construction costs of the Company’s Devens manufacturing facility were approximately $112,000 and $0 for the quarters ended April 4, 2009 and April 3, 2010, respectively.
Stock Incentive Plans
The Company is authorized to issue up to 12,150,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 1,128,193 shares are available for future issuance or future grant as of April 3, 2010. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All awards granted will expire 10 years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.

Stock option activity under the 2000 Plan for the quarter ended April 3, 2010 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)

Outstanding at January 1, 2010	4,096	$4.20
Granted	250	1.23
Exercised	—	—
Forfeited	(59)	2.76

Outstanding at April 3, 2010	4,287	$4.05

The following table summarizes information about stock options outstanding as of April 3, 2010:

			Options Outstanding		Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
		(in thousands)			(in thousands)

$ 1.19	$1.60	277	9.28	$1.26	27	$1.53
1.61	1.61	1,638	3.69	1.61	1,638	1.61
1.68	2.10	299	3.63	2.00	299	2.00
2.24	2.24	701	9.16	2.24	169	2.24
2.32	7.30	743	4.42	5.58	743	5.58
7.59	12.65	275	5.35	9.80	275	9.80
13.97	13.97	8	5.82	13.97	8	13.97
14.00	14.00	35	0.58	14.00	35	14.00
15.09	15.09	295	5.90	15.09	295	15.09
19.00	19.00	16	0.58	19.00	16	19.00

		4,287	5.29	$4.05	3,505	$4.52

There was no aggregate intrinsic value of vested outstanding options as of April 3, 2010, and virtually no aggregate intrinsic value as of December 31, 2009. The weighted average grant-date fair value of stock options granted during the quarter ended April 3, 2010 was $1.23. As of April 3, 2010, there was $1.1 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were utilized in valuing options granted during the quarter ended April 3, 2010:

Expected options term (years)	9.0
Risk-free interest rate	3.80% - 3.91%
Expected dividend yield	None
Volatility	104%
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
The Company values restricted stock units and restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures. Restricted stock activity for the quarter ended April 3, 2010 is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)

Outstanding at January 1, 2010	2,841	$10.39
Granted	218	1.27
Vested	(400)	1.19
Forfeited	(41)	6.72

Outstanding at April 3, 2010	2,618	$11.09

Included in the outstanding restricted shares are 1.3 million shares of performance-based restricted stock. The Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers in February 2007 and 100,000 to an executive officer in July 2007, of which 200,000 shares have since been cancelled due to employee terminations, which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2012. Also, in February 2006, the Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers, of which 200,000 shares have since been cancelled due to employee terminations, which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2011. As of April 3, 2010, the Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $15.1 million of compensation expense associated with these performance-based awards, based upon the value at the issuance date, if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.

As of April 3, 2010, there was $6.0 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the Company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 1.6 years. The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of April 3, 2010 was $3.0 million.
14. Write-off of Loan Receivable from Silicon Supplier
On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silpro. This supply agreement provided the general terms and conditions pursuant to which Silpro would supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company agreed to loan Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time was recorded as an adjustment to the cost of inventory. At December 31, 2008, this loan is presented on the balance sheet as loan receivable from silicon supplier. In April 2009, as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the Company concluded that the loan receivable from Silpro and the related interest would not be repaid and the Company recognized a non-cash charge of $43.9 million. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure further financing.
15. Facility Start-up Costs
In preparing for the operations of its Midland, Michigan and Wuhan, China facilities, the Company incurred start-up costs of approximately $3.7 million for the quarter ended April 3, 2010. For the quarter ended April 4, 2009 the Company incurred start-up costs of approximately $3.5 million for its Devens, Massachusetts and Michigan facilities. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with preparing and qualifying the facilities for production. Construction on the facility in Devens began in September 2007 with the first solar panels produced late in the third quarter of 2008. Construction of the facility in Midland began during the third quarter of 2008 with first production runs beginning in the fourth quarter of 2009. Planning for its facility in China, which is expected to be operational during mid-2010, began during the second quarter of 2009.
16. Restructuring Charges
On December 31, 2008, the Company ceased production at its Marlboro pilot manufacturing facility as part of its restructuring plan to lower overhead costs and reduce overall cash requirements. Ongoing R&D activities continue to be performed at its research and development facility in Marlboro; and advanced manufacturing piloting activities are now performed at its Devens manufacturing facility. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility. For the quarter ended April 4, 2009 the Company recorded costs of approximately $1.8 million primarily for severance to terminated employees, rent and utilities, and professional fees associated with closure of the facility. The Company expects it will continue to incur occupancy and moving costs through the expiration of the lease in mid-2010 and incur location restoration costs.
During the fourth quarter of 2009, the Company’s Board of Directors approved a plan to accelerate its strategic initiative of focusing on its unique wafer manufacturing technology by transitioning its Devens, Massachusetts based panel assembly to China beginning in mid-2010. The Company expects to reduce manufacturing costs associated with panel assembly once the transition is completed. For the quarter ended April 3, 2010 the Company recorded costs of approximately $4.0 million comprised primarily of accelerated depreciation of panel assembly equipment and, to a lesser extent, on-going occupancy costs for its Marlboro pilot manufacturing facility.
17. Income Taxes

The Company has approximately $2.1 million of reserves related to uncertain tax positions on research and development tax credits as of April 3, 2010. The Company is in the process of completing a study of its research and development tax credits which could result in additional charges to these credits. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the carry forwards upon completion of the study would be offset by a corresponding reduction to the valuation allowance.
Interest and penalty charges, if any related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2009 and April 3, 2010 the Company had no accrued interest or penalties related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. Since the Company is in a loss position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The federal and state net operating loss carryforwards and research and development tax credit carryforwards are subject to review and possible adjustment by the taxing authorities. In addition, the Internal Revenue Code under Section 382 contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.
18. Net Loss per Common Share
The Company computes net loss per common share in accordance with the Earning Per Share topic of the FASB codification. Under the guidance, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended April 4, 2009 and April 3, 2010 does not include approximately 37.8 million potential shares of common stock equivalents outstanding at both April 4, 2009 and April 3, 2010, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.
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
19. Geographical and Customer Concentration Information
Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenues for the quarters ended April 4, 2009 and April 3, 2010:

	April 4,	April 3,
	2009	2010
By geography:
United States	21%	14%
Germany	46%	79%
Italy	28%	—
All other	5%	7%

	100%	100%

By customer:
Wagner & Co. Solartechnik GmbH	14%	32%
IBC Solar AG	14%	26%
Donauer Solartechnik Vertriebs GmbH	—	14%
Itochu Corporation	28%	—
Ralos Vertriebs GmbH	11%	—
All other	33%	28%

	100%	100%

The table below summarizes the Company’s concentration of accounts receivable at December 31, 2009 and April 3, 2010:

	December 31,	April 3,
	2009	2010
% of accounts receivable

IBC Solar AG	—	29%
Ralos Vertriebs GmbH	29%	19%
Wagner & Co. Solartechnik GmbH	3%	17%
Sun & Kim Co., Ltd.	12%	10%
Solar City	12%	1%
Top 5 customers	67%	82%
20. Related Party Transactions
In the normal course of business, the Company purchases silicon from REC and OCI under existing supply agreements. For the quarters ended April 4, 2009 and April 3, 2010 the Company purchased silicon from REC for approximately $864,000 and $792,000, respectively. For the quarters ended April 4, 2009 and April 3, 2010 the Company purchased silicon from OCI for approximately $6.7 million and $8.4 million, respectively. At December 31, 2009 and April 3, 2010 the Company had approximately $360,000 and $264,000, respectively, outstanding to REC. At December 31, 2009 and April 3, 2010 the Company had approximately $1.4 million and $4.9 million, respectively, outstanding to OCI.
Prior to 2010, the Company earned fees from Sovello for its marketing and sale of Sovello panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to Sovello, which combined totaled approximately $1.4 million for the quarter ended April 4, 2009. The Company also received payments from Sovello as a reimbursement of certain research and development and other support costs it incurred that benefited Sovello. For the quarters ended April 4, 2009 and April 3, 2010, these costs totaled $13,000 and $0, respectively. In addition, during the normal course of operations, the Company may have purchased from or sold materials to Sovello. For the quarters ended April 4, 2009 and April 3, 2010 the Company purchased $3,000 and $0, respectively, in materials from Sovello, and sold $22,000 and $0, respectively, in materials to Sovello. At December 31, 2009 and April 3, 2010, amounts due to Sovello of $17.5 million and $8.8 million (including amounts associated with certain guarantees and undertakings), respectively, are included on the accompanying consolidated balance sheets.
21. Recent Accounting Pronouncements
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
In October 2009, an update was made to the Debt topic of the FASB codification that amends the topic to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. This update is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company adopted the guidance in January 2010 which required retrospective adjustment of prior periods to conform to current accounting (see Note 2 for details of the adoption of this guidance).
In January 2010, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2009 except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. The portion of the update which was effective for fiscal years beginning after December 15, 2009 did not have an impact on the Company’s consolidated financial results. The portion of the update which is effective for fiscal years beginning after December 15, 2010 is not expected to have an impact on the Company’s consolidated financial position and results of operations.
In February 2010, the FASB issued updated guidance related to Subsequent Events. As a result of this updated guidance, SEC filers must still evaluate subsequent events through the issuance date of their financial statements, however, they are not required to disclose that date in their financial statement disclosures. This amended guidance became effective upon its issuance on February 24, 2010. The Company adopted this updated guidance effective as of this date and all subsequent event references in its SEC filings will reflect these amended disclosure requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
We develop, manufacture and market String Ribbon™ solar panels utilizing our proprietary wafer manufacturing technology. Our technology involves a unique process to produce multi-crystalline silicon wafers by growing thin strips of silicon that are then cut into wafers. This process substantially reduces the amount of silicon and other processing costs required to produce a wafer when compared to conventional sawing processes. Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. With current silicon consumption of about 3.8 grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately half the silicon used by wafer manufacturers utilizing conventional sawing processes. The wafers we produce are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies offer significant cost and manufacturing advantages over competing silicon-based wafer manufacturing technologies.
Our revenues today are primarily derived from the sale of solar panels. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products primarily include on-grid generation, in which supplemental electricity is provided to an electric utility grid. Our products are currently sold to customers primarily in Europe and the United States. As of December 31, 2009 and April 3, 2010, we had approximately 830 and 500 megawatts (“MW”), respectively, of backlog remaining under our existing long-term contracts, with deliveries scheduled through 2013. The decrease in backlog was the result of the suspension of take or pay obligations under our supply agreement with Ralos Vertriebs GmbH, modifications to other take or pay agreements and the fulfillment of orders under contract in the first quarter of 2010. Our sales contracts allow for our customers to request price changes based upon current market conditions, and we may have to further amend our long-term contracts for volumes or pricing, in order to remain competitive.
Our wafer manufacturing technology is proven. Large-scale commercial application of our technology, using furnaces that grow two thin strips of multi-crystalline silicon, began in 2005 with the opening of Sovello AG (formally EverQ GmbH) (“Sovello”), our former joint venture with Renewable Energy Corporation ASA (REC) and Q-Cells SE (Q-Cells). Since its opening, Sovello has produced and shipped over 200 MW of product using our wafer technology, but has faced significant financial difficulties as a result of the overwhelming recent market downturn in demand and pricing for its products.
Through on-going research and design efforts and process changes, we continuously improve our wafer manufacturing technology and our ability to manufacture multi-crystalline silicon wafers. Our manufacturing facility in Devens, Massachusetts uses our Quad wafer furnace equipment, which grows four thin strips of multi-crystalline silicon from one furnace and incorporates a state of the art automated laser cutting technology that further improves our wafer manufacturing process. To date, we have produced and shipped approximately 149 MW of product from our Devens facility.
Our Devens facility has continuously met its key operation goals of rapid sequential production increases and significantly reduced manufacturing costs since opening in mid-2008. Our wafer cost at Devens for the first quarter of 2010 was about $0.65 per watt which we believe is among the lowest in the industry, even at the relatively small volumes currently produced at our Devens facility and silicon costs at about $85 per kilogram. Silicon consumption during the first quarter of 2010 was further trimmed to an industry leading 3.8 grams per watt. Devens is producing wafers that are cost competitive with many of its larger, China-based competitors today. Our R&D team is developing ways to improve the performance of our quad technology at a time when we are simultaneously reducing silicon costs and scaling our low cost manufacturing capacity in China, all of which will result in further reductions in wafer costs allowing us to reach our 2012 goal of $0.30 per watt.
Our total panel cost was about $2.04 per watt in the first quarter 2010, comparable with the fourth quarter of 2009, and down from $3.19 in the first quarter of 2009. However, solar panel prices have fallen precipitously since mid-2008 making it very difficult for manufacturers located in high-cost regions to remain price competitive. Therefore, we are accelerating our strategic initiative of focusing on our unique wafer manufacturing technology and will begin to transition our Devens-based panel assembly to China beginning later in 2010. We expect that by moving panel assembly to China we will be able to substantially reduce manufacturing costs. By early 2011 we expect to have approximately 20 MW of panel capacity in China to accommodate cells made in Devens, and we expect to complete the transition by mid 2011. Devens has shown consistent improvements since start-up and we are pleased with our performance. Given these operational improvements, we now believe that we can achieve a Devens cost of about $1.20 per watt in late 2011 through additional operational efficiencies, reducing materials costs, including silicon, and transitioning our Devens panel assembly to China.
After the transition is complete we will continue to produce wafers and cells at Devens and may increase capacity if market demand warrants. If long-term demand for panels manufactured in the U.S. significantly increases, we will be well positioned to quickly reintroduce panel assembly at Devens. We estimate we will incur non-cash charges of approximately $40 million associated with the accelerated depreciation of panel assembly equipment, which is expected to be recognized ratably through mid-2011 and began in the fourth quarter of 2009, and cash charges, principally compensation costs of about $3 million in 2011.
As part of our strategy of long-term growth and focusing on our core wafer manufacturing technology, on July 30, 2009, we announced that we had finalized agreements with Jiawei Solarchina Co., Ltd., and Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) to expand our manufacturing operations into China. Under these agreements:
•	we will manufacture String Ribbon wafers using our state-of-the-art Quad furnaces at a leased facility being built by Jiawei in Wuhan, China on Jiawei’s campus;

•	Jiawei will convert the String Ribbon wafers into Evergreen Solar-branded panels on a contract manufacturing basis;

•	we will reimburse Jiawei for its cell and panel conversion costs, plus a contract manufacturing fee. The actual price paid to Jiawei will be negotiated annually;

•	we have invested $17 million in cash and equipment in the Wuhan wafer manufacturing operation to date. HSTIC has provided us $33 million of 7.5% financing, which we must repay no later than July 2014. Jiawei will make a similar investment for its cell and panel operations with the support of HSTIC;

•	initial capacity is expected to be approximately 100 MW. Factory construction has begun and the parties expect that wafer, cell and panel production will begin in mid-2010; and

•	the parties intend to expand production capacity of our respective manufacturing operations to approximately 500 MW by 2012, the timing and extent of any potential expansion will be determined in 2010.
Total cost estimated for the initial 100 MW wafer manufacturing facility is expected to be approximately $55 to $60 million, the majority of which is for quad wafer furnaces. When this facility reaches about 20 MW of capacity per quarter expected in early 2011, we expect to initially produce a wafer for about $0.40 per watt and have a total cost of about $1.25 per watt. Beyond that, we will rapidly decrease our costs as we improve factory operational efficiency and reach 25 MW per quarter by mid 2011. As our performance at Devens has demonstrated, yields through the cell and panel fabs using string ribbon wafers are similar to yields in factories that utilize cast and sawn wafers. Therefore working with Jiawei, we believe that we can achieve cell and panel conversion costs that are competitive with industry leading performance and have total panel cost of about $0.90 per watt by the end of 2012, including a wafer cost of about $0.30 per watt.
In December 2008, as part of ongoing efforts to lower overhead costs and reduce overall cash requirements, we committed to a plan to cease operations at our pilot manufacturing facility in Marlboro, Massachusetts. Production at the facility ceased on December 31, 2008. As a result of the cessation of manufacturing in Marlboro, during 2008 we recorded restructuring costs, principally non-cash charges, of approximately $30.4 million associated with the write-off of manufacturing and development equipment, inventory and leasehold improvements of the Marlboro pilot facility. As exhibited by Devens’ financial performance in 2009, closing the Marlboro pilot manufacturing facility and better utilizing existing equipment and facilities at our research and development center and at our Devens manufacturing facility has resulted in lower overhead costs and reduced overall cash requirements.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Results of Operations
Description of Our Revenues, Costs and Expenses
Revenues. Our total revenues consist of revenues from the sale of products, and prior to 2010 royalty revenue associated with our technology agreement with Sovello AG (“Sovello”), and fees from Sovello for our marketing and selling activities associated with sales of product manufactured by Sovello under the Evergreen Solar brand. Product revenues consist of revenues primarily from the sale of solar panels. International product sales accounted for approximately 79% and 86% of total product revenues for the periods ended April 4, 2009 and April 3, 2010, respectively.
Cost of revenues. Cost of product revenues consists primarily of material expenses, salaries and related personnel costs, including stock based compensation, depreciation expense, maintenance, rent and other support expenses associated with the manufacture of our solar power products.
Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, including stock based compensation costs, consulting expenses and prototype costs related to the design, engineering, development, testing and enhancement of our products, manufacturing equipment and manufacturing technology. We expense our research and development costs as incurred. We also may receive payments from other third parties as reimbursement of certain research and development costs we will incur. We believe that research and development is critical to our strategic objectives of enhancing our technology, reducing manufacturing costs and meeting the changing requirements of our customers.
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

Other income (expense), net. Other income (expense) consists of interest income primarily from interest earned on the holding of short-term marketable securities and outstanding loans, finance charges associated with late customer payments, interest expense on outstanding debt, and net foreign exchange gains and losses.
Equity loss from interest in Sovello AG. Prior to its disposition in 2010, we accounted for our one-third share of Sovello’s operating results under the equity method of accounting, which required us to record our one-third share of Sovello’s net income or loss as one line item in our consolidated statement of operations.
Comparison of Quarters Ended April 4, 2009 and April 3, 2010
Revenues. Our product revenues for the quarter ended April 3, 2010 increased 44% to $78.5 million from $54.4 million for the quarter ended April 4, 2009. This increase in product revenues resulted from continued increases in sales volume generated from our new Devens facility which began shipping product in the third quarter of 2008. During the quarter ended April 3, 2010 we shipped approximately 35.4 MW compared to 17.3 MW for the quarter ended April 4, 2009. This increase in volume, in addition to a slightly weaker U.S. dollar, was offset by lower selling prices which have declined, on average, by approximately 29% since the first quarter of 2009 as a result of continued pricing pressures in the market place. Royalty revenue and marketing and selling fees earned from Sovello for the quarter ended April 4, 2009 was $1.4 million. Sovello was sold during the second quarter of 2010.
International product revenues accounted for 79% and 86% of total product revenues for the quarters ended April 4, 2009 and April 3, 2010, respectively. The increase in our capacity, driven by the completion of our Devens facility, has allowed us to continually adjust our distribution strategy as the markets for solar energy rapidly develop and change.
The following table summarizes the concentration of our product revenues by geography and customer for the quarters ended April 4, 2009 and April 3, 2010:

	April 4,	April 3,
	2009	2010
By geography:
United States	21%	14%
Germany	46%	79%
Italy	28%	—
All other	5%	7%

	100%	100%

By customer:
Wagner & Co. Solartechnik GmbH	14%	32%
IBC Solar AG	14%	26%
Donauer Solartechnik Vertriebs GmbH	—	14%
Itochu Corporation	28%	—
Ralos Vertriebs GmbH	11%	—
All other	33%	28%

	100%	100%

Cost of product revenues and gross margin. Our cost of product revenues for the quarter ended April 3, 2010 was approximately $72.4 million, an increase of approximately $17.3 million, from $55.1 million for the quarter ended April 4, 2009. Gross margin for the quarter ended April 3, 2010 was 7.7% as compared to 1.2% for the quarter ended April 4, 2009. The increase in gross margin primarily resulted from the improved efficiencies in overhead manufacturing costs as a result of the level of fixed costs in relation to our sales volumes as we continued to ramp capacity at Devens during 2009 and 2010, in addition to significant improvements in factory yields. These improvements were offset by the significant decline in average selling prices that began during the early part of 2009 and has since continued. Our cost per watt for the quarter ended April 3, 2010 was approximately $2.04. While we continue to experience average selling prices higher than our costs, further substantial declines in selling prices could result in write-downs of the value of our inventory, including our prepaid inventory costs.
We do not expect substantial improvements in manufacturing cost per watt until our Wuhan, China facility reaches meaningful production levels; and we complete the transition of Devens panel assembly to China. We expect the transition of panel assembly to China will take approximately 12 to 18 months to complete.
Research and development expenses. Our research and development expenses for the quarter ended April 3, 2010 were approximately $4.7 million an increase of approximately $290,000, or 6.5%, from $4.4 million for the quarter ended April 4, 2009. The increase is primarily attributable to higher material and equipment expenses of approximately $457,000, partially offset by slightly lower depreciation expense.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended April 3, 2010 were approximately $7.7 million, an increase of $1.3 million, or 21%, from $6.4 million for the quarter ended April 4, 2009. In general, our selling, general and administrative costs have increased as a result of our overall expansion of operations. These increases were primarily attributable to increased compensation and related costs of approximately $428,000 associated with additional personnel and merit increases, increased professional fees of approximately $259,000, increased legal fees of approximately $302,000 in support of our on-going operations and the sale of Sovello, an increase in marketing communication costs of approximately $206,000 and an increase in information technology costs of approximately $170,000 to support the growth of our operations.
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
Facility start-up. In preparing for the operations of our Midland, Michigan and Wuhan, China facilities we incurred costs during the quarter ended April 3, 2010 of approximately $3.7 million. For the quarter ended April 4, 2009 we incurred costs of approximately $3.5 million for our Devens, Massachusetts and Midland, Michigan facilities. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, utilities and miscellaneous other costs associated with preparing and qualifying these facilities for production. Construction of the facility in Devens began in September 2007, and the first solar panels were produced in the third quarter of 2008. Construction of the facility in Midland began during the third quarter of 2008 with the first limited production runs beginning in the fourth quarter of 2009. Planning for our facility in China, which is expected to be operational during mid-2010, began during the second quarter of 2009.
Restructuring charges. On December 31, 2008, we ceased production at our Marlboro pilot manufacturing facility as part of our restructuring plan to lower overhead costs and reduce overall cash requirements. Ongoing R&D activities continue to be performed at our research and development facility in Marlboro; and advanced manufacturing piloting activities are now performed at our Devens manufacturing facility. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility. For the quarter ended April 4, 2009 we recorded costs of approximately $1.8 million primarily for severance to terminated employees, rent and utilities, and professional fees associated with closure of the facility. We expect to continue to incur occupancy and moving costs through the expiration of the lease in mid-2010 and incur location restoration costs.

During the fourth quarter of 2009, our Board of Directors approved a plan to accelerate our strategic initiative of focusing on our unique wafer manufacturing technology by transitioning our Devens, Massachusetts based panel assembly to China beginning in mid-2010. We expect to reduce manufacturing costs associated with panel assembly once the transition is completed. For the quarter ended April 3, 2010 we recorded costs of approximately $4.0 million comprised primarily of accelerated depreciation of panel assembly equipment and, to a lesser extent, occupancy costs for our Marlboro pilot manufacturing facility.
Other income (expense) net. Other net expense of $9.8 million for the quarter ended April 3, 2010 was comprised of approximately $2.2 million of net foreign exchange losses and approximately $7.7 million in interest expense, offset by approximately $139,000 in interest income. Other expense, net, of $4.1 million for the quarter ended April 4, 2009 was comprised of approximately $699,000 of net foreign exchange losses and approximately $5.6 million in interest expense, offset by approximately $2.2 million in interest income. The increase in net foreign exchange losses was primarily due to the strengthening of the U.S. dollar during the first quarter of 2010 in relation to our Euro denominated accounts receivable. The decrease in interest income is attributable to the cessation of interest earned on our outstanding loans to Sovello in addition to significantly lower market interest rates and lower average cash balances that resulted from our on-going construction activities and our operational requirements driven by the growth of our business. The higher interest expense is attributable to lower capitalized interest costs that resulted from the substantial completion of our Devens and Midland facilities. In addition to the interest expense incurred on our senior convertible debt, we incurred interest expense on the loan received for the construction of our facility in China.
Equity loss from interest in Sovello AG. The equity loss from our interest in Sovello for the quarter ended April 4, 2009, was approximately $1.2 million. As a result of the write-off of our aggregate investment in Sovello during the second half of 2009, we ceased recording our one-third share of Sovello’s operating results. Sovello was sold during the second quarter of 2010.
Net loss. As a result of the foregoing, our net loss was $23.9 million for the quarter ended April 3, 2010 ($0.12 net loss per share, basic and diluted) compared to a net loss of $64.5 million for the quarter ended April 4, 2009 ($0.40 net loss per share, basic and diluted).
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. At April 3, 2010, we had working capital of $156.2 million, including cash and cash equivalents of $57.5 million.
Net cash used in operating activities was $23.5 million and $47.5 million for the quarters ended April 3, 2010 and April 4, 2009, respectively. Cash used in operating activities for the quarter ended April 3, 2010 was primarily due to increases in accounts receivable of approximately $13.3 million associated with the increase in our sales volume and the timing of payments by two large customers, an increase in inventory of $5.5 million associated with higher production volumes at Devens and preparation for operations at our facility in China, and a decrease in interest payable of $3.2 million due the timing of interest payments. Net cash used in operating activities in the quarter ended April 4, 2009 was due primarily to losses from our operations of $6.1 million, prior to adjusting for changes in operating assets and liabilities, an increase in our accounts receivable of approximately $12.4 million associated primarily with our increase in revenue in addition to slightly longer customer payment cycles, an increase in inventory of $6.3 million as we continued to scale Devens, and a reduction in accounts payable and accrued expenses of $24.8 million due to timing of payments including amounts due Sovello.
Net cash used in investing activities was $31.3 million for the quarter ended April 3, 2010. Net cash provided by investing activities was $3.2 million for the quarter ended April 4, 2009. The net cash used in investing activities for the quarter ended April 3, 2010 was primarily due to expenditures of approximately $13.8 million, most of which were associated with our Devens, Massachusetts and Midland, Michigan facilities and construction of our Wuhan, China manufacturing facility. In addition, we segregated cash of approximately $6.8 million which was required to cash collateralize a bank guarantee issued on our behalf for equipment purchases for our China facility. We also advanced $2.6 million to Jiawei, our Chinese manufacturing partner, as part of our loan agreement with them which provides Jiawei with sufficient financing flexibility to establish their cell and panel manufacturing facility as well as for working capital requirements as they rapidly ramp their operations to support the contract manufacturing relationship we established with them during 2009. Lastly, in conjunction with the Sovello guarantee, we made a payment of approximately $8.1 million. The net cash provided by investing activities for the quarter ended April 4, 2009 was primarily due to proceeds from the sale and maturity of marketable securities of $74.1 million offset by expenditures of approximately $59.1 million associated with the construction of our Devens, Massachusetts and Midland, Michigan manufacturing facilities. We also advanced Sovello approximately $11.8 million during the quarter ended April 4, 2009 in conjunction with a shareholder loan agreement entered into with them along with REC and Q-Cells, our joint venture partners.
Most of our outstanding commitments for capital expenditures are associated with our Wuhan facility, and to a lesser extent our Devens and Midland facilities.
Net cash used in financing activities was $83,000 for the quarter ended April 3, 2010 which was mainly for payment of costs associated with our share increase, offset by the proceeds of shares purchased under our Employee Stock Purchase Plan. Net cash provided by financing activities for the quarter ended April 4, 2009 was $191,000 which resulted from the proceeds of shares purchased under our Employee Stock Purchase Plan in addition to the exercise of stock options.
Sovello AG Debt Guarantees and Undertakings
On March 23, 2010, we and the other shareholders of Sovello entered into an agreement to sell all of our related interests in Sovello to Ventizz Capital Fund IV, L.P. (“Ventizz”); and on April 21, 2010 all of the required closing conditions were met in order to complete the sale. Pursuant to the agreement, we paid to Sovello (net of receipt of remaining royalty payments and product payments for 2009 of approximately EUR 4.1 million) approximately EUR 2.4 million (approximately $3.3 million at April 3, 2010 exchange rates) on April 21, 2010. This amount was in addition to EUR 5.8 million (approximately $7.9 million at April 3, 2010 exchange rates) which we paid earlier in the quarter in conjunction with a guarantee made to Sovello’s banking syndicate. Upon the completion of the sale, the Master Joint Venture Agreement among us and Sovello’s other shareholders, dated November 5, 2008, was terminated and Sovello’s banking syndicate released us from all of our obligations to Sovello’s banking syndicate pursuant to the Undertaking dated October 6, 2008. In connection with the closing of the sale, our existing technology license agreements with Sovello were terminated and a new technology license agreement was entered into, allowing Sovello to continue using our wafer manufacturing technology to produce String Ribbon™ solar wafers, cells and panels. Under the terms of the new license agreement, we expect to receive $2 million in royalties from Sovello in 2010 and approximately $3 million in the subsequent 2 years for the capacity that exists at Sovello.
Convertible Senior Secured Notes Offering
During the second quarter of 2010, we issued $165 million aggregate principal amount of 13% Convertible Senior Secured Notes due 2015 (“Secured Notes”) in a private placement to Piper Jaffray & Co. who subsequently placed the Secured Notes to investors in accordance with Rule 144A of the Securities Act of 1933, as amended. The Secured Notes are senior secured obligations and are fully and unconditionally guaranteed on a senior secured basis by each of our existing and future direct and indirect wholly owned domestic subsidiaries, subject to certain exceptions. The Secured Notes are secured with a first-priority lien on substantially all of our owned assets and the guarantors, subject to certain exceptions. Interest is payable semi-annually in arrears, and the Secured Notes are convertible into shares of our common stock. Holders have the right to require us to purchase their Secured Notes for cash on April 15, 2013, subject to certain conditions, at a purchase price equal to 100% of the principal amount of the Secured Notes plus accrued and unpaid interest to, but excluding the purchase date. The Secured Notes are convertible into shares of our common stock at an initial conversion rate of 525.2462 shares of common stock per $1,000 principal amount of Secured Notes (which is equivalent to an initial conversion price of approximately $1.90 per share), subject to adjustment upon occurrence of certain events.
Concurrent with the closing of this offering we used approximately $81.9 million of the net proceeds from this offering for the purchase of $124.5 million aggregate principal amount of our 4% Convertible Senior Notes due

2013 and we intend to use the remainder of the net proceeds of approximately $75 million for general corporate purposes, working capital and capital expenditures for further expansion in China.
As of April 26, 2010, we have approximately $447.2 million of debt. After giving effect to the issuance of the $165 million 13% Secured Notes and redemption of $124.5 million of the Senior Notes our estimated annual cash interest expense increased from approximately $18 million to $34 million.
Liquidity Risk and Uncertainty
At April 3, 2010, we had approximately $57.5 million of cash and cash equivalents, which includes approximately $23 million of cash in China. Furthermore, as a result of the financing transactions completed on April 26, 2010, approximately $75 million in additional cash was received which is expected to be used for general corporate purposes, working capital and capital expenditures for further expansion in China.
We believe that our business plan will provide sufficient liquidity to fund our planned capital programs and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the resulting excess capacity, we are exposed to additional particular risks and uncertainties including, but not limited to:
•	the assumption that there should be sufficient market demand to sell the expected production from Devens and China at continually declining selling prices. We expect to continue to moderate our production levels depending on changes in market demands during the year;

•	significant delays in our plan to transition panel assembly to China resulting in continued higher costs relative to our competition that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros; and

•	the ability of Jiawei to execute against its plans to meet our required timetables.
Although our current business plan indicates we have adequate liquidity to operate under expected operating conditions, the risks noted above could result in liquidity uncertainty. Our plan with regard to this uncertainty includes, among other actions, continually monitoring our operating results against expectations and, if required, further restricting operating costs and capital spending if events warrant.
If additional capital is needed and does not become available on acceptable terms, our ability to fund operations, further develop and expand our manufacturing operations and distribution network or otherwise respond to competitive pressures would be significantly limited.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We do not use derivative financial instruments to manage interest rate risk. Interest income earned on any cash, cash equivalents and marketable securities is subject to interest rate fluctuations, but we believe that the impact of these fluctuations will not have a material effect on our financial position due to the liquidity and short-term nature of these financial instruments. For these reasons, a hypothetical 100-basis point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
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

For the quarter ended April 3, 2010, approximately 84% of our product revenues were denominated in Euros. The portion of our sales that are denominated in Euros can vary widely in any one period. As of the quarter ended April 3, 2010, we have five active multi-year solar panel supply agreements which we entered into in 2008, a portion of which are denominated in Euros. The combined current estimated sales value remaining under these five agreements is approximately $971.2 million at April 3, 2010 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels which began in the second half of 2008 and continue through 2013.
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
Internal Control Over Financial Reporting
During the quarter ended April 3, 2010, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation with Barclays and Lehman Brothers.
In October 2008 we filed suit in the United States Bankruptcy Court for the Southern District Court of New York which is still pending against Barclays Capital, Inc. (or Barclays), and Lehman Brothers Holdings Inc. and certain of its affiliated entities (or Lehman Brothers) seeking the return of approximately 12.2 million shares of our common stock loaned by us to Lehman Brothers in July 2008. Those shares were apparently held by Lehman Brothers when it filed for bankruptcy and purportedly transferred to Barclays Capital Inc.
Pursuant to our lawsuit, we demanded Barclays return the 12.2 million shares it obtained from Lehman Brothers after Lehman Brothers filed for bankruptcy on the grounds that, among other things, Lehman Brothers did not hold title to the shares at the time of the purported transfer to Barclays. Injunctive relief to preclude the transfer of the shares by Barclays was denied by the court and we now believe that Barclays has since been sold to Blackrock, Inc. along with some or all of the shares Barclays acquired from Lehman Brothers.
In February 2009, the remaining defendants filed motions to dismiss all of our claims and the motion was heard on April 22, 2009. The court has not yet ruled on the motions to dismiss or indicated when it will rule. We cannot predict the outcome of this effort to recover our shares or payment or damages related thereto.
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
At this time, we believe we are operating in compliance with the DEC’s regulations but the DEC has extended the deadline for full compliance with the Resolution so that some testing of noise levels can be completed and certain other requirements from the Resolution can be addressed, including a worst scenario test to confirm that the facility will comply with the noise restrictions under all possible operating conditions, possible modifications to the facility to enable it to pass the worst case scenario test and the approval of and the installation of a long-term monitoring system. In addition, the DEC is in the process of reviewing the noise limits applicable to our facility. It is unclear whether the DEC will adjust those limits in a way that could require additional substantial and costly modifications to our facility. Our temporary certificate of occupancy for the facility has been extended until August 2010 and we expect to resolve these matters and obtain a permanent occupancy permit by then.
Item 1A. Risk Factors.
In addition to the factors included below and discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described in the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed on March 9, 2010 which describe risks and uncertainties which could materially adversely affect our business, financial condition, results of operations, cash flows and future results. While these are the risks and uncertainties we believe are most important, you should bear in mind that factors may also exist that we cannot anticipate or that we currently do not consider to be significant. These other factors also have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.
Our substantial leverage could adversely affect our ability to fulfill our obligations under our outstanding convertible senior notes and secured notes and may place us at a competitive disadvantage in our industry.
We incurred a significant amount of debt and substantial debt service requirements as a result of the offering of our 4% Senior Convertible Notes due 2013 (or the Senior Notes) completed in July 2008. In addition, we must pay $33 million plus interest to Hubei Science and Technology Investment Company (or HSTIC) by July 24, 2014 in connection with the financing of our China-based wafer manufacturing facility. As of April 3, 2010, we had $373.8 million of Senior Notes outstanding. As of April 3, 2010, as adjusted for the issuance of the Secured Notes and the repurchase of $124.5 million aggregate principal amount of the Senior Notes with a portion of the net proceeds hereof, we would have had total debt outstanding in an aggregate principal amount of approximately $447.2 million (including the payment obligation to HSTIC which is treated as debt for accounting purposes). In addition, we may incur additional debt from time to time to finance working capital, product development efforts, strategic acquisitions, investments and alliances, capital expenditures or other general corporate purposes, subject to the restrictions contained in the indenture governing the Secured Notes and in any other agreements under which we incur indebtedness.
For the fiscal year ended December 31, 2009, our actual interest expense was approximately $27.0 million. After giving effect to the issuance of our 13% Convertible Secured Notes due 2015 (or the Secured Notes) as if they had occurred at the beginning of such fiscal year, our interest expense would have been approximately $39.1 million for the fiscal year ended December 31, 2009.
Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:
•	we are required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances and other general corporate requirements as well as making it more difficult for us to make payments on the Secured Notes;

•	our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that have less debt or are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of debt and the covenants within our debt instruments may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•	covenants in our debt instruments may limit our ability to pay dividends, issue new or additional debt or make other restricted payments and investments.
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations.
A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of our outstanding convertible notes. Any required repayment of our indebtedness as a result of acceleration would lower our current cash on hand such that we would not have those funds available for use in our business. In addition, we may not have sufficient cash on hand to pay all such amounts in the event of an acceleration.
Our ability to meet our payment and other obligations depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us in amounts sufficient and on terms reasonable to us to support our liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our indebtedness, sell assets, reduce or delay capital investments, or seek to raise additional capital.
Servicing our debt, including our convertible notes, requires a significant amount of cash and our ability to generate cash may be affected by factors beyond our control.
Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements.

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt, including our convertible notes, or seeking additional equity capital. Such actions could further negatively impact our ability to generate cash flows. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.
Restrictions imposed by the indenture governing the Secured Notes may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest, however these restrictions will not protect a holder against all activities that we and our subsidiaries may undertake that may be important to them as secured creditors.
The indenture governing the Secured Notes imposes operating and other restrictions on us and our subsidiaries. The indenture may also limit, among other things, the ability of us and our subsidiaries to:
•	incur additional indebtedness and issue certain preferred stock;

•	create liens;

•	make certain restricted payments;

•	make investments;

•	sell assets; and

•	effect a consolidation or merger.
The fundamental change purchase feature of the Senior Notes and the Secured Notes may delay or prevent an otherwise beneficial attempt to take over our company.
The terms of the Senior Notes and the Secured Notes allow holders to require us to purchase the notes for cash in the event of a fundamental change. A takeover of our company that constitutes a fundamental change would trigger an option of the holder of any of our convertible notes to require us to purchase the convertible notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors in our outstanding securities.
We face commercial risks associated with our proposed expansion in China based on our subcontracting relationship with Jiawei.
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
Our Agreements with HSTIC and Jiawei subject us to risk of loss of control or ownership of our operations in Wuhan, China if we are not successful in running our operations.
If we fail to meet our obligation to repay HSTIC and repurchase its equity interest in our China-based manufacturing affiliate, Evergreen China, pursuant to our agreements with HSTIC when due or upon acceleration, we will be required to relinquish our board and management control of, and potentially forfeit our equity interest in, Evergreen

China. In addition, if we fail to meet our obligations to Jiawei pursuant to our manufacturing services agreement, we could be required to sell our equity interest in, or the assets of, Evergreen China to Jiawei, or be required to purchase from Jiawei its equity interests in, or the assets of, its Wuhan, China manufacturing subsidiary. As a result of the foregoing factors, our financial condition, results of operations, business or prospects may be materially adversely affected.
Our operations in China are subject to significant political and economic uncertainties over which we have little or no control and may be unable to alter our business practice in time to avoid adverse impacts on our business.
We are developing significant operations in Wuhan, China, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in Chinese laws and regulations, and possible expropriation or other Chinese government actions. These factors may have a material adverse effect on our operations or on our business, results of operations and financial condition.
China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the People’s Republic of China economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The People’s Republic of China government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall People’s Republic of China economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.
Changes in the value of the Chinese yuan could impact the cost of our operation in Wuhan, China.
The Chinese government is continually pressured by its trading partners to allow its currency to float in a manner similar to other major currencies. Any change in the value of the Chinese yuan may impact our ability to control the cost of our products in the world market. Specifically, the decision by the Chinese government to allow the yuan to begin to float against the United States dollar could significantly increase the labor and other costs incurred in the operation of our Wuhan facility and the cost of raw materials, parts, components and subassemblies that we source in China, thereby having a material and adverse effect on our financial condition and results of operations.
Item 5. Other Information.
We expect to hold our 2010 Annual Meeting of Stockholders on or about July 27, 2010.
Item 6. Exhibits
Exhibits are as set forth in the section entitled “Exhibits Index” which follows the section entitled “Signatures” in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.
Date: May 13, 2010	/s/ Michael El-Hillow
Michael El-Hillow
Chief Financial Officer and Secretary (Principal Financial Officer)

Exhibits Index

Number	Description	Incorporation by Reference

3.1	Third Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000

3.2	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant	Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, dated June 9, 2003

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated December 9, 2009, and filed on December 14, 2009

3.4	Second Amended and Restated By-laws	Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000

3.5	Amendment No. 1 to Second Amended and Restated By-laws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009

4.1	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.2	First Supplemental Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.3	Form of 4% Senior Convertible Note due 2013	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.4	Indenture, by and among the Registrant, the Guarantors and U.S. Bank National Association, as Trustee, dated as of April 26, 2010	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 21, 2010 and filed on April 27, 2010

4.5	Pledge and Security Agreement, dated as of April 26, 2010, by and among the Registrant, the Guarantors and U.S. Bank National Association, as Collateral Agent	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated April 21, 2010 and filed on April 27, 2010

4.6	Collateral Trust Agreement, dated as of April 26, 2010, by and among the Registrant, the Guarantors and U.S. Bank National Association, as Collateral Agent	Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, dated April 21, 2010 and filed on April 27, 2010

4.7	Form of 13% Convertible Senior Secured Note due 2015	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 21, 2010 and filed on April 27, 2010

10.1†	Amendment to Master Supply Agreement between the Registrant and Ralos Vertriebs GmbH dated March 26, 2010	*

10.2	Guarantee from Ralos New Energies AG dated March 26, 2010	*

Number	Description	Incorporation by Reference

10.3	Loan Agreement between Evergreen Solar (China) Co. and Jiawei Solar (Wuhan) Co., Ltd. dated March 26, 2010	*

10.4	Promissory Note made by Jiawei Solarchina Co., Ltd to the Registrant dated April 30, 2010	*

10.5§	Management Incentive Plan	*

10.6†	Amendment effective on or about January 1, 2010 to Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008	*

10.7†	Amendment effective on or about January 1, 2010 to Master Supply Agreement by and between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008	*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

†	Confidential treatment requested as to certain portions.

§	Indicates a management contract or compensatory plan, contract or arrangement.

*	Not applicable (filed herewith)