Form 10-Q
period 2010-07-03
EVERGREEN SOLAR INC
filed 2010-08-11
CIK 947397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
     (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 6, 2010 the registrant had 210,307,080 shares of common stock outstanding.

Evergreen Solar, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended July 3, 2010

PART I
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report and the documents incorporated by reference herein, contain forward-looking statements regarding management’s expectations, beliefs, strategies, goals, outlook and other non-historical matters. Forward-looking statements are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. They may often be identified with such words as “we expect,” “we believe,” “we anticipate” or similar indications of future expectations. These statements are neither promises nor guarantees and involve risks and uncertainties. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited, to statements regarding:
•	our future growth, revenue, earnings and gross margin improvement;

•	our ability to reduce manufacturing costs and improve yields in our Devens, Massachusetts manufacturing facility and meet initial manufacturing cost and yield targets in our Wuhan, China manufacturing facility;

•	the completion of our Midland, Michigan and Wuhan, China facilities and Jiawei’s Wuhan, China facilities and other potential capacity expansions, and the timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•	the transition of our panel assembly to China from our manufacturing facility in Devens, Massachusetts;

•	the sufficiency of our cash and cash equivalents; access to capital markets to satisfy our anticipated cash requirements or to restructure our outstanding indebtedness; and possible sales or exchanges of securities and our planned use of proceeds from such sales;

•	capital requirements to respond to competitive pressures and acquire complementary businesses and necessary technologies;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	the demand, pricing and market for our products, shifts in our geographic product revenue mix, and our position in the solar power market;

•	the volume of solar wafers, cells and panels we can produce;

•	the making of strategic investments and expansion of strategic partnerships, manufacturing operations and distribution networks; and the future benefit of these activities;

•	operating efficiency of our manufacturing facilities, including increases in manufacturing scale and technological improvements needed to continuously reduce the cost per watt to manufacture our products;

•	revenue from customer contracts primarily denominated in Euros that are subject to foreign currency exchange risks and the use of derivative financial instruments to manage those risks;

•	our receipt of government sponsored financing or other funding to support our expansion;

•	our expectations regarding product performance and technological competitiveness;

•	our ability to obtain key materials; and

•	the benefits of our proprietary technology and new manufacturing processes and other developments, including advances in our quad wafer furnace, the industry standard size wafer furnaces we are developing and other continued enhancements of our wafer, cell and panel production technologies.

There are numerous risk and uncertainties which could cause our actual results to differ materially from such forward-looking statements, including, for example:
•	unexpected materials shortages or price increases;

•	the uncertainty involved in forecasting the cost benefits from new technologies, new operational strategies and operational scaling;

•	the possibility that the Company may be unable to fund future manufacturing expansions;

•	the complexity of forecasting product pricing and customer demand in a volatile and uncertain market for the Company’s products; and

•	the default that would occur under our outstanding indebtedness if we are delisted from Nasdaq, which would cause our indebtedness to become immediately due and payable.
These and additional risks and uncertainties described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Part II, Item 1A in our Quarterly Report on Form 10-Q, for the quarter ended April 3, 2010, among others could cause forward looking statements to be incorrect and may have a material adverse effect upon our business, results of operations and financial condition. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update any such statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Evergreen Solar, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31,	July 3,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$112,368	$115,421
Accounts receivable, net of allowance for doubtful accounts	53,295	53,732
Inventory	34,890	46,936
Prepaid cost of inventory	25,634	31,000
Other current assets	11,451	14,837

Total current assets	237,638	261,926

Restricted cash	3,134	11,145
Deferred financing costs	8,312	10,945
Loan receivable from Jiawei and related interest	—	13,028
Prepaid cost of inventory	147,573	128,867
Fixed assets, net	430,681	427,520
Other assets	295	301

Total assets	$827,633	$853,732

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$31,420	$37,360
Due to Sovello AG and related guarantees	17,544	—
Accrued employee compensation	7,287	4,392
Accrued interest	7,004	8,501
Accrued warranty	2,368	3,109

Total current liabilities	65,623	53,362

Convertible notes, net of discount	323,276	384,729
Loan and related interest payable	34,152	35,650
Deferred income taxes	5,396	5,396

Total liabilities	428,447	479,137
Commitments and Contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 207,809,919 and 208,057,080 issued and outstanding at December 31, 2009 and July 3, 2010, respectively	2,078	2,081
Additional paid-in capital	1,028,233	1,030,824
Accumulated deficit	(631,119)	(658,395)
Accumulated other comprehensive income (loss)	(6)	85

Total stockholders’ equity	399,186	374,595

Total liabilities and stockholders’ equity	$827,633	$853,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Year-to-Date Period Ended
	July, 4	July 3,	July, 4	July 3,
	2009	2010	2009	2010
Product revenues	$62,697	$81,117	$117,136	$159,590
Royalty and fee revenues	1,141	3,411	2,508	3,411

Total revenues	63,838	84,528	119,644	163,001
Cost of revenues	62,628	77,292	117,750	149,716

Gross profit	1,210	7,236	1,894	13,285

Operating expenses:
Research and development	4,444	5,241	8,890	9,977
Selling, general and administrative	6,742	7,349	13,118	15,041
Write-off of loan receivable from silicon supplier	—	—	43,882	—
Facility start-up	687	5,242	4,146	8,972
Restructuring charges	825	4,874	2,617	8,855

Total operating expenses	12,698	22,706	72,653	42,845

Operating loss	(11,488)	(15,470)	(70,759)	(29,560)

Other income (expense):
Foreign exchange gains (losses), net	1,681	(6,935)	982	(9,179)
Interest income	1,341	1,093	3,554	1,232
Interest expense	(6,785)	(10,030)	(12,418)	(17,773)
Gain on early extinguishment of debt	—	24,777	—	24,777

Other income (expense), net	(3,763)	8,905	(7,882)	(943)

Loss before equity loss from interest in Sovello AG and gain on reversal of impairment of equity investment	(15,251)	(6,565)	(78,641)	(30,503)
Equity loss from interest in Sovello AG	(5,340)	—	(6,492)	—
Gain on reversal of impairment of equity investment	—	3,227	—	3,227

Net loss	$(20,591)	$(3,338)	$(85,133)	$(27,276)

Net loss per share (basic and diluted)	$(0.11)	$(0.02)	$(0.50)	$(0.13)

Weighted average shares used in computing basic and diluted net loss per share	180,745	205,453	171,163	205,291
The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Year-to-Date Period Ended
	July 4,	July 3,
	2009	2010
Cash flows from operating activities:
Net loss	$(85,133)	$(27,276)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,484	29,898
Gain on early extinguishment of debt	—	(24,777)
Imputed interest and accretion of bond premiums	(478)	—
Amortization of prepaid cost of inventory	5,770	6,622
Equity loss from Sovello AG	6,492	—
Amortization of deferred debt financing costs	1,197	1,290
Loss on loan receivable from silicon supplier	43,882	—
Loss on disposal of fixed assets	—	494
Provision for warranty	606	798
Amortization of debt discount	5,736	5,459
Compensation expense associated with employee equity awards	3,668	2,218
Changes in operating assets and liabilities:
Accounts receivable	(27,458)	(437)
Inventory	(6,024)	(12,046)
Prepaid cost of inventory	(76)	7,677
Other current assets	(2,428)	(3,386)
Accounts payable and accrued expenses	(32,783)	(1,442)
Interest payable	632	2,392
Other	2,653	57

Net cash used in operating activities	(65,260)	(12,459)

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(84,581)	(25,050)
Proceeds from the disposal of fixed assets	—	62
Increase in restricted cash	(2,914)	(8,016)
Increase in Sovello AG loan	(11,750)	—
Payment associated with sale of Sovello AG and associated guarantee	—	(14,804)
Increase in other loans	—	(12,800)
Proceeds from sale and maturity of marketable securities	74,051	—

Net cash used in investing activities	(25,194)	(60,608)

Cash flows from financing activities:
Proceeds from the issuance of convertible secured debt, net of offering costs	—	158,557
Early redemption of senior convertible debt, net of redemption costs	—	(82,354)
Payment associated with share increase	—	(144)
Proceeds from the issuance of common stock, net of offering costs	72,835	—
Proceeds from exercise of stock options and shares purchased under Employee
Stock Purchase Plan	205	61

Net cash provided by financing activities	73,040	76,120

Net increase (decrease) in cash and cash equivalents	(17,414)	3,053
Cash and cash equivalents at beginning of period	100,888	112,368

Cash and cash equivalents at end of period	$83,474	$115,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2009. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at July 3, 2010, the results of operations for the quarters and year-to-date periods ended July 4, 2009 and July 3, 2010, and the cash flows for the year-to-date periods ended July 4, 2009 and July 3, 2010. The balance sheet at December 31, 2009 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2010.
The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and companies it considers to be wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Operating results of its foreign subsidiaries are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. The operating results and financial positions of the foreign subsidiaries are currently limited in nature.
As part of the Company’s plan to expand its manufacturing operations into China, on July 24, 2009 the Company and Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) entered into a investment agreement (the “Investment Agreement”) related to HSTIC’s investment in the Company’s subsidiary, Evergreen Solar (China) Co., Ltd. (“Evergreen Wuhan”). Pursuant to the Investment Agreement, HSTIC invested the RMB equivalent of $33 million in Evergreen Wuhan in exchange for 66% of Evergreen Wuhan’s shares. The Company invested approximately $17 million in cash and equipment for the remaining 34% of Evergreen Wuhan’s shares. Immediately upon HSTIC’s investment, the Company agreed to purchase HSTIC’s shares and is required to pay for the shares no later than July 2014. This payment obligation will require the Company to pay to HSTIC for its shares in Evergreen Wuhan an amount equal to HSTIC’s aggregate investment of $33 million plus interest of 7.5% compounded annually, resulting in a debt-like instrument. Accordingly, the Company has treated its payment obligation as indebtedness of the Company and fully consolidates Evergreen Wuhan which it considers to be wholly-owned. The functional currency of Evergreen Wuhan is the RMB.
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
Sovello Joint Venture
On April 21, 2010, all of the outstanding shares of Sovello AG (formally EverQ GmbH) (“Sovello”), the Company’s joint venture with Renewable Energy Corporation ASA (REC) and Q-Cells SE (Q-Cells), was sold to Rolling Hills S.à.r.l, an affiliate of Ventizz Capital Fund IV, L.P (“Ventizz”) (see Note 5).

Prior to the sale, the Company applied the equity method of accounting for its one-third share of Sovello’s operating results in accordance with the Investments – Equity Method and Joint Ventures topic of the FASB codification. However, during the third and fourth quarters of 2009 the Company wrote-off its aggregate investment in Sovello in addition to recording charges associated with its guarantee and for estimated payments relating to undertakings with Sovello’s bank and for other then expected costs due to Sovello’s significant financial difficulties at that time. As a result, the Company’s 2010 consolidated statement of operations and consolidated statement of cash flows does not include its one-third share of Sovello’s results of operations.
Liquidity Risk and Management Plans
At July 3, 2010, the Company had approximately $115.4 million of cash and cash equivalents, which included approximately $11.2 million of cash in China. This balance included approximately $75 million received from the financing transactions completed on April 26, 2010 (see Note 8) to be used for general corporate purposes, working capital and capital expenditures for further expansion in China.
The Company believes that its operations will provide sufficient liquidity to fund its business plan including planned capital programs and its operating needs for the next 12 months. While its business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by intense competition, especially from China, and the potential excess capacity, the Company is exposed to additional particular risks and uncertainties including, but not limited to:
•	the assumption that there should be sufficient market demand to sell the expected production from Devens and China at continually declining selling prices. The Company expects to continue to moderate its production levels depending on changes in market demands during the year;

•	significant delays in the Company’s plan to transition Devens’ panel assembly to China resulting in continued higher costs relative to its competition that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the Company’s contracted sales are denominated in Euros;

•	the ability of our Chinese subcontract cell and panel manufacturer, Jiawei Solar (Wuhan) Co., Ltd., to execute against its plans to meet the Company’s required timetables; and

•	longer-term liquidity risk related to the repayment of its outstanding indebtedness if it is not repurchased by the Company or converted into the Company’s common stock in accordance with its terms prior to maturity.
Although the Company’s current business plan indicates it has adequate liquidity to operate under expected short term operating conditions, the risks noted above could result in liquidity uncertainty. The Company’s plan with regard to this uncertainty includes, among other actions, continually monitoring its operating results and market conditions against expectations and, if required, further restricting operating costs and capital spending if events warrant. While the Company believes its recent secured note financing addressed the Company’s short-term liquidity needs, the Company recognizes that it must strengthen its balance sheet and its long-term financial position, and will continue to evaluate its capital structure to address its longer-term liquidity issues.
If additional capital is needed and does not become available on acceptable terms, the Company’s ability to fund operations, further develop and expand its technology, manufacturing operations and distribution network, repay or restructure significant indebtedness that will become due in several years or otherwise respond to competitive pressures would be significantly limited.

2. Accounting Change
Effective January 1, 2010 the Company adopted new guidance for own-share lending arrangements issued in contemplation of convertible debt issuance, as required by the Debt topic of the FASB codification. This guidance requires an entity that enters into an equity-classified share lending agreement, utilizing its own shares, in contemplation of a convertible debt issuance or other financing to initially measure the share lending arrangement at fair value and treat it as a cost of the financing. In addition, if it becomes probable that the counterparty to the arrangement will default, the issuer shall recognize an expense for the fair value of the unreturned shares, net of probable recoveries. These rules require the revision of prior periods to retroactively apply the new accounting.
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
The adoption of the new guidance also resulted in a change to the Company’s condensed consolidated statement of operations for the quarter and year-to-date periods ended July 4, 2009, specifically an increase to interest expense of approximately $0.3 million and $0.5 million. In addition, the Company will be required to amend its 2009 operating results for the remaining quarters of 2009 and the full year 2009 when presented in future filings. There is no impact on the Company’s cash flows. For the quarter and year-to-date periods ended July 3, 2010, the Company recognized non-cash interest expense of approximately $0.3 million and $0.5 million, respectively, associated with the new guidance.
3. Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.
4. Inventory
Inventory consisted of the following at December 31, 2009 and July 3, 2010 (in thousands):

	December 31,	July 3,
	2009	2010
Raw materials	$18,327	$28,380
Work-in-process	7,643	12,330
Finished goods	8,920	6,226

	$34,890	$46,936

Prepaid cost of inventory	$173,207	$159,867
Less: current portion	25,634	31,000

Noncurrent portion	$147,573	$128,867

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
5. Investment in and Sale of Sovello AG
The Company applied the equity method of accounting for its one-third share of Sovello’s operating results in accordance with the guidance provided by the Equity Method and Joint Ventures topic of the FASB Codification. During 2009 Sovello’s business faced significant financial difficulties as a result of the overwhelming market downturn in demand and pricing for its products. As a result, Sovello defaulted under its bank loan agreement. In light of this and other financial difficulties, including the on-going deterioration in world-wide pricing for Sovello’s products, the Company recorded an impairment charge of approximately $126.1 million during the second half of 2009 related to its aggregate investment in Sovello.
On April 21, 2010, the Company and other shareholders of Sovello (Q-Cells SE and Renewable Energy Corporation ASA) sold all of the outstanding shares of Sovello to Ventizz. The sale of the shares to Ventizz resulted in a new license agreement between the Company and Ventizz for the license of the Company’s Gemini and Quad wafer manufacturing technology. The license agreement replaced the Company’s existing license agreements with Sovello and calls for royalty payments from them of $2.0 million in 2010 and $3.0 million in the subsequent 2 years for the capacity that exists at Sovello.
Pursuant to the Share Purchase Agreement, the Company paid to Sovello (net of receipt of remaining royalty payments and product payments for 2009 of approximately EUR 4.1 million) approximately EUR 2.4 million (approximately $3.0 million at July 3, 2010 exchange rates) on April 21, 2010. This amount was in addition to EUR 5.8 million (approximately $7.2 million at July 3, 2010 exchange rates) paid by the Company in the first quarter in conjunction with a guarantee made to Sovello’s banking syndicate. In connection with the closing of the sale, the Master Joint Venture Agreement among the shareholders and Sovello, dated November 5, 2008, was terminated and the Company satisfied its remaining obligations pursuant to the Undertaking, dated October 6, 2008, it made to Sovello’s banking syndicate. As a result of the sale to Ventizz, the Company recognized a gain of approximately $3.2 million from the reversal of a portion of the impairment charges recorded during the third and fourth quarters of 2009 on its equity investment in Sovello.
6. Fixed Assets
Fixed assets consisted of the following at December 31, 2009 and July 3, 2010 (in thousands):

	Useful	December 31,	July 3,
	Life	2009	2010
Land		$119	$119
Buildings	40 years	208,909	208,462
Laboratory and manufacturing equipment	3-7 years	257,186	270,872
Computer and office equipment	3-7 years	5,890	5,918
Leasehold improvements	Lesser of 15 to 20 years or lease term	16,418	16,418
Assets under construction		34,297	47,737

		522,819	549,526
Less: Accumulated depreciation		(92,138)	(122,006)

		$430,681	$427,520

During 2007, the Commonwealth of Massachusetts support program awarded the Company $20.0 million in grants towards the construction of its Devens, Massachusetts manufacturing facility, virtually all of which has been received as of July 3, 2010. The grants have been capitalized as a reduction of the construction costs. The funds granted are subject to repayment by the Company if, among other conditions, the new jobs created for the Devens manufacturing facility does not exceed 350 jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs per annum. Because the Company has the ability and intent to satisfy the obligations under the awards, the grant monies received will be amortized over the same period as the underlying assets to which they relate.
On October 30, 2009, the Board of Directors of the Company committed to a plan to transition the Company’s panel assembly operations from its manufacturing facility in Devens, Massachusetts to China. The transition, which began in 2010, is anticipated to be completed by mid-2011, subject to market requirements. The Company estimates it will recognize aggregate non-cash charges of up to approximately $44 million associated with the depreciation of panel assembly equipment, including accelerated depreciation, which are expected to be recognized ratably over the transition period and began in the fourth quarter of 2009, and cash charges of about $3.0 million, principally severance and retention bonuses which will be recognized as incurred.
Depreciation expense for the quarters ended July 4, 2009 and July 3, 2010 was $10.0 million and $15.1 million, respectively, and was $18.5 million and $29.9 million for the year-to-date periods ended July 4, 2009 and July 3, 2010, respectively. The 2010 amounts include accelerated depreciation associated with the transition of panel fab to China.
As of July 3, 2010, the Company had outstanding commitments for capital expenditures of approximately $16.4 million primarily for development of and equipment for its new Wuhan, China facility and, to a lesser extent, equipment for its Devens and Midland, Michigan facilities.
7. Loan Receivable from Jiawei
On March 26, 2010, Evergreen Wuhan entered into a loan agreement with Jiawei Solar (Wuhan) Co., Ltd. (“Jiawei”) pursuant to which a loan of RMB 34.1 million would be provided to Jiawei (approximately $5.0 million at July 3, 2010 exchange rates) at an interest rate of 7.5% compounded semi-annually. The principal and accrued interest is due no later than March 30, 2015. In addition, on April 29, 2010, the Company entered into an additional loan agreement with Jiawei’s parent company pursuant to which a $7.8 million loan would be made to Jiawei at an interest rate of 7.5% compounded semi-annually. The principal and accrued interest is due no later than April 30, 2015. The Company has the option to convert up to $5.0 million of this loan into stock or other securities of Jiawei at any time prior to repayment of the loan and related interest. These loans are being made to Jiawei to provide it with sufficient financing flexibility to establish its cell and panel manufacturing facility as well as for working capital requirements as Jiawei rapidly ramps its operations to support its contract manufacturing relationship with the Company which was established during 2009. As of July 3, 2010 the combined amounts of $12.8 million have been loaned under these agreements.
8. Debt
The Company’s convertible debt consisted of the following at December 31, 2009 and July 3, 2010 (in thousands):

	December 31,	July 3,
	2009	2010
Senior convertible notes, net of discount	$323,276	$219,729
Convertible senior secured notes	—	165,000

Total convertible notes, net of discount	$323,276	$384,729

Senior Convertible Notes
On July 2, 2008, the Company completed a public offering of $373.8 million aggregate principal amount of its 4% Senior Convertible Notes (the “Senior Notes”). Net proceeds to the Company from the Senior Notes offering, including the cost of the capped call transaction (see Capped Call), were approximately $325.8 million. The Company’s financing costs associated with the Senior Notes are being amortized over the five year term. During the quarter ended July 3, 2010 the Company repurchased approximately $124.5 million aggregate principal amount of these Senior Notes (see Convertible Senior Secured Notes below), recognizing a gain of approximately $24.8 million on the early extinguishment, and leaving a remaining balance of approximately $249.2 million as of July 3, 2010.
The Senior Notes bear cash interest at the rate of 4% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2009, with an effective interest cost of approximately 8.8% as a result of the adoption of the guidance required by the Debt topic of the FASB codification relating to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), in addition to the impact of accounting for equity classified own share lending arrangements as described in Note 2. The Senior Notes were originally accounted for as traditional convertible debt, with no bifurcation of the conversion feature recognized as a separate asset or liability. However, effective January 1, 2009, in accordance with the Debt topic of the FASB codification, the Company has separately accounted for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Senior Notes will mature on July 15, 2013 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The Senior Notes are not redeemable at the Company’s option prior to the stated maturity date. If certain fundamental changes occur at any time prior to maturity, holders of the Senior Notes may require the Company to repurchase their Senior Notes in whole or in part for cash equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Company’s Senior Notes is estimated based on quoted market prices which were trading at an average of approximately 29.5% of par value as of July 3, 2010, or approximately $73.4 million.
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
Capped Call
In connection with the Company’s Senior Notes offering on June 26, 2008, the Company entered into a capped call transaction with respect to the Company’s common stock with an affiliate of Lehman Brothers Inc., the lead underwriter for the offering, in order to reduce the dilution that would otherwise occur as a result of new common stock issuances upon conversion of the Senior Notes. The capped call transaction had an initial strike price of $12.1125 per share, subject to certain adjustments, which matches the initial conversion price of the Senior Notes, and had a cap price of $19.00 per share.
The capped call transaction was designed to reduce the potential dilution resulting from the conversion of the Senior Notes into shares of common stock, and effectively increase the conversion price of the Senior Notes for the Company to $19.00 per share from the actual conversion price to the note holders of $12.11 per share. The total premium to be paid by the Company for the capped call was approximately $68.1 million, of which $39.5 million was paid contemporaneously with the closing of the Senior Notes offering and the remaining $28.6 million was required to be paid in nine equal semi annual installments beginning January 15, 2009. In accordance with the guidance in Distinguishing Liability from Equity topic of the FASB codification and the Derivative and Hedging topic of the FASB codification, the capped call instrument was classified as equity and therefore the up-front capped call premium plus the present value of the future installments were recorded in additional paid-in capital. As this instrument did not qualify as a derivative under Derivatives and Hedging topic of the FASB codification, it was not subject to mark-to-market adjustments in subsequent periods.
On September 15, 2008 and October 3, 2008, respectively, the parent company of the lead underwriter, Lehman Brothers Holdings Inc., and the lead underwriter’s affiliate filed for protection under Chapter 11 of the federal Bankruptcy Code, each an event of default under the capped call transaction. As a result of the defaults, the affiliate is not expected to perform its obligations if such obligations were to be triggered and the Company’s obligations under the agreement have been suspended. The Company believes it has the right to terminate the capped call transaction based on the defaults that have occurred. Accordingly the remaining premium liability under the capped call transaction was reversed against equity.
On September 9, 2009, the Company received notification from the lead underwriter’s affiliate purporting to terminate the capped call transaction based on the Company’s failure to pay additional installment payments under the capped call transaction. On September 25, 2009, the Company received a letter from the same party requesting payment of $19,992,487 (plus $340,673 in interest) as payment for the termination of the capped call transaction. If litigation is commenced, the Company has reason to believe the affiliate of the lead underwriter will claim at least $5 million more (plus interest) than it previously demanded.
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
Convertible Senior Secured Notes
On April 26, 2010, the Company completed a private placement of $165 million aggregate principal amount of its 13% Convertible Senior Secured Notes due 2015 (the “Secured Notes”) to Piper Jaffray & Co. (the “Initial Purchaser”) who subsequently placed the Secured Notes to investors in accordance with Rule 144A of the Securities Act of 1933, as amended. The Secured Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 26, 2010, among the Company, the guarantors named therein (the “Guarantors”) and U.S. Bank National Association, as trustee. The Company used approximately $82.4 million of the $158.6 million net proceeds from this offering for the purchase of approximately $124.5 million aggregate principal amount of its Senior Notes and intends to use the remainder of the net proceeds of approximately $75 million for general corporate purposes, working capital and capital expenditures for further expansion in China. As a result of these financing transactions, the Company’s annual cash interest expense increased from approximately $18 million to $34 million.
The Secured Notes bear interest at the rate of 13% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. The Secured Notes will mature on April 15, 2015 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. If certain fundamental change transactions occur at any time prior to maturity or if more than $50 million in principal amount of the Company’s Senior Notes remain outstanding on April 15, 2013, holders of the Secured Notes may require the Company to repurchase their Secured Notes in whole or in part for cash equal to 100% of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Secured Notes is estimated based on quoted market prices which as of July 3, 2010 was approximately $127.3 million.
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
The Secured Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 525.2462 shares of common stock per $1,000 principal amount of Secured Notes (which is equivalent to an initial conversion price of approximately $1.90 per share), subject to adjustment upon occurrence of certain events. The initial conversion price represents a conversion premium of approximately 52% relative to $1.25, which was the last reported sale price of the Company’s common stock on the Nasdaq Global Market on April 20, 2010.
For each of the quarters ended July 4, 2009 and July 3, 2010, the Company recorded approximately $6.7 million and $9.8 million, respectively, in interest expense associated with its Senior Notes and Secured Notes (which includes non-cash interest of approximately $2.9 million and $3.0 million, respectively, associated with the guidance of the Debt topic of the FASB codification), and capitalized interest of approximately $502,000 and $13,000, respectively. For each of the year-to-date periods ended July 4, 2009 and July 3, 2010, the Company recorded approximately $13.4 million and $17.2 million, respectively, in interest expense associated with its Senior Notes and Secured Notes (which includes non-cash interest of approximately $5.7 million and $6.7 million, respectively, associated with the guidance of the Debt topic of the FASB codification), and capitalized interest of approximately $2.4 million and $30,000, respectively.
Loan Payable
Pursuant to the Investment Agreement, HSTIC invested the RMB equivalent of $33 million in Evergreen Wuhan in exchange for 66% of Evergreen Wuhan’s shares. This payment obligation will require the Company to pay to HSTIC for its shares in Evergreen Wuhan an amount equal to HSTIC’s aggregate investment of $33 million plus interest of 7.5%, compounded annually, no later than 2014, the end of the five year period after receipt of the investment. The fair value of the loan approximates book value.
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
Interest incurred on the loan for the quarter and year-to-date periods ended July 3, 2010, which is payable in conjunction with the loan repayment, was approximately RMB 4.3 million and RMB 8.6 million, respectively ($628,000 and $1.3 million, respectively, at applicable exchange rates). Of these amounts approximately RMB 2.9 million and RMB 4.4 million for the quarter and year-to-date periods ended July 3, 2010, respectively ($433,000 and $642,000, respectively, at applicable exchange rates) was capitalized. The combined loan and related interest amounts have been included in Loan and Related Interest Payable on the balance sheet.
Letters of Credit
As of July 3, 2010, the Company has approximately $11.1 million of restricted cash of which approximately $7.1 million pertains to outstanding letters of credit which were required to secure several equipment leases, an outstanding equipment purchase commitment, and the Company’s corporate credit card program. The Company has segregated cash to collateralize these outstanding letters of credit.

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
Noise Noncompliance Proceedings for the Devens Manufacturing Facility.
In 2009, the Devens Enterprise Commission, (or the DEC), the governmental authority that regulates development and zoning within the Devens Enterprise Zone cited the Company’s Devens, Massachusetts manufacturing facility for violations of local noise limits. Later in 2009, the Company took significant steps to mitigate the noise being generated by its Devens facility and believes it is now operating in compliance with the DEC’s regulations. However, the DEC’s staff recently reported it is unable to determine whether compliance has been achieved without extensive and expensive additional monitoring at the Company’s expense. In lieu of incurring the significant proposed monitoring expenses as would be needed to further demonstrate compliance with the DEC’s regulations, the Company has agreed to install additional noise mitigation measures that will help the facility achieve noise levels adequately below existing regulatory limits. The DEC has formally determined that lowering facility noise to these levels will satisfy the DEC’s regulations. The Company’s additional mitigation efforts are expected to be completed in October 2010. Once completed and the lower noise levels are achieved, the DEC is expected to issue a permanent certificate of occupancy for the Devens facility.
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

The following table summarizes the activity regarding the Company’s warranty accrual for the year-to-date periods ended July 4, 2009 and July 3, 2010, respectively (in thousands):

	Year-to-Date Period Ended
	July 4,	July 3,
	2009	2010
Balance at beginning of period	$1,182	$2,368
Warranty costs accrued	606	799
Warranty costs incurred	(23)	(58)

Balance at end of period	$1,765	$3,109

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and July 3, 2010 (in thousands):

December 31, 2009
		Quoted Prices	Using Significant	Using Significant
	Total	in Active	Other Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Money markets	$20,007	$20,007	$—	$—

July 3, 2010
		Quoted Prices	Using Significant	Using Significant
	Total	in Active	Other Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Money markets	$61,198	$61,198	$—	$—
Valuation Techniques
Money Market funds are measured at fair value using unadjusted quoted prices in active markets for identical securities and are classified within Level 1 of the valuation hierarchy.
11. Stockholders’ Equity
The Company has two classes of capital stock: common and preferred. As of December 31, 2008, the Company had 250,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. At a special shareholders’ meeting on December 9, 2009, an amendment was approved to the Company’s Third Amended and Restated Certificate of Incorporation to increase the authorized shares of its common stock from 250,000,000 to 450,000,000, the amount reflected on the Company’s balance sheet as of December 31, 2009. At July 3, 2010, 12,150,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan and 1,500,000 shares were authorized for future issuance under the Company’s 2000 Stock Option and Incentive Plan.
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
Common Stock Lending Agreement
Concurrent with the offering and sale of the Senior Notes on June 26, 2008, the Company entered into a common stock lending agreement (the “Common Stock Lending Agreement”) with an affiliate (the “Common Stock Borrower”) of the lead underwriter, pursuant to which the Company loaned 30,856,538 shares of its common stock (the “Borrowed Shares”) to the Common Stock Borrower. The Common Stock Borrower offered the 30,856,538 shares in a separate registered offering. The Common Stock Borrower received all of the proceeds from the sale of the borrowed common stock. In consideration for the issuance of the Borrowed Shares, the Common Stock Borrower paid the Company a nominal loan fee. In the Common Stock Lending Agreement, the Common Stock Borrower agreed to deliver to the Company 30,856,538 shares of its common stock upon the earliest of (i) July 15, 2013, (ii) the Company’s election, at such time that the entire principal amount of notes ceases to be outstanding, (iii) the mutual agreement of the Company and the Common Stock Borrower, (iv) the Company’s election, upon a default by the Common Stock Borrower, and (v) the Common Stock Borrower’s election, at any time. The obligations of the Common Stock Borrower under the Common Stock Lending Agreement are guaranteed by the parent company of the lead underwriter, Lehman Brothers Holdings Inc.
These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the Senior Notes. On September 15, 2008, the parent company of the lead underwriter filed for protection under Chapter 11 of the federal Bankruptcy Code and the Common Stock Borrower was placed into administration proceeding in the United Kingdom shortly thereafter. As a result of the bankruptcy filing and the administration proceeding, the Common Stock Lending Agreement automatically terminated and the Common Stock Borrower was contractually required to return the shares to the Company or the value of the shares in cash. The Company has since demanded the immediate return of all outstanding borrowed shares or the cash equivalent value, however, the shares have not yet been returned and no payment has been made.
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

12. Comprehensive Income (Loss)
Comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income (loss) for the quarter and year-to-date periods ended July 4, 2009 and July 3, 2010, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010
Net loss	$(20,591)	$(3,338)	$(85,133)	$(27,276)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(10)	—	(18)	—
Cumulative translation adjustments	2,999	78	328	91

Total comprehensive loss	$(17,602)	$(3,260)	$(84,823)	$(27,185)

13. Stock Based Compensation
The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations for the quarter and year-to-date periods ended July 4, 2009 and July 3, 2010, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010
Cost of revenue	$635	$194	$1,170	$409
Research and development expenses	373	160	766	378
Selling, general and administrative expenses	932	494	1,715	1,131
Facility start-up	10	148	17	300

	$1,950	$996	$3,668	$2,218

Stock-based compensation costs capitalized as part of the construction costs of the Company’s Devens manufacturing facility were approximately $112,000 and $0 for the year-to-date periods ended July 4, 2009 and July 3, 2010, respectively. There were no compensation costs capitalized for the quarters ended July 4, 2009 and July 3, 2010.
Stock Incentive Plans
The Company is authorized to issue up to 12,150,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 1,173,623 shares are available for future issuance or future grant as of July 3, 2010. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to own stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All awards granted will expire 10 years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.

Stock option activity under the 2000 Plan for the year-to-date period ended July 3, 2010 is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)
Outstanding at January 1, 2010	4,096	$4.20
Granted	250	1.23
Exercised	—
Forfeited	(125)	3.32

Outstanding at July 3, 2010	4,221	$4.05

The following table summarizes information about stock options outstanding as of July 3, 2010:

			Options Outstanding		Options Excercisable
			Weighted Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
		(in thousands)			(in thousands)
$ 1.19	$1.60	269	9.20	$1.25	19	$1.52
1.61	1.61	1,638	3.44	1.61	1,638	1.61
1.68	2.10	289	3.38	2.00	289	2.00
2.24	2.24	694	8.91	2.24	175	2.24
2.32	7.30	702	4.25	5.62	702	5.62
7.59	12.65	275	5.10	9.80	275	9.80
13.97	13.97	8	5.57	13.97	8	13.97
14.00	14.00	35	0.33	14.00	35	14.00
15.09	15.09	295	5.65	15.09	295	15.09
19.00	19.00	16	0.33	19.00	16	19.00

		4,221	5.07	$4.05	3,452	$4.53

There was no aggregate intrinsic value of vested outstanding options as of July 3, 2010, and virtually no aggregate intrinsic value as of December 31, 2009. The weighted average grant-date fair value of stock options granted during the year-to-date period ended July 3, 2010 was $1.23. As of July 3, 2010, there was $1.0 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were utilized in valuing options granted during the year-to-date period ended July 3, 2010:

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
The Company values restricted stock units and restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures. Restricted stock activity for the year-to-date period ended July 3, 2010 is summarized as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding at January 1, 2010	2,841	$10.39
Granted	254	1.22
Vested	(434)	1.18
Forfeited	(73)	6.62

Outstanding at July 3, 2010	2,588	$11.14

Included in the outstanding restricted shares are 1.3 million shares of performance-based restricted stock. The Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers in February 2007 and 100,000 to an executive officer in July 2007, of which 200,000 shares have since been cancelled due to employee terminations, which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2012. Also, in February 2006, the Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers, of which 200,000 shares have since been cancelled due to employee terminations, which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2011. As of July 3, 2010, the Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize $15.1 million of compensation expense associated with these performance-based awards, based upon the value at the issuance date, if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.
As of July 3, 2010, there was $4.9 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the Company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 1.4 years. The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of July 3, 2010 was $1.7 million.
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
15. Facility Start-up Costs
In preparing for the operations of its Midland, Michigan and Wuhan, China facilities, the Company incurred start-up costs of approximately $687,000 and $5.2 million for the quarters ended July 4, 2009 and July 3, 2010, respectively, and approximately $4.1 million and $9.0 million for the year-to-date periods ended July 4, 2009 and July 3, 2010, respectively. Facility start-up costs for the year-to-date period ended July 4, 2009 also included start-up costs associated with its Devens, Massachusetts facility. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with preparing and qualifying the facilities for production. Construction on the facility in Devens began in September 2007 with the first solar panels produced late in the third quarter of 2008. Construction of the facility in Midland began during the third quarter of 2008 with first production runs beginning in the fourth quarter of 2009. Planning for its facility in China, which started preliminary operations during July 2010, began during the second quarter of 2009.
16. Restructuring Charges
On December 31, 2008, the Company ceased production at its Marlboro pilot manufacturing facility as part of its restructuring plan to lower overhead costs and reduce overall cash requirements. Ongoing R&D activities continue to be performed at its research and development facility in Marlboro; and advanced manufacturing piloting activities are now performed at its Devens manufacturing facility. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility. For the quarter and year-to-date periods ended July 4, 2009 the Company recorded costs of approximately $825,000 and $2.6 million, respectively, primarily for severance to terminated employees, rent and utilities, depreciation, professional fees and support costs associated with closure of the facility. The Company expects it will continue to incur occupancy, support and moving costs through the expiration of the lease in the third quarter of 2010 and incur location restoration costs.
During the fourth quarter of 2009, the Company’s Board of Directors approved a plan to accelerate the Company’s strategic initiative of focusing on its unique wafer manufacturing technology by transitioning its Devens, Massachusetts based panel assembly to China beginning in 2010. The Company expects to reduce manufacturing costs associated with panel assembly once the transition is completed. For the quarter and year-to-date periods ended July 3, 2010 the Company recorded costs of approximately $4.9 million and $8.9 million, respectively, comprised primarily of accelerated depreciation of panel assembly equipment and, to a lesser extent, professional fees and on-going occupancy and support costs for its Marlboro pilot manufacturing facility.
17. Income Taxes
The Company has approximately $2.1 million of reserves related to uncertain tax positions on research and development tax credits as of July 3, 2010. The Company is in the process of completing a study of its research and development tax credits which could result in additional charges to these credits. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the carry forwards upon completion of the study would be offset by a corresponding reduction to the valuation allowance.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2009 and July 3, 2010 the Company had no accrued interest or penalties related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. Since the Company is in a loss position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The federal and state net operating loss carryforwards and research and development tax credit carryforwards are subject to review and possible adjustment by the taxing authorities. In addition, the Internal Revenue Code under Section 382 contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.
18. Net Loss per Common Share
The Company computes net loss per common share in accordance with the Earning Per Share topic of the FASB codification. Under the guidance, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarter and year-to-date periods ended July 4, 2009 and July 3, 2010 does not include approximately 38.9 million and 114.1 million, respectively, potential shares of common stock equivalents outstanding at both July 4, 2009 and July 3, 2010, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.
19. Geographical and Customer Concentration Information
Product revenues are attributed to regions based on the location of customers. The following table summarizes the Company’s geographical and customer concentration of total product revenues for the quarter and year-to-date periods ended July 4, 2009 and July 3, 2010:

	Quarter Ended
	July 4,	July 3,
	2009	2010
By geography:
United States	24%	16%
Germany	50%	60%
Czech Republic	—	17%
Korea	15%	—
All other	11%	7%

	100%	100%

By customer:
IBC Solar AG	21%	23%
NWT Computer	—	17%
Donauer Solartechnik Vertriebs GmbH	4%	15%
Wagner & Co. Solartechnik GmbH	6%	13%
Ralos Vertriebs GmbH	17%	—
All other	52%	32%

	100%	100%

	Year-to-Date Period Ended
	July 4,	July 3,
	2009	2010
By geography:
United States	23%	15%
Germany	48%	69%
Italy	13%	—
All other	16%	16%

	100%	100%

By customer:
IBC Solar AG	18%	24%
Wagner & Co. Solartechnik GmbH	10%	22%
Donauer Solartechnik Vertriebs GmbH	2%	15%
Itochu Corporation	13%	—
Ralos Vertriebs GmbH	14%	—
All other	43%	39%

	100%	100%

The table below summarizes the Company’s concentration of accounts receivable at December 31, 2009 and July 3, 2010:

	December 31,	July 3,
% of accounts receivable	2009	2010
Ralos Vertriebs GmbH	29%	19%
IBC Solar AG	—	16%
Wagner & Co. Solartechnik GmbH	3%	14%
Sun & Kim Co., Ltd.	12%	12%
Solar City	12%	—
Top 5 customers	67%	70%
20. Related Party Transactions
In the normal course of business, the Company purchases silicon from REC and OCI under existing supply agreements. For the quarters ended July 4, 2009 and July 3, 2010 the Company purchased silicon from REC for approximately $936,000 and $0, respectively. For the year-to-date periods ended July 4, 2009 and July 3, 2010, the Company purchased silicon from REC for approximately $1.8 million and $792,000 million, respectively. For the quarters ended July 4, 2009 and July 3, 2010 the Company purchased silicon from OCI for approximately $6.9 million and $8.3 million, respectively. For the year-to-date periods ended July 4, 2009 and July 3, 2010, the Company purchased silicon from OCI for approximately $13.6 million and $16.7 million, respectively. At December 31, 2009 and July 3, 2010 the Company had approximately $360,000 and $0, respectively, outstanding to REC and approximately $1.4 million and $5.1 million, respectively, outstanding to OCI.
Prior to 2010, the Company earned fees from Sovello for its marketing and sale of Sovello panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to Sovello, which combined totaled approximately $1.1 million for the quarter ended July 4, 2009 and $2.5 million for the year-to-date period ended July 4, 2009. The Company also received payments from Sovello as a reimbursement of certain research and development and other support costs it incurred that benefited Sovello. For the quarter and year-to-date periods ended July 4, 2009, these costs totaled $0 and $13,000, respectively. In addition, during the normal course of operations, the Company may have purchased from or sold materials to Sovello. For the quarter and year-to-date periods ended July 4, 2009 the Company purchased $29,000 and $32,000, respectively, in materials from Sovello, and sold $0 and $22,000, respectively, in materials to Sovello. At December 31, 2009 amounts due to Sovello of $17.5 million (including amounts associated with certain guarantees and undertakings) are included in the accompanying condensed consolidated balance sheet. In connection with the closing of the sale of Sovello to Ventizz on April 21, 2010 the Company satisfied its remaining obligations (see Note 5).
As part of the sale of the Company’s one-third investment in Sovello during the second quarter of 2010, it negotiated a new license agreement under which Sovello agreed to pay the Company $2.0 million in royalties in 2010 and approximately $3.0 million in the subsequent 2 years for the capacity that exists at Sovello. As a result, the Company recognized $1.0 million of royalty revenue during the quarter ended July 3, 2010. In addition, as part of the settlement of the sale of Sovello, the Company received approximately $2.4 million of royalty payments associated with the fourth quarter of 2009 which were not previously recognized due to the substantial doubt that existed at that time regarding Sovello’s ability to settle the amount.
As a result of the Company’s sale of its investment in Sovello, neither Sovello nor REC will be considered related parties in future periods.
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
In January 2010, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2009 except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. The portion of the update which was effective for fiscal years beginning after December 15, 2009 did not have an impact on the Company’s condensed consolidated financial statements. The portion of the update which is effective for fiscal years beginning after December 15, 2010 is not expected to have an impact on the Company’s condensed consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
We develop, manufacture and market String Ribbon® solar panels utilizing our proprietary wafer manufacturing technology. Our technology involves a unique process to produce multi-crystalline silicon wafers by growing thin sheets of multi-crystalline silicon that are then laser cut into wafers. This process substantially reduces the amount of silicon and other processing costs required to produce a wafer when compared to conventional sawing processes. Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. With current silicon consumption of about 3.8 grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately half the silicon used by wafer manufacturers utilizing conventional sawing processes. The wafers we produce are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies offer significant cost and manufacturing advantages over competing silicon-based wafer manufacturing technologies.
Our revenues today are primarily derived from the sale of solar panels. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products primarily include on-grid generation, in which supplemental electricity is provided to an electric utility grid. Our products are currently sold to customers primarily in Europe and the United States. As of December 31, 2009 and July 3, 2010, we had approximately 830 and 411 megawatts (“MW”), respectively, of backlog remaining under our existing long-term contracts, with deliveries scheduled through 2013. The decrease in backlog was the result of the indefinite suspension of take or pay obligations under our supply agreement with Ralos Vertriebs GmbH, modifications to other take or pay agreements and the fulfillment of orders under contract during the first half of 2010. Our sales contracts allow for our customers to request price changes based upon current market conditions, and we may have to further amend our long-term contracts for volumes or pricing, in order to remain competitive.
Our wafer manufacturing technology is proven. Large-scale commercial application of our technology, using furnaces that grow two sheets of multi-crystalline silicon wafer material, began in 2005 with the opening of Sovello AG (formally EverQ GmbH) (“Sovello”), our former joint venture with Renewable Energy Corporation ASA (REC) and Q-Cells SE (Q-Cells). Prior to the divestiture of our investment in Sovello, Sovello had produced and shipped over 200 MW of product using our wafer technology.

Through on-going research and design efforts and process changes, we continuously improve our wafer manufacturing technology and our ability to manufacture multi-crystalline silicon wafers. Our manufacturing facility in Devens, Massachusetts uses our Quad wafer furnace equipment, which grows four sheets of multi-crystalline silicon wafer material from one furnace and incorporates a state of the art automated laser cutting technology that further improves our wafer manufacturing process. To date, we have produced and shipped approximately 190 MW of product from our Devens facility.
Since opening in mid-2008, our Devens facility has continuously met its key operation goals of rapid sequential production increases and significant manufacturing cost reductions. Our wafer cost at Devens for the second quarter of 2010 was about $0.65 per watt, which we believe is among the lowest in the industry, even at the relatively small volumes currently produced at our Devens facility and silicon costs at about $85 per kilogram. Silicon consumption during the second quarter of 2010 was consistent with the first quarter, an industry leading 3.8 grams per watt. Devens is producing wafers that are cost competitive with many of the Company’s larger, China-based competitors today. Our R&D team is developing ways to improve the performance of our quad technology at a time when we are simultaneously reducing silicon costs and scaling our low cost manufacturing capacity in China, all of which are expected to result in further reductions in wafer costs and allow us to reach our 2012 goal of $0.25 per watt.
Our total panel cost was about $1.94 per watt in the second quarter 2010, down from approximately $2.04 in the first quarter of 2010, and down from approximately $2.70 in the second quarter of 2009. However, solar panel prices have fallen precipitously since mid-2008, making it very difficult for manufacturers located in high-cost regions to remain price competitive. Therefore, we have accelerated our strategic initiative of focusing on our unique wafer manufacturing technology and have begun to transition our Devens-based panel assembly to China. We expect that moving panel assembly to China will enable us to substantially further reduce manufacturing costs. By early-2011, we expect to have approximately 20 MW of quarterly panel capacity in China to accommodate cells made in Devens, and we expect to complete the transition by mid-2011, subject to market requirements. Devens has shown consistent and significant improvements since start-up. Given this operational success, we now believe that we can achieve a panel cost of about $1.20 per watt in late 2011 with Devens manufactured wafers and cells by implementing additional operational efficiencies, reducing materials costs, including silicon, and transitioning our panel assembly for Devens manufactured solar cells to China.
After the transition is complete we will continue to produce wafers and cells at Devens and may use extra facility space at Devens to increase wafer and cell capacity if market demand warrants. If long-term demand for panels manufactured in the U.S. significantly increases, we will be well positioned to quickly reintroduce panel assembly at Devens. We estimate we will recognize aggregate non-cash charges of up to approximately $44 million associated with the depreciation of panel assembly equipment, including accelerated depreciation. To date we have incurred approximately $19 million and will recognize the remaining amount ratably through mid-2011 plus cash charges, principally severance and compensation costs of about $3 million in 2011.
As part of our strategy of long-term growth and focusing on our core wafer manufacturing technology, on July 30, 2009, we announced that we had finalized agreements with Jiawei Solarchina Co., Ltd., and Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) to expand our manufacturing operations into China. Under these agreements:
•	in July 2010, we began manufacturing String Ribbon™ wafers using our state-of-the-art Quad furnaces at a leased facility in Wuhan, China on Jiawei’s campus;

•	Jiawei has begun converting String Ribbon wafers into Evergreen Solar®-branded panels on a contract manufacturing basis;

•	we are reimbursing Jiawei for its cell and panel conversion costs, plus a contract manufacturing fee. The actual price paid to Jiawei will be negotiated annually;

•	we have invested approximately $17 million in cash and equipment in the Wuhan wafer manufacturing operation to date. HSTIC has provided us $33 million of 7.5% financing, which we must repay no later than July 2014. Jiawei has made a similar investment to start up its cell and panel operations with the support of HSTIC;

•	initial capacity is expected to be approximately 100 MW; and

•	we and Jiawei intend to expand production capacity of our respective manufacturing operations to approximately 500 MW by 2012, and expect to determine the timing and extent of any potential expansion in 2010.
Total cost estimated for the initial 100 MW wafer manufacturing facility is expected to be approximately $55 to $60 million, the majority of which is for Quad wafer furnaces. When this facility reaches about 20 MW of capacity per quarter expected in early 2011, we expect to initially produce a Wafer for about $0.40 per watt and have a total panel cost of about $1.25 per watt. Beyond that, we expect to rapidly decrease our costs as we improve factory operational efficiency and reach 25 MW per quarter by mid-2011. As our performance at Devens has demonstrated, yields through the cell and panel fabs using String Ribbon wafers are similar to yields in factories that utilize cast and sawn wafers. Therefore working with Jiawei, we believe that we can achieve cell and panel conversion costs that are competitive with industry leading performance and have total panel cost of about $0.90 per watt by the end of 2012, including a wafer cost of about $0.25 per watt.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Results of Operations
Description of Our Revenues, Costs and Expenses
Revenues. Our total revenues consist of revenues from the sale of products and royalty revenue associated with a new technology agreement negotiated with Sovello as part of the divestiture of our investment in them during the second quarter of 2010. Prior to 2010 we received royalty revenue associated with a previous technology agreement with Sovello, and fees from Sovello for our marketing and selling activities associated with sales of product manufactured by them under the Evergreen Solar brand. Product revenues consist of revenues primarily from the sale of solar panels. International product sales accounted for approximately 76% and 84% of total product revenues for the quarters ended July 4, 2009 and July 3, 2010, respectively, and approximately 77% and 85% of total product revenues for the year-to-date periods ended July 4, 2009 and July 3, 2010.
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
Restructuring charges. Restructuring charges consist of costs associated with the closure of our Marlboro pilot manufacturing facility on December 31, 2008 and the transition of our panel assembly operation to China. The charges primarily include severance costs, the write-off of manufacturing equipment, leasehold improvements and inventory, the cost of moving equipment out of the facility, occupancy and support expenses and accelerated depreciation expenses.
Other income (expense), net. Other income (expense) consists of interest income primarily from interest earned on the holding of short-term investments and outstanding loans, finance charges associated with late customer payments, interest expense on outstanding debt, and net foreign exchange gains and losses.
Equity loss from interest in Sovello AG. Prior to its disposition in 2010, we accounted for our one-third share of Sovello’s operating results under the equity method of accounting, which required us to record our one-third share of Sovello’s net income or loss as one line item in our consolidated statement of operations.
Comparison of Quarters Ended July 3, 2010 and July 4, 2009
Revenues. Our product revenues for the quarter ended July 3, 2010 increased 29% to $81.1 million from $62.7 million for the quarter ended July 4, 2009. This increase in product revenues resulted from continued increases in sales volume generated from our Devens facility which began shipping product in the third quarter of 2008. During the quarter ended July 3, 2010, we shipped approximately 39.8 MW, compared to 23.2 MW for the quarter ended July 4, 2009. This increase in volume and, to a lesser extent the impact of a weaker U.S. dollar, was offset by lower selling prices which have declined, on average, by approximately 24% compared to the second quarter of 2009 as a result of continued pricing pressures in the market place. Royalty revenue earned from Sovello for the quarter ended July 3, 2010 was $3.4 million compared to $1.1 million for the quarter ended July 4, 2009. As part of the sale of our investment in Sovello during the second quarter of 2010, we negotiated a new license agreement under which Sovello agreed to pay us $2 million in royalties in 2010 and approximately $3 million in each of the subsequent 2 years for the capacity that exists at Sovello. As a result, we recognized $1.0 million of royalty revenue during the quarter ended July 3, 2010. In addition, as part of the settlement of the sale of Sovello, we received approximately $2.4 million of royalty payments associated with the fourth quarter of 2009 which were not previously recognized due to the substantial doubt that existed at that time regarding Sovello’s ability to settle the amount.
International product revenues accounted for 76% and 84% of total product revenues for the quarters ended July 4, 2009 and July 3, 2010, respectively. The increase in our capacity, driven by the completion of our Devens facility, has allowed us to continually adjust our distribution strategy as the markets for solar energy rapidly develop and change.

The following table summarizes the concentration of our product revenues by geography and customer for the quarters ended July 4, 2009 and July 3, 2010:

	Quarter Ended
	July 4,	July 3,
	2009	2010
By geography:
United States	24%	16%
Germany	50%	60%
Czech Republic	—	17%
Korea	15%	—
All other	11%	7%

	100%	100%

By customer:
IBC Solar AG	21%	23%
NWT Computer	—	17%
Donauer Solartechnik Vertriebs GmbH	4%	15%
Wagner & Co. Solartechnik GmbH	6%	13%
Ralos Vertriebs GmbH	17%	—
All other	52%	32%

	100%	100%

Cost of product revenues and gross margin. Our cost of product revenues for the quarter ended July 3, 2010 was approximately $77.3 million, an increase of approximately $14.7 million from $62.6 million for the quarter ended July 4, 2009. Gross margin for the quarter ended July 3, 2010 was 8.6% as compared to 1.9% for the quarter ended July 4, 2009. The increase in gross margin primarily resulted from the improved efficiencies in overhead manufacturing costs as a result of the level of fixed costs in relation to our sales volumes as we continued to ramp capacity at Devens during 2009 and 2010, significant improvements in factory yields, and the increase in royalty revenue. These improvements were offset by the significant decline in average selling prices that began during the early part of 2009 and has since continued. Our cost per watt for the quarter ended July 3, 2010 was approximately $1.94. While we continue to experience average selling prices higher than our costs, further substantial declines in selling prices could result in write-downs of the value of our inventory, including our prepaid inventory costs.
We do not expect substantial improvements in manufacturing cost per watt until our Wuhan, China facility reaches meaningful production levels and we complete the transition of Devens panel assembly to China. We expect the transition of panel assembly to China will be completed by mid-2011, subject to market requirements.
Research and development expenses. Our research and development expenses for the quarter ended July 3, 2010 were approximately $5.2 million, an increase of approximately $797,000, or 18%, from $4.4 million for the quarter ended July 4, 2009. The increase is attributable to higher material and equipment expenses of approximately $914,000 primarily associated with initiatives to increase cell efficiency offset by lower depreciation expense of $118,000.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended July 3, 2010 were approximately $7.3 million, an increase of $607,000, or 9%, from $6.7 million for the quarter ended July 4, 2009. In general, our selling, general and administrative costs have increased as a result of our overall expansion of operations. These increases were primarily attributable to increased professional fees of approximately $615,000, much of which was in support of human resources and sales and marketing initiatives, and an increase in marketing communication costs of approximately $148,000. These were partially offset by lower compensation and related expenses of approximately $158,000, mainly the result of lower incentive compensation costs.
Write-off of loan receivable from silicon supplier. During December 2007, we entered into a multi-year silicon supply agreement with Silicium De Provence (“Silpro”) which provided the general terms and conditions pursuant to which Silpro would supply us with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with this supply agreement, we loaned Silpro 30 million Euros, which was scheduled to be repaid in the first quarter of 2013. The loan carried an interest rate of 3.0% compounded annually. In April 2009, as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the loan receivable and the related interest from Silpro will not be repaid and we recognized a non-cash charge of $43.9 million. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure further financing.
Facility start-up. In preparing for the operations of our Midland, Michigan and Wuhan, China facilities we incurred costs during the quarter ended July 3, 2010 of approximately $5.2 million. For the quarter ended July 4, 2009 we incurred costs of approximately $687,000 for our Devens, Massachusetts and Midland, Michigan facilities. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, utilities and miscellaneous other costs associated with preparing and qualifying these facilities for production. Construction of the facility in Devens began in September 2007, and the first solar panels were produced in the third quarter of 2008. Construction of the facility in Midland began during the third quarter of 2008 with the first limited production runs beginning in the fourth quarter of 2009. Planning for our facility in China, which started preliminary operations during July 2010, began during the second quarter of 2009.
Restructuring charges. On December 31, 2008, we ceased production at our Marlboro pilot manufacturing facility as part of our restructuring plan to lower overhead costs and reduce overall cash requirements. Ongoing R&D activities continue to be performed at our research and development facility in Marlboro; and advanced manufacturing piloting activities are now performed at our Devens manufacturing facility. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility. For the quarter ended July 4, 2009 we recorded costs of approximately $825,000 primarily for severance to terminated employees, rent and utilities, and professional fees associated with closure of the facility. We expect to continue to incur occupancy, support and moving costs through the expiration of the lease during the second half of 2010.
During the fourth quarter of 2009, our Board of Directors approved a plan to accelerate our strategic initiative of focusing on our unique wafer manufacturing technology by transitioning our Devens, Massachusetts based panel assembly to China beginning in 2010. We expect to reduce manufacturing costs associated with panel assembly once the transition is completed. For the quarter ended July 3, 2010 we recorded costs of approximately $4.9 million comprised primarily of accelerated depreciation of panel assembly equipment and, to a lesser extent, occupancy and support costs for our Marlboro pilot manufacturing facility.
Other income (expense) net. Other income, net of $8.9 million for the quarter ended July 3, 2010 was comprised of approximately $24.8 million of gain recognized on the early extinguishment of a portion of our Senior Notes and approximately $1.1 million of interest income, offset by approximately $6.9 million of net foreign exchange losses that resulted from the weaker Euro and approximately $10.0 million in interest expense. Other net expense of $3.8 million for the quarter ended July 4, 2009 was comprised of approximately $6.8 million in interest expense which was offset by approximately $1.7 million of net foreign exchange gains and $1.3 million in interest income. The higher interest expense for the quarter ended July 3, 2010 is attributable to our higher debt obligations which, in the aggregate, increased by approximately $74 million since July 4, 2009 in addition to higher coupon rates on the new debt obligations. The increase in net foreign exchange losses was primarily due to the impact of the strengthening U.S. dollar during the second quarter of 2010 on our Euro denominated accounts receivable. The decrease in interest income is primarily attributable to the cessation of interest earned on our prior outstanding loans, including Sovello, offset by higher interest collected on past due accounts receivable and interest earned on our outstanding loans to Jiawei.
Equity loss from interest in Sovello AG. The equity loss from our interest in Sovello for the quarter ended July 4, 2009, was approximately $5.3 million. As a result of the write-off of our aggregate investment in Sovello during the second half of 2009, we ceased recording our one-third share of Sovello’s operating results. Sovello was sold during the second quarter of 2010.

Gain on reversal of impairment of equity investments. For the quarter ended July 3, 2010, we recognized a gain of approximately $3.2 million as a result of the reversal of a portion of the impairment recorded during 2009 on our equity investment in Sovello. This gain resulted from the sale of Sovello to Ventizz Capital Fund IV, L.P. (“Ventizz”) on April 21, 2010 (see Note 5 to our Condensed Consolidated Financial Statements).
Net loss. As a result of the foregoing, our net loss was $3.3 million for the quarter ended July 3, 2010 ($0.02 net loss per share, basic and diluted) compared to a net loss of $20.6 million for the quarter ended July 4, 2009 ($0.11 net loss per share, basic and diluted).
Comparison of Year-to-Date Periods Ended July 3, 2010 and July 4, 2009
Revenues. Our product revenues for the year-to-date period ended July 3, 2010 increased 36% to $159.6 million from $117.1 million for the year-to-date period ended July 4, 2009. This increase in product revenues resulted from continued increases in sales volume generated from our Devens facility which began shipping product in the third quarter of 2008. During the year-to-date period ended July 3, 2010 we shipped approximately 75.2 MW compared to 40.5 MW for the year-to-date period ended July 4, 2009. This increase in volume was offset by significantly lower selling prices which have declined, on average, by approximately 26% since the second quarter of 2009 as a result of continued pricing pressures in the market place and, to a lesser extent, a slightly stronger U.S. dollar. Royalty revenue earned from Sovello for the year-to-date period ended July 3, 2010 was $3.4 million compared to $2.5 million for the year-to-date period ended July 4, 2009. As part of the sale of our investment in Sovello during the second quarter of 2010, we negotiated a new license agreement under which Sovello agreed to pay us $2 million in royalties in 2010 and approximately $3 million in each of the subsequent 2 years for the capacity that exists at Sovello. As a result, we recognized $1.0 million of royalty revenue during the quarter ended July 3, 2010. In addition, as part of the settlement of the sale of Sovello, we received approximately $2.4 million of royalty payments associated with the fourth quarter of 2009 which were not previously recognized due to the substantial doubt that existed at that time regarding Sovello’s ability to settle the amount.
International product revenues accounted for 77% and 85% of total product revenues for the year-to-date periods ended July 4, 2009 and July 3, 2010, respectively. The increase in our capacity, driven by the continued improvements in our Devens facility production levels, has allowed us to continually adjust our distribution strategy as the markets for solar energy rapidly develop and change.

The following table summarizes the concentration of our product revenues by geography and customer for the year-to-date periods ended July 4, 2009 and July 3, 2010:

	Year-to-Date Period Ended
	July 4,	July 3,
	2009	2010
By geography:
United States	23%	15%
Germany	48%	69%
Italy	13%	—
All other	16%	16%

	100%	100%

By customer:
IBC Solar AG	18%	24%
Wagner & Co. Solartechnik GmbH	10%	22%
Donauer Solartechnik Vertriebs GmbH	2%	15%
Itochu Corporation	13%	—
Ralos Vertriebs GmbH	14%	—
All other	43%	39%

	100%	100%

Cost of product revenues and gross margin. Our cost of product revenues for the year-to-date periods ended July 3, 2010 was approximately $149.7 million, an increase of approximately $32.0 million, from $117.8 million for the year-to-date period ended July 4, 2009. Gross margin for the year-to-date period ended July 3, 2010 was 8.2% as compared to 1.6% for the year-to-date period ended July 4, 2009. The increase in gross margin primarily resulted from the improved efficiencies in overhead manufacturing costs as a result of the level of fixed costs in relation to our sales volumes as we continued to ramp capacity at Devens during 2009 and 2010, in addition to significant improvements in factory yields. These improvements were offset by the significant decline in average selling prices that began during the early part of 2009 and has since continued. Our cost per watt for the year-to-date period ended July 3, 2010 was approximately $1.99. While we continue to experience average selling prices higher than our costs, further substantial declines in selling prices could result in write-downs of the value of our inventory, including our prepaid inventory costs.
We do not expect substantial improvements in manufacturing cost per watt until our Wuhan, China facility reaches meaningful production levels and we complete the transition of Devens panel assembly to China. We expect the transition of panel assembly to China will be completed by mid-2011, subject to market requirements.
Research and development expenses. Our research and development expenses for the year-to-date period ended July 3, 2010 were approximately $10.0 million an increase of approximately $1.1 million , or 12%, from $8.9 million for the year-to-date period ended July 4, 2009. The increase is attributable to higher material and equipment expenses of approximately $1.4 million primarily associated with initiatives to increase cell efficiency, offset by lower depreciation expense of $222,000.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the year-to-date ended July 3, 2010 were approximately $15.0 million, an increase of $1.9 million, or 15%, from $13.1 million for the year-to-date period ended July 4, 2009. In general, our selling, general and administrative costs have increased as a result of our overall expansion of operations. These increases were primarily attributable to increased compensation and related costs of approximately $298,000 associated with additional personnel and merit increases offset by lower incentive compensation costs, increased professional fees of approximately $847,000 in support of human resources and sales and marketing initiatives, increased legal fees of approximately $211,000 in support of our on-going operations and the sale of Sovello, an increase in marketing communication costs of approximately

$354,000 and an increase in information technology costs of approximately $231,000 to support the growth of our operations.
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
Facility start-up. In preparing for the operations of our Midland, Michigan and Wuhan, China facilities we incurred costs during the year-to-date period ended July 3, 2010 of approximately $9.0 million. For the year-to-date period ended July 4, 2009 we incurred costs of approximately $4.1 million for our Devens, Massachusetts and Midland, Michigan facilities. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, utilities and miscellaneous other costs associated with preparing and qualifying these facilities for production. Construction of the facility in Devens began in September 2007, and the first solar panels were produced in the third quarter of 2008. Construction of the facility in Midland began during the third quarter of 2008 with the first limited production runs beginning in the fourth quarter of 2009. Planning for our facility in China, which started preliminary operations during July 2010, began during the second quarter of 2009.
Restructuring charges. On December 31, 2008, we ceased production at our Marlboro pilot manufacturing facility as part of our restructuring plan to lower overhead costs and reduce overall cash requirements. Ongoing R&D activities continue to be performed at our research and development facility in Marlboro; and advanced manufacturing piloting activities are now performed at our Devens manufacturing facility. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility. For the year-to-date period ended July 4, 2009 we recorded costs of approximately $2.6 million primarily for severance to terminated employees, rent and utilities, and professional fees and support costs associated with closure of the facility. We expect to continue to incur occupancy, support and moving costs through the expiration of the lease in the second half of 2010.
During the fourth quarter of 2009, our Board of Directors approved a plan to accelerate our strategic initiative of focusing on our unique wafer manufacturing technology by transitioning our Devens, Massachusetts based panel assembly to China beginning in 2010. We expect to reduce manufacturing costs associated with panel assembly once the transition is completed. For the year-to-date period ended July 3, 2010 we recorded costs of approximately $8.9 million comprised primarily of accelerated depreciation of panel assembly equipment and, to a lesser extent, occupancy and support costs for our Marlboro pilot manufacturing facility.
Other income (expense) net. Other net expense of $943,000 for the year-to-date period ended July 3, 2010 was comprised of approximately $24.8 million of gain recognized on the early extinguishment of a portion of our 4% convertible debt and approximately $1.2 million in interest income. These amounts were offset by approximately $9.2 million of net foreign exchange losses and approximately $17.8 million in interest expense. Other net expense of $7.9 million for the year-to-date period ended July 4, 2009 was comprised of approximately $12.4 million in interest expense, offset by approximately $3.5 million in interest income and $982,000 of net foreign exchange gains. The increase in net foreign exchange losses was due to the steady strengthening of the U.S. dollar that occurred during the first half of 2010 primarily on our Euro denominated accounts receivable. The higher interest expense is attributable to our higher debt obligations which, in the aggregate, increased by approximately $74 million since July 4, 2009 in addition to higher coupon rates on the new debt obligations. The decrease in interest income is primarily attributable to the cessation of interest earned on our prior outstanding loans, including Sovello, and lower interest earned on invested funds offset by higher interest collected on past due accounts receivable and interest earned on our outstanding loans to Jiawei.
Equity loss from interest in Sovello AG. The equity loss from our interest in Sovello for the year-to-date period ended July 4, 2009, was approximately $6.5 million. As a result of the write-off of our aggregate investment in Sovello during the second half of 2009, we ceased recording our one-third share of Sovello’s operating results. Sovello was sold during the second quarter of 2010.
Gain on reversal of impairment of equity investments. For the year-to-date period ended July 3, 2010, we recognized a gain of approximately $3.2 million as a result of the reversal of a portion of the impairment recorded during 2009 on our equity investment in Sovello. This gain resulted from the sale of Sovello to Ventizz on April 21, 2010 (see Note 5 to our Condensed Consolidated Financial Statements).
Net loss. As a result of the foregoing, our net loss was $27.3 million for the year-to-date period ended July 3, 2010 ($0.13 net loss per share, basic and diluted) compared to a net loss of $85.1 million for the year-to-date period ended July 4, 2009 ($0.50 net loss per share, basic and diluted).
Liquidity and Capital Resources
We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. At July 3, 2010, we had working capital of $208.6 million, including cash and cash equivalents of $115.4 million.
Net cash used in operating activities was $12.5 million and $65.3 million for the year-to-date periods ended July 3, 2010 and July 4, 2009, respectively. Cash used in operating activities for the year-to-date period ended July 3, 2010 was primarily due to negative cash flow recognized from our operations of approximately $5.3 million, after adjusting for non-cash charges, increases in inventory of $4.4 million associated with higher production volumes at Devens and preparation for operations at our facility in China, an increase in other current assets of $3.4 million primarily associated with VAT in China, and a decrease in accounts payable and accrued expenses of $1.4 million due to the timing of payments; partially offset by an increase in interest payable of $2.4 million. Net cash used in operating activities in the year-to-date period ended July 4, 2009 was due primarily to an increase in our accounts receivable of approximately $27.5 million associated mainly with our increase in revenue in addition to slightly longer customer payment cycles, an increase in inventory of $6.1 million, as we continued to scale Devens, and a reduction in accounts payable and accrued expenses of $32.8 million due to timing of payments including amounts due Sovello.
Net cash used in investing activities was $60.6 million for the year-to-date period ended July 3, 2010 and $25.2 million for the year-to-date period ended July 4, 2009. The net cash used in investing activities for the year-to-date period ended July 3, 2010 was primarily due to capital expenditures of approximately $25.1 million, most of which was associated with the construction of our Wuhan, China manufacturing facility and to a lesser extent with our Devens, Massachusetts and Midland, Michigan facilities. In addition, we segregated net cash of approximately $8.0 million, $4.0 million of which is required by our bank to be maintained in our operating cash account as part of our recently completed secured note offering and the remaining amount is required to cash collateralize a bank guarantee issued on our behalf for equipment purchases for our China facility. We also advanced $12.8 million to Jiawei, our Chinese manufacturing partner, as part of our loan agreement with them which provides Jiawei with sufficient financing flexibility to establish their cell and panel manufacturing facility as well as for working capital requirements as they rapidly ramp their operations to support the contract manufacturing relationship we established with them during 2009. Lastly, in conjunction with the Sovello guarantee and subsequent sale, we made payments of approximately $14.8 million. The net cash used in investing activities for the year-to-date period ended July 4, 2009 was primarily due to capital expenditures of approximately $84.6 million associated with the construction of our Devens, Massachusetts and Midland, Michigan manufacturing facilities in addition to advances made to Sovello of approximately $11.8 million in conjunction with a shareholder loan agreement entered into with Sovello along with

REC and Q-Cells, our joint venture partners. These uses were offset by proceeds from the sale and maturity of marketable securities of $74.1 million.
Most of our outstanding commitments for capital expenditures are associated with our Wuhan facility and, to a lesser extent, our Devens and Midland facilities.
Net cash provided by financing activities was $76.1 million for the year-to-date period ended July 3, 2010 which was comprised of the proceeds from our 13% convertible secured debt offering of $158.6 million, net of offering costs, offset by the early redemption of a portion of our 4% senior convertible debt of $82.4 million, net of redemption costs. Net cash provided by financing activities for the year-to-date period ended July 4, 2009 was derived from the proceeds of a common stock offering of approximately $72.8 million, net of offering costs.
On July 27, 2010, at the annual meeting of our stockholders, holders of a majority of our outstanding shares of common stock approved a proposal to permit our Board of Directors to amend our certificate of incorporation to authorize a 1-for-6 reverse stock split of our issued and outstanding common stock and a reduction in the number of our authorized shares of common stock from 450,000,000 to 120,000,000. Our Board of Directors now has the ability to approve the amendment at any time prior to our next annual meeting of stockholders but no decision has been made yet as to whether or when to approve the amendment.
Sovello AG Debt Guarantees and Undertakings
On March 23, 2010, we and the other shareholders of Sovello entered into an agreement to sell all of our related interests in Sovello to Ventizz; and on April 21, 2010 all of the required closing conditions were met in order to complete the sale. Pursuant to the agreement, we paid to Sovello (net of receipt of remaining royalty payments and product payments for 2009 of approximately EUR 4.1 million) approximately EUR 2.4 million (approximately $3.0 million at July 3, 2010 exchange rates) on April 21, 2010. This amount was in addition to EUR 5.8 million (approximately $7.2 million at July 3, 2010 exchange rates) which we paid during the first quarter of 2010 in conjunction with a guarantee made to Sovello’s banking syndicate. Upon the completion of the sale, the Master Joint Venture Agreement among us and Sovello’s other shareholders, dated November 5, 2008, was terminated and Sovello’s banking syndicate released us from all of our obligations to Sovello’s banking syndicate pursuant to the Undertaking dated October 6, 2008. In connection with the closing of the sale, our existing technology license agreements with Sovello were terminated and a new technology license agreement was entered into, allowing Sovello to continue using our wafer manufacturing technology to produce String Ribbon™ solar wafers, cells and panels. Under the terms of the new license agreement, Sovello agreed to pay us $2 million in royalties in 2010 and $3 million in each of the subsequent 2 years for its existing capacity.
Convertible Senior Secured Notes Offering
On April 26, 2010 we issued $165 million aggregate principal amount of 13% Convertible Senior Secured Notes due 2015 (“Secured Notes”) in a private placement to Piper Jaffray & Co. who subsequently placed the Secured Notes to investors in accordance with Rule 144A of the Securities Act of 1933, as amended. The Secured Notes are senior secured obligations and are fully and unconditionally guaranteed on a senior secured basis by each of our existing and future direct and indirect wholly owned domestic subsidiaries, subject to certain exceptions. The Secured Notes are secured with a first-priority lien on substantially all of our owned assets and the guarantors, subject to certain exceptions. Interest is payable semi-annually in arrears, and the Secured Notes are convertible into shares of our common stock. Holders have the right to require us to purchase their Secured Notes for cash on April 15, 2013 if more than $50 million in principal amount of our Senior Notes remain outstanding, subject to certain conditions, at a purchase price equal to 100% of the principal amount of the Secured Notes plus accrued and unpaid interest to, but excluding the purchase date. The Secured Notes are convertible into shares of our common stock at an initial conversion rate of 525.2462 shares of common stock per $1,000 principal amount of Secured Notes (which is equivalent to an initial conversion price of approximately $1.90 per share), subject to adjustment upon occurrence of certain events.
Concurrent with the closing of this offering we used approximately $82.4 million of the net proceeds from this offering for the purchase of $124.5 million aggregate principal amount of our 4% Convertible Senior Notes due 2013 and we intend to use the remainder of the net proceeds of approximately $75 million for general corporate purposes, working capital and capital expenditures for further expansion in China.
As of July 3, 2010 we have approximately $447.5 million of debt. After giving effect to the issuance of $165 million of Secured Notes and redemption of $124.5 million of the Senior Notes our estimated annual cash interest expense increased from approximately $18 million to $34 million.

Liquidity Risk and Uncertainty
At July 3, 2010, we had approximately $115.4 million of cash and cash equivalents, which includes approximately $11.2 million of cash in China. We believe that our operations will provide sufficient liquidity to fund our business plan including planned capital programs and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the potential excess capacity, we are exposed to additional particular risks and uncertainties including, but not limited to:
•	the assumption that there should be sufficient market demand to sell the expected production from Devens and China at continually declining selling prices. We expect to continue to moderate our production levels depending on changes in market demands during the year;

•	significant delays in our plan to transition Devens’ panel assembly to China resulting in continued higher costs relative to our competition that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the contracted sales are denominated in Euros;

•	the ability of Jiawei to execute against its plans to meet our required timetables; and

•	longer-term liquidity risk related to the repayment of its outstanding indebtedness if it is not repurchased by the Company or converted into our common stock in accordance with its terms prior to maturity.
Although our current business plan indicates we have adequate liquidity to operate under expected short-term operating conditions, the risks noted above could result in liquidity uncertainty. Our plan with regard to this uncertainty includes, among other actions, continually monitoring our operating results and market conditions against expectations and, if required, further restricting operating costs and capital spending if events warrant. While we believe our recent secured note financing addressed our short-term liquidity needs, we recognize that we must strengthen our balance sheet and our long-term financial position, and will continue to evaluate our capital structure to address our longer-term liquidity issues.
If additional capital is needed and does not become available on acceptable terms, our ability to fund operations, further develop and expand our manufacturing operations and distribution network, repay or restructure significant indebtedness that will become due in several years or otherwise respond to competitive pressures would be significantly limited.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We do not use derivative financial instruments to manage interest rate risk. Interest income earned on any cash and investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations will not have a material effect on our financial position due to the liquidity and short-term nature of these financial instruments. For these reasons, a hypothetical 100-basis point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
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
For the year-to-date period ended July 3, 2010, approximately 84% of our product revenues were denominated in Euros. Although a significant portion of our product revenues are denominated in Euros, and that portion has steadily increased over the last few years, the portion of our sales that are denominated in Euros can vary widely in any one period. As of July 3, 2010 we have two active multi-year solar panel supply agreements which we entered into in 2008, both of which are denominated in Euros. The combined current estimated sales value remaining under these two agreements is approximately $633.2 million at July 3, 2010 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels which began in the second half of 2008 and continue through 2013.
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
Internal Control Over Financial Reporting
During the quarter ended July 3, 2010, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us or administrative proceedings, we are not a party to any other material legal proceedings within the meaning of Item 103 of Regulation S-K other than the litigation between us and Lehman Brothers Holdings, Inc. (and related parties) and Barclays Capital, Inc. as reported in our Annual Report on Form 10-K filed on March 9, 2010 and our Quarterly Report on Form 10-Q filed on May 13, 2010, and the following matter:

Noise Noncompliance Proceedings for our Devens Manufacturing Facility.
In 2009, the Devens Enterprise Commission, (or the DEC), the governmental authority that regulates development and zoning within the Devens Enterprise Zone cited our Devens, Massachusetts manufacturing facility for violations of local noise limits. Later in 2009, we took significant steps to mitigate the noise being generated by our Devens facility and believe it is now operating in compliance with the DEC’s regulations. However, the DEC’s staff recently reported it is unable to determine whether compliance has been achieved without extensive and expensive additional monitoring at our expense. In lieu of incurring the significant proposed monitoring expenses as would be needed to further demonstrate compliance with the DEC’s regulations, we have agreed to install additional noise mitigation measures that will help the facility achieve noise levels adequately below existing regulatory limits. The DEC has formally determined that lowering facility noise to these levels will satisfy the DEC’s regulations. Our additional mitigation efforts are expected to be completed in October 2010. Once completed and the lower noise levels are achieved, the DEC is expected to issue a permanent certificate of occupancy for our Devens facility.
Item 1A. Risk Factors.
In addition to the factors included below and discussed elsewhere in this report, you should consider carefully the risks and uncertainties described in the sections entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 9, 2010 and our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed on May 13, 2010, which describe risks and uncertainties which could materially adversely affect our business, financial condition, results of operations, cash flows and future results. While these are the risks and uncertainties we believe are most important, you should bear in mind that factors may also exist that we cannot anticipate or that we currently do not consider to be significant. These other factors also have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.
If we fail to regain compliance with the listing requirements of The Nasdaq Global Market and Nasdaq delists our common stock, the market liquidity and price of our common stock will likely decline and such delisting will permit the holders of our Senior Notes and Secured Notes to require us to repurchase their notes, which we likely would be unable to do.
Our common stock is currently quoted on the Nasdaq Global Market under the symbol “ESLR”. On July 1, 2010, we received a deficiency letter from the Nasdaq Global Market stating that, based on the closing bid price of our common stock for the 30 consecutive business days preceding such date, we no longer meet the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Marketplace Rule 5450(a)(1). We have a 180 calendar day grace period in which to regain compliance with the minimum bid price rule and we continue to monitor the bid price for our common stock and consider options available to achieve compliance with the Nasdaq listing standards.
We have sought and obtained approval from our stockholders to effect a 1-for-6 reverse stock split, which is intended to increase the per share trading price of our common stock. It is possible, however, that the reverse split will not accomplish our objective permanently or for a meaningful period of time. If the reverse stock split fails to adequately increase the trading price of our common stock for a meaningful period of time or our stock does not otherwise appreciate to meet the Nasdaq requirement, and we are therefore unable to meet the listing requirements of The Nasdaq Global Market for that or any other reason, our stockholders will be adversely affected.
Among other adverse consequences of a delisting, there will likely cease to be a trading market for our shares other than in the Pink Sheets or the OTC Bulletin Board. It could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, in the event that our common stock is delisted, the holders of our Senior Notes and Secured Notes will have the right to require us to repurchase their notes, which we likely would be unable to do.
The issuance of equity or debt securities under our shelf registration statement could have a negative impact on the price of our common stock.
On May 13, 2010, we filed a registration statement on Form S-3 to register our debt and equity securities, including shares of our common stock, preferred stock, warrants to purchase common stock and/or preferred stock, and units consisting of two or more of these classes or series of securities. We may sell any combination of these securities in one or more offerings, over a period of up to 3 years, up to an aggregate offering price of $200,000,000, on terms to be determined at the time of offering. If we issue all of the securities included in the shelf registration in one or more offerings, there could be a substantial dilutive effect on our common stock and an adverse effect on the price of our common stock. Even without our selling any shares, the existence of the shelf registration could also have an adverse impact on our share price if the market expects an increase in our shares outstanding.
Item 6. Exhibits
Exhibits are as set forth in the section entitled “Exhibits Index” which follows the section entitled “Signatures” in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.
Date: August 11, 2010	/s/ Michael El-Hillow
Michael El-Hillow
Chief Financial Officer and Secretary (Principal Financial Officer)

Exhibits Index

Number	Description	Incorporation by Reference
10.1	Promissory Note made by Jiawei Solarchina Co., Ltd to the Registrant dated April 30, 2010	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2010, filed on May 13, 2010

10.2	Lease Contract between the Evergreen Solar (China) Co., Ltd. and Jiawei Solar (Wuhan) Co., Ltd. signed on May 14, 2010	*

10.3	First Amendment to Ground Lease between the Registrant and Massachusetts Development Finance Agency dated as of June 10, 2010	*

10.4§	Management Incentive Plan adopted on April 28, 2010	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2010, filed on May 13, 2010

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

§	Indicates a management contract or compensatory plan, contract or arrangement.

*	Not applicable (filed herewith)

E-1