Form 10-Q
period 2010-10-02
EVERGREEN SOLAR INC
filed 2010-11-05
CIK 947397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 29, 2010 the registrant had 208,917,941 shares of common stock outstanding.

Evergreen Solar, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended October 2, 2010

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

•	revenue from customer contracts primarily denominated in Euros that are subject to foreign currency exchange risks and the use of derivative financial instruments to manage those risks;

•	our receipt of government sponsored financing or other funding to support our expansion and our ability to satisfy associated obligations;

•	our expectations regarding product performance and technological competitiveness;

•	our ability to obtain key materials; and

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

There are numerous risk and uncertainties which could cause our actual results to differ materially from such forward-looking statements, including, for example:

•	unexpected materials shortages or price increases;

•	the uncertainty involved in forecasting the cost benefits from new technologies, new operational strategies and operational scaling;

•	the possibility that the Company may be unable to fund future manufacturing expansions;

•	the complexity of forecasting product pricing and customer demand in a volatile and uncertain market for the Company’s products; and

•	the default that would occur under our outstanding indebtedness if we are delisted from Nasdaq which would cause our indebtedness to become immediately due and payable.

These and additional risks and uncertainties described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Part II, Item 1A in our Quarterly Report on Form 10-Q, for the quarters ended April 3, 2010 and July 3, 2010, among other risks and uncertainties that could cause forward looking statements to be incorrect and may have a material adverse effect upon our business, results of operations and financial condition. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update any such statements.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

Evergreen Solar, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	December 31, 2009	October 2, 2010
Assets
Current assets:
Cash and cash equivalents	$112,368	$93,275
Accounts receivable, net of allowance for doubtful accounts	53,295	59,390
Inventory	34,890	47,140
Prepaid cost of inventory	25,634	34,524
Other current assets	11,451	25,001

Total current assets	237,638	259,330

Restricted cash	3,134	6,710
Deferred financing costs	8,312	10,249
Loan receivable from Jiawei and related interest	—	13,311
Prepaid cost of inventory	147,573	121,213
Fixed assets, net	430,681	423,936
Other assets	295	302

Total assets	$827,633	$835,051

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$31,420	$37,712
Due to Sovello AG and related guarantees	17,544	—
Accrued employee compensation	7,287	4,533
Accrued interest	7,004	11,372
Accrued warranty	2,368	3,515

Total current liabilities	65,623	57,132

Convertible notes, net of discount	323,276	386,899
Loan and related interest payable	34,152	36,786
Deferred income taxes	5,396	5,396

Total liabilities	428,447	486,213
Commitments and Contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 207,809,919 and 208,908,066 shares issued and outstanding at December 31, 2009 and October 2, 2010, respectively	2,078	2,089
Additional paid-in capital	1,028,233	1,032,108
Accumulated deficit	(631,119)	(685,603)
Accumulated other comprehensive income (loss)	(6)	244

Total stockholders’ equity	399,186	348,838

Total liabilities and stockholders’ equity	$827,633	$835,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Year-to-Date Period Ended
	October 3, 2009	October 2, 2010	October 3, 2009	October 2, 2010
	(Adjusted)		(Adjusted)

Product revenues	$75,450	$86,026	$192,586	$245,616
Royalty and fee revenues	2,208	497	4,716	3,908

Total revenues	77,658	86,523	197,302	249,524
Cost of revenues	70,092	80,009	187,842	229,725

Gross profit	7,566	6,514	9,460	19,799

Operating expenses:
Research and development	4,417	5,101	13,307	15,078
Selling, general and administrative	5,872	13,672	18,990	28,713
Write-off of loan receivable from silicon supplier	—	—	43,882	—
Facility start-up	2,493	5,509	6,639	14,481
Restructuring charges	777	4,925	3,394	13,780

Total operating expenses	13,559	29,207	86,212	72,052

Operating loss	(5,993)	(22,693)	(76,752)	(52,253)

Other income (expense):
Foreign exchange gains (losses), net	2,478	6,334	3,460	(2,845)
Interest income	118	380	3,672	1,612
Interest expense	(7,683)	(11,229)	(20,101)	(29,002)
Gain on early extinguishment of debt	—	—	—	24,777

Other expense, net	(5,087)	(4,515)	(12,969)	(5,458)

Loss before equity loss from interest in Sovello AG, (impairment) recovery of equity investment, and income tax benefit	(11,080)	(27,208)	(89,721)	(57,711)
Equity loss from interest in Sovello AG	(9,710)	—	(16,202)	—
Impairment and other charges associated with equity investment in Sovello AG	(69,713)	—	(69,713)	—
Recovery of impairment charges associated with Sovello AG	—	—	—	3,227
Income tax benefit	(7,805)	—	(7,805)	—

Net loss	$(82,698)	$(27,208)	$(167,831)	$(54,484)

Net loss per share (basic and diluted)	$(0.40)	$(0.13)	$(0.92)	$(0.27)

Weighted average shares used in computing basic and diluted net loss per share	204,790	205,501	182,250	205,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Year-to-Date Period Ended
	October 3, 2009	October 2, 2010
Cash flows from operating activities:
Net loss	$(167,831)	$(54,484)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29,067	46,237
Gain on early extinguishment of debt	—	(24,777)
Imputed interest and accretion of bond premiums	(478)	—
Bad debt expense	—	6,389
Amortization of prepaid cost of inventory	7,479	9,424
Equity loss from Sovello AG and impairment of investment	85,915	—
Amortization of deferred debt financing costs	1,796	1,973
Loss on loan receivable from silicon supplier	43,882	—
Loss on disposal of fixed assets	—	494
Provision for warranty	962	1,229
Amortization of debt discount	8,731	7,629
Compensation expense associated with employee equity awards	5,253	3,476
Changes in operating assets and liabilities:
Accounts receivable	(29,707)	(12,484)
Inventory and related prepaid cost of inventory	(7,670)	(3,245)
Other current assets	(2,208)	(13,550)
Accounts payable and accrued expenses	(26,159)	1,971
Interest payable	2,045	5,817
Deferred income tax	(7,805)	—
Other	2,685	(200)

Net cash used in operating activities	(54,043)	(24,101)

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(101,331)	(40,042)
Proceeds from the disposal of fixed assets	—	62
Increase in restricted cash	(2,914)	(3,561)
Increase in Sovello AG loan	(11,750)	—
Capital contributions to Sovello AG	(2,917)	—
Payment associated with sale of Sovello AG and associated guarantee	—	(14,804)
Increase in other loans	—	(12,800)
Proceeds from sale and maturity of marketable securities	76,716	—

Net cash used in investing activities	(42,196)	(71,145)

Cash flows from financing activities:
Proceeds from the issuance of convertible secured debt, net of offering costs	—	158,557
Early redemption of senior convertible debt, net of redemption costs	—	(82,354)
Payment associated with share increase	—	(144)
Proceeds from the issuance of common stock, net of offering costs	72,387	—
Proceeds from China government loan	13,592	—
Proceeds from exercise of stock options and shares purchased under Employee Stock Purchase Plan	332	94

Net cash provided by financing activities	86,311	76,153

Net decrease in cash and cash equivalents	(9,928)	(19,093)
Cash and cash equivalents at beginning of period	100,888	112,368

Cash and cash equivalents at end of period	$90,960	$93,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2009. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at October 2, 2010, the results of operations for the quarters and year-to-date periods ended October 3, 2009 and October 2, 2010, and the cash flows for the year-to-date periods ended October 3, 2009 and October 2, 2010. The balance sheet at December 31, 2009 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2010.

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

Sovello Joint Venture

On April 21, 2010, all of the outstanding shares of Sovello AG (formally EverQ GmbH) (“Sovello”), the Company’s joint venture with Renewable Energy Corporation ASA (“REC”) and Q-Cells SE (“Q-Cells”), were sold to Rolling Hills S.à.r.l, an affiliate of Ventizz Capital Fund IV, L.P (“Ventizz”) (see Note 5).

Prior to the sale, the Company applied the equity method of accounting for its one-third share of Sovello’s operating results in accordance with the Investments – Equity Method and Joint Ventures topic of the FASB codification. However, during the third and fourth quarters of 2009 the Company wrote-off its aggregate investment in Sovello in addition to recording charges associated with its guarantee and for estimated payments relating to undertakings with Sovello’s bank and for other then expected costs due to Sovello’s significant financial difficulties at that time. As a result, the Company’s 2010 consolidated statement of operations and consolidated statement of cash flows do not include its one-third share of Sovello’s results of operations.

Liquidity Risk and Management Plans

At October 2, 2010, the Company had approximately $93.3 million of cash and cash equivalents, which included approximately $5.2 million of cash in China. The Company believes that its cash on hand and operations will provide sufficient liquidity to fund its business plan including planned capital programs and its operating needs for the next 12 months. While its business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by intense competition, especially from China, and the potential excess capacity, the Company is exposed to additional particular risks and uncertainties including, but not limited to:

•

the assumption that there should be sufficient market demand to sell the expected production from Devens and China at continually declining selling prices. The Company expects to continue to moderate its production levels depending on changes in market demands during the year;

•	significant delays in the Company’s plan to transition Devens’ panel assembly to China resulting in continued higher costs relative to its competition that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of the Company’s contracted sales are denominated in Euros;

•	the ability of our Chinese subcontract cell and panel manufacturer, Jiawei Solar (Wuhan) Co., Ltd. (“Jiawei”), to execute against its plans to meet the Company’s required timetables; and

•

longer-term liquidity risk related to the repayment of its outstanding indebtedness if it is not repurchased by the Company or converted into the Company’s common stock in accordance with its terms prior to maturity.

Although the Company’s current business plan indicates it has adequate liquidity to operate under expected short term operating conditions, the risks noted above could result in liquidity uncertainty. The Company’s plan with regard to this uncertainty includes, among other actions, continually monitoring its operating results and market conditions against expectations and, if required, further restricting operating costs and capital spending if events warrant. While the Company believes its secured note financing in April addressed the Company’s short-term liquidity needs, the Company recognizes that it must strengthen its balance sheet and its long-term financial position, and will continue to evaluate its capital structure to address its longer-term liquidity issues.

If additional capital is needed and does not become available on acceptable terms, the Company’s ability to fund operations, further develop and expand its technology, manufacturing operations and distribution network, repay or restructure its significant indebtedness that will become due in several years or otherwise respond to competitive pressures would be significantly limited.

2.	Accounting Change

Effective January 1, 2010 the Company adopted the new guidance for own-share lending arrangements issued in contemplation of convertible debt issuance, as required by the Debt topic of the FASB codification. This guidance requires an entity that enters into an equity-classified share lending agreement, utilizing its own shares, in contemplation of a convertible debt issuance or other financing to initially measure the share lending arrangement at fair value and treat it as a cost of the financing. In addition, if it becomes probable that the counterparty to the arrangement will default, the issuer shall recognize an expense for the fair value of the unreturned shares, net of probable recoveries. These rules require the revision of prior periods to retroactively apply the new accounting.

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

The adoption of the new guidance also resulted in a change to the Company’s condensed consolidated statement of operations for the quarter and year-to-date periods ended October 3, 2009, specifically an increase to interest expense of approximately $0.3 million and $0.8 million, respectively. There is no impact on the Company’s cash flows. For the quarter and year-to-date periods ended October 2, 2010, the Company recognized non-cash interest expense of approximately $0.3 million and $0.8 million, respectively, associated with the new guidance.

3.	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value.

4.	Inventory

Inventory consisted of the following at December 31, 2009 and October 2, 2010 (in thousands):

	December 31, 2009	October 2, 2010
Raw materials	$18,327	$30,465
Work-in-process	7,643	9,067
Finished goods	8,920	7,608

	$34,890	$47,140

Prepaid cost of inventory	$173,207	$155,737
Less: current portion	25,634	34,524

Noncurrent portion	$147,573	$121,213

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

The Company applied the equity method of accounting for its one-third share of Sovello’s operating results in accordance with the guidance provided by the Equity Method and Joint Ventures topic of the FASB Codification. During 2009, Sovello’s business faced significant financial difficulties as a result of the overwhelming market downturn in demand and pricing for its products. As a result, Sovello defaulted under its bank loan agreement. In light of this and other financial difficulties, including the on-going deterioration in world-wide pricing for Sovello’s products, the Company recorded an impairment charge of approximately $126.1 million during the second half of 2009 related to its aggregate investment in Sovello.

On April 21, 2010, the Company and Sovello’s other shareholders sold all of the outstanding shares of Sovello to Ventizz. The sale of the shares to Ventizz resulted in a new license agreement between the Company and Ventizz for the license of the Company’s Gemini and Quad wafer manufacturing technology. The license agreement replaced the Company’s existing license agreements with Sovello and calls for royalty payments from Sovello of $2.0 million in 2010 and $3.0 million in each of the subsequent 2 years for the capacity that exists at Sovello.

Pursuant to a Share Purchase Agreement between Ventizz and Sovello’s other shareholders, the Company paid to Sovello approximately EUR 2.4 million (approximately $3.3 million at October 2, 2010 exchange rates) on April 21, 2010, net of receipt of remaining royalty payments and product payments for 2009 of approximately EUR 4.1 million (approximately $5.6 million). This amount was in addition to EUR 5.8 million (approximately $7.9 million at October 2, 2010 exchange rates) paid by the Company in the first quarter in conjunction with a guarantee made to Sovello’s banking syndicate. Of the approximately EUR 4.1 million received, approximately $2.4 million related to royalties owed for the fourth quarter of 2009. The majority of the approximately $3.2 million remaining was for royalties owed for the second and third quarters of 2009. During the fourth quarter of 2009, as a result of the substantial doubt that existed at that time about Sovello’s ability to settle these obligations, we did not recognize the $2.4 million as royalty revenue and wrote-off the $3.2 million receivable as part of the 2009 impairment charge. As a result of Sovello’s settlement payment, we recognized the $2.4 million as royalty revenue and reversed $3.2 million of the 2009 impairment charge. In connection with the closing of the sale, the Master Joint Venture Agreement among the shareholders and Sovello, dated November 5, 2008, was terminated and the Company satisfied its remaining obligations pursuant to the Undertaking, dated October 6, 2008, it made to Sovello’s banking syndicate.

6.	Fixed Assets

Fixed assets consisted of the following at December 31, 2009 and October 2, 2010 (in thousands):

	Useful Life	December 31, 2009	October 2, 2010

Land		$119	$119
Buildings	40 years	208,909	216,060
Laboratory and manufacturing equipment	3-7 years	257,186	284,334
Computer and office equipment	3-7 years	5,890	7,688
Leasehold improvements	Lesser of 15 to 20 years or lease term	16,418	7,138
Assets under construction		34,297	24,866

		522,819	540,205
Less: Accumulated depreciation		(92,138)	(116,269)

		$430,681	$423,936

During 2007, the Commonwealth of Massachusetts support program awarded the Company $20.0 million in grants towards the construction of its Devens, Massachusetts manufacturing facility, virtually all of which has been received. The grants have been capitalized as a reduction of the construction costs. The funds granted are subject to repayment by the Company if, among other conditions, the new jobs created for the Devens manufacturing facility does not exceed 350 jobs in Massachusetts through November 20, 2014. The repayment of the grants, if any, will be proportional to the targeted number of jobs per annum. Because the Company has the ability and intent to satisfy the obligations under the awards, the grant monies received will be amortized over the same period as the underlying assets to which they relate.

On October 30, 2009, the Board of Directors of the Company committed to a plan to transition the Company’s panel assembly operations from its manufacturing facility in Devens, Massachusetts to China. The transition, which began in 2010, is anticipated to be completed by mid-to-late 2011, subject to market conditions. The Company estimates it will recognize aggregate non-cash charges of up to approximately $44 million associated with the depreciation of panel assembly equipment, including accelerated depreciation, which are expected to be recognized ratably over the transition period and began in the fourth quarter of 2009, and cash charges of approximately $3.0 million, principally severance and retention bonuses which will be recognized as incurred.

Depreciation expense for the quarters ended October 3, 2009 and October 2, 2010 was $10.6 million and $16.3 million, respectively, and was $29.1 million and $46.2 million for the year-to-date periods ended October 3, 2009 and October 2, 2010, respectively. The 2010 amounts include accelerated depreciation associated with the transition of panel assembly to China.

As of October 2, 2010, the Company had outstanding commitments for capital expenditures of approximately $8.2 million, primarily for equipment for its Devens and Midland, Michigan facilities and, to a lesser extent, development of, and equipment for, its new Wuhan, China facility.

7.	Loan Receivable from Jiawei

On March 26, 2010, Evergreen Wuhan entered into a loan agreement with Jiawei pursuant to which a loan of RMB 34.1 million was provided to Jiawei (approximately $5.1 million at October 2, 2010 exchange rates) at an interest rate of 7.5% compounded semi-annually. The principal and accrued interest is due no later than March 30, 2015. In addition, on April 29, 2010, the Company entered into an additional loan agreement with Jiawei’s parent company pursuant to which a $7.8 million loan was made to Jiawei at an interest rate of 7.5% compounded semi-annually. The principal and accrued interest is due no later than April 30, 2015. The Company has the option to convert up to $5.0 million of this loan into stock or other securities of Jiawei at any time prior to repayment of the loan and related interest. These loans were made to Jiawei to provide it with sufficient financing flexibility to establish its cell and panel manufacturing facility as well as for working capital requirements as Jiawei rapidly ramps its operations to support its contract manufacturing relationship with the Company which was established during 2009. As of October 2, 2010 the combined amounts of $13.3 million are reported as Loan Receivable from Jiawei and Related Interest on the balance sheet.

8.	Debt

The Company’s convertible debt consisted of the following at December 31, 2009 and October 2, 2010 (in thousands):

	December 31, 2009	October 2, 2010
Senior convertible notes	$373,750	$249,207
Debt discount	50,474	27,308

Senior convertible notes, net of discount	323,276	221,899
Convertible senior secured notes	—	165,000

Total convertible notes, net of discount	$323,276	$386,899

Senior Convertible Notes

On July 2, 2008, the Company completed a public offering of $373.8 million aggregate principal amount of its 4% Senior Convertible Notes (the “Senior Notes”). Net proceeds to the Company from the Senior Notes offering, including the cost of the capped call transaction (see Capped Call below), were approximately $325.8 million. The Company’s financing costs associated with the Senior Notes are being amortized over the five year term which concludes in July 2013. During the second quarter of 2010, the Company repurchased approximately $124.5 million aggregate principal amount of these Senior Notes (see Convertible Senior Secured Notes below), recognizing a gain of approximately $24.8 million on the early extinguishment, and leaving a remaining balance of approximately $249.2 million as of October 2, 2010.

The Senior Notes bear cash interest at the rate of 4% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2009, with an effective interest cost of approximately 8.8% as a result of the adoption of the guidance required by the Debt topic of the FASB codification relating to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), in addition to the impact of accounting for equity classified own share lending arrangements as described in Note 2. The Senior Notes were originally accounted for as traditional convertible debt, with no bifurcation of the conversion feature recognized as a separate asset or liability. However, effective January 1, 2009, in accordance with the Debt topic of the FASB codification, the Company has separately accounted for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Senior Notes will mature on July 15, 2013 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The Senior Notes are not redeemable at the Company’s option prior to the stated maturity date. If certain fundamental changes occur at any time prior to maturity, holders of the Senior Notes may require the Company to repurchase their Senior Notes in whole or in part for cash equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Company’s Senior Notes is estimated based on quoted market prices which were trading at an average of approximately 38.7% of par value as of October 2, 2010, or approximately $96.4 million.

At maturity and upon certain other events, including a change of control and when the trading price of the Company’s common stock exceeds 130% of the then effective conversion price, the Senior Notes will be convertible into cash up to their principal amount and shares of the Company’s common stock for the remainder, if any, of the conversion value in excess of such principal amount at the initial conversion rate of 82.5593 shares of common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $12.1125 per share). Subject to certain exceptions and limitations, the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading at the conversion price of $12.1125 (or lower) would receive $1,000 (or less) in cash, and the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading above the conversion price of $12.1125 would receive $1,000 in cash and shares of the Company’s common stock to the extent that the market value of the Company’s common stock multiplied by the conversion rate, which is initially 82.5593, exceeds $1,000. If a non-stock change of control occurs and a holder elects to convert Senior Notes in connection with such non-stock change of control, such holder may be entitled to an increase in the conversion rate. The conversion rate may also be adjusted under certain other circumstances, including, but not limited to, the issuance of stock dividends and payment of cash dividends.

Capped Call

In connection with the Company’s Senior Notes offering on June 26, 2008, the Company entered into a capped call transaction with respect to the Company’s common stock with Lehman Brothers OTC Derivatives Inc. (“LOTC”), an affiliate of Lehman Brothers Inc., the lead underwriter for the offering, in order to reduce the dilution that would otherwise occur as a result of new common stock issuances upon conversion of the Senior Notes. The capped call transaction had an initial strike price of $12.1125 per share, subject to certain adjustments, which matches the initial conversion price of the Senior Notes, and had a cap price of $19.00 per share.

The capped call transaction was designed to reduce the potential dilution resulting from the conversion of the Senior Notes into shares of common stock, and effectively increase the conversion price of the Senior Notes for the Company to $19.00 per share from the actual conversion price to the note holders of $12.11 per share. The total premium that was to be paid by the Company for the capped call was approximately $68.1 million, of which $39.5 million was paid contemporaneously with the closing of the Senior Notes offering and the remaining $28.6 million was required to be paid in nine equal semi annual installments beginning January 15, 2009. In accordance with the guidance in Distinguishing Liability from Equity topic of the FASB codification and the Derivative and Hedging topic of the FASB codification, the capped call instrument was classified as equity and therefore the up-front capped call premium plus the present value of the future installments were recorded in additional paid-in capital. As this instrument did not qualify as a derivative under Derivatives and Hedging topic of the FASB codification, it was not subject to mark-to-market adjustments in subsequent periods.

On September 15, 2008 and October 3, 2008, respectively, the parent company of the lead underwriter, Lehman Brothers Holdings Inc., and LOTC filed for protection under Chapter 11 of the federal Bankruptcy Code, each an event of default under the capped call transaction. As a result of the defaults, the affiliate is not expected to perform its obligations if such obligations were to be triggered and the Company’s obligations under the agreement have been suspended. The Company believes it has the right to terminate the capped call transaction based on the defaults that have occurred. Accordingly the remaining premium liability under the capped call transaction was reversed against equity.

On September 9, 2009, the Company received notification from LOTC purporting to terminate the capped call transaction based on the Company’s failure to pay additional installment payments under the capped call transaction. On September 25, 2009, the Company received a letter from the same party requesting payment of $19,992,487 (plus $340,673 in interest) as payment for the termination of the capped call transaction. If litigation is commenced, the Company has reason to believe LOTC will claim at least $5 million more (plus interest) than it previously demanded.

Despite the letter received, the Company rejects any assertions that (i) LOTC has the right to terminate the capped call transaction, (ii) that the Company has defaulted on any payment obligations under the capped call transaction and (iii) that any amounts are currently due and payable to LOTC under the capped call transaction. The Company intends to vigorously defend against all such claims by the lead underwriter’s affiliate and any related parties should they be asserted and if the dispute cannot be otherwise resolved.

In connection with the sale of the Senior Notes, the Company also entered into a common stock lending agreement (see Common Stock Lending Agreement within Note 11).

Convertible Senior Secured Notes

On April 26, 2010, the Company completed a private placement of $165 million aggregate principal amount of its 13% Convertible Senior Secured Notes due 2015 (the “Secured Notes”) to Piper Jaffray & Co. (the “Initial Purchaser”) who subsequently placed the Secured Notes to investors in accordance with Rule 144A of the Securities Act of 1933, as amended. The Secured Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 26, 2010, among the Company, the guarantors named therein (the “Guarantors”) and U.S. Bank National Association, as trustee. The Company used approximately $82.4 million of the $158.6 million net proceeds from this offering for the purchase of approximately $124.5 million aggregate principal amount of its Senior Notes and is using the remainder of the net proceeds of approximately $75 million for general corporate purposes, working capital and capital expenditures for further expansion in China. As a result of these financing transactions, the Company’s annual cash interest expense increased from approximately $18 million to $34 million.

The Secured Notes bear interest at the rate of 13% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. The Secured Notes will mature on April 15, 2015 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. If certain fundamental change transactions occur at any time prior to maturity or if more than $50 million in principal amount of the Company’s Senior Notes remain outstanding on April 15, 2013, holders of the Secured Notes may require the Company to repurchase their Secured Notes in whole or in part for cash equal to 100% of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Secured Notes is estimated based on quoted market prices which were trading at an average of approximately 69.5% of par value as of October 2, 2010, or approximately $114.7 million.

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

For each of the quarters ended October 3, 2009 and October 2, 2010, the Company recorded approximately $6.7 million and $10.8 million, respectively, in interest expense associated with its Senior Notes and Secured Notes (which includes non-cash interest of approximately $3.0 million and $2.9 million, respectively, associated with the guidance of the Debt topic of the FASB codification), and capitalized interest of approximately $200,000 and $11,000, respectively. For each of the year-to-date periods ended October 3, 2009 and October 2, 2010, the Company recorded approximately $20.1 million and $28.0 million, respectively, in interest expense associated with its Senior Notes and Secured Notes (which includes non-cash interest of approximately $8.7 million and $9.6 million, respectively, associated with the guidance of the Debt topic of the FASB codification), and capitalized interest of approximately $2.6 million and $41,000, respectively.

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

The Investment Agreement also sets forth certain negative and affirmative covenants that must be complied with to avoid accelerating the Company’s obligation to pay for HSTIC’s shares. Covenants include, but are not limited to, reporting obligations and approval requirements for certain affiliate transactions and other extraordinary business activities. If the Company fails to meet its obligation to pay for HSTIC’s shares at the end of five years, or upon the possible acceleration of the payment term, the Company will be required to relinquish its Board and management control over Evergreen Wuhan.

Interest incurred on the loan for the quarter and year-to-date periods ended October 2, 2010, which is payable in conjunction with the loan repayment, was approximately RMB 4.5 million and RMB 13.1 million, respectively ($671,000 and $1.9 million, respectively, at applicable exchange rates). Of these amounts approximately RMB 1.2 million and RMB 5.6 million for the quarter and year-to-date periods ended October 2, 2010, respectively ($179,000 and $821,000, respectively, at applicable exchange rates) was capitalized. Interest incurred on the loan for the quarter and year-to-date periods ended October 3, 2009 was approximately RMB 3.4 million ($505,000 at October 2, 2010 exchange rates). The combined loan and related interest amounts have been included in Loan and Related Interest Payable on the balance sheet.

Letters of Credit

As of October 2, 2010, the Company has approximately $2.7 million of outstanding letters of credit, most of which are required to secure several equipment leases and the Company’s corporate credit card program. The Company has segregated cash to collateralize these outstanding letters of credit which is included in Restricted Cash on the balance sheet.

9.	Commitments and Contingencies

Potential Litigation with Lehman Brothers.

On September 25, 2009, the Company received a letter from LOTC requesting payment of $19,992,487 (plus $340,673 in interest) as payment for the termination of the capped call transaction (see Note 8) which LOTC believes it has the right to terminate and purported to terminate in a letter received by the Company on September 9, 2009. If litigation is commenced, the Company has reason to believe LOTC will claim at least $5 million more (plus interest) than the approximately $20 million it previously demanded.

Despite the demand for payment and purported termination letter received, the Company rejects LOTC’s assertions that (i) it has the right to terminate the capped call transaction, (ii) that the Company has defaulted on any payment obligations under the capped call transaction and (iii) that any amounts are currently due and payable to LOTC under the capped call transaction. The Company intends to vigorously defend against all such claims by LOTC and any related parties should they be asserted and if the dispute cannot be otherwise resolved. In addition, the Company continues to pursue its related claims in bankruptcy in the U.S., and in administration in the U.K., against Lehman Brothers Inc. and certain of its affiliates.

Noise Noncompliance Proceedings for the Devens Manufacturing Facility.

In 2009, the Devens Enterprise Commission, (the “DEC”), the governmental authority that regulates development and zoning within the Devens Enterprise Zone cited the Company’s Devens, Massachusetts manufacturing facility for violations of local noise limits. Later in 2009, the Company took significant steps to mitigate the noise being generated by its Devens facility and determined based on extensive testing that it is now operating in compliance with the DEC’s regulations. However, in July 2010, the DEC’s staff determined further extensive and expensive additional monitoring at the Company’s expense would be required to confirm compliance. In lieu of incurring the significant proposed monitoring expenses to further demonstrate compliance with the DEC’s regulations, the Company agreed to install additional noise mitigation measures so the facility would achieve noise levels adequately below existing regulatory limits. The DEC formally determined that lowering facility noise to these levels would satisfy its regulations. The Company’s additional mitigation efforts are nearly complete and testing, which is underway to confirm the necessary noise levels have been met, has shown favorable preliminary results. If it is confirmed that the lower noise levels have been achieved, the DEC is expected to issue a permanent certificate of occupancy for the Devens facility. If not, additional mitigation or testing may be required.

Product Warranty

The Company’s current standard product warranty includes a five-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance which are standard in the solar industry. The Company currently accrues a liability of approximately 0.5%, on average, of current product revenues for the estimated future costs of meeting its warranty obligations, the levels of which are consistent with industry ranges. The Company makes and revises this estimate based on the number of solar panels shipped and its historical experience with warranty claims. During 2008, the Company re-evaluated potential warranty exposure as a result of the substantial increase in production volumes at its Devens, Massachusetts manufacturing facility.

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

The following table summarizes the activity of the Company’s warranty accrual for the year-to-date periods ended October 3, 2009 and October 2, 2010, respectively (in thousands):

	Year-to-Date Period Ended
	October 3, 2009	October 2, 2010
Balance at beginning of period	$1,182	$2,368
Warranty costs accrued	962	1,229
Warranty costs incurred	(53)	(82)

Balance at end of period	$2,091	$3,515

10.	Fair Value Measurements

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

Valuation Hierarchy

The Fair Value Measurements and Disclosures topic of the FASB codification establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and October 2, 2010 (in thousands):

December 31, 2009
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)

Money markets	$20,007	$20,007	$—	$—

October 2, 2010
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)

Money markets	$—	$—	$—	$—

Valuation Techniques

Money Market funds are measured at fair value using unadjusted quoted prices in active markets for identical securities and are classified within Level 1 of the valuation hierarchy.

11.	Stockholders’ Equity

The Company has two classes of capital stock: common and preferred. As of December 31, 2008, the Company had 250,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. At a special shareholders’ meeting on December 9, 2009, an amendment was approved to the Company’s Third Amended and Restated Certificate of Incorporation to increase the authorized shares of its common stock from 250,000,000 to 450,000,000, the amount reflected on the Company’s balance sheet as of December 31, 2009. At October 2, 2010, 22,150,000 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan.

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

Common Stock Lending Agreement

Concurrent with the offering and sale of the Senior Notes on June 26, 2008, the Company entered into a common stock lending agreement (the “Common Stock Lending Agreement”) with Lehman Brothers International (Europe) (the “Common Stock Borrower”), an affiliate of the lead underwriter for the Senior Notes offering, pursuant to which the Company loaned 30,856,538 shares of its common stock (the “Borrowed Shares”) to the Common Stock Borrower. The Common Stock Borrower offered the 30,856,538 shares in a separate registered offering. The Common Stock Borrower received all of the proceeds from the sale of the borrowed common stock. In consideration for the issuance of the Borrowed Shares, the Common Stock Borrower paid the Company a nominal loan fee. In the Common Stock Lending Agreement, the Common Stock Borrower agreed to deliver to the Company 30,856,538 shares of its common stock upon the earliest of (i) July 15, 2013, (ii) the Company’s election, at such time that the entire principal amount of notes ceases to be outstanding, (iii) the mutual agreement of the Company and the Common Stock Borrower, (iv) the Company’s election, upon a default by the Common Stock Borrower, and (v) the Common Stock Borrower’s election, at any time. The obligations of the Common Stock Borrower under the Common Stock Lending Agreement are guaranteed by the parent company of the lead underwriter, Lehman Brothers Holdings Inc.

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

In October 2009, the FASB updated the Debt topic of the FASB codification that amends the topic to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of the issuance of convertible debt. The guidance requires an entity that enters into an equity-classified share lending agreement, utilizing its own shares, in contemplation of a convertible debt issuance or other financing to initially measure the share lending arrangement at fair value and treat it as a cost of the financing. This issuance cost would be amortized over the term of the underlying financing arrangement as interest cost. Upon the adoption of this guidance effective January 1, 2010, the Company was required to retrospectively recognize issuance costs of approximately $5.1 million which are being amortized over the five year period of the Senior Notes.

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

Comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income (loss) for the quarter and year-to-date periods ended October 3, 2009 and October 2, 2010, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	October 3, 2009	October 2, 2010	October 3, 2009	October 2, 2010

Net loss	$(82,698)	$(27,208)	$(167,831)	$(57,711)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(8)	—	(26)	—
Cumulative translation adjustments	2,822	159	3,150	250

Total comprehensive loss	$(79,884)	$(27,049)	$(164,707)	$(57,461)

13.	Stock Based Compensation

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations for the quarter and year-to-date periods ended October 3, 2009 and October 2, 2010, respectively (in thousands):

	Quarter Ended		Year-to-Date Period Ended
	October 3, 2009	October 2, 2010	October 3, 2009	October 2, 2010
Cost of revenue	$332	$224	$1,502	$633
Research and development expenses	345	171	1,111	549
Selling, general and administrative expenses	762	711	2,477	1,842
Facility start-up	146	152	163	452

	$1,585	$1,258	$5,253	$3,476

Stock-based compensation costs capitalized as part of the construction costs of the Company’s Devens manufacturing facility were approximately $112,000 and $0 for the year-to-date periods ended October 3, 2009 and October 2, 2010, respectively. There were no compensation costs capitalized for the quarters ended October 3, 2009 and October 2, 2010.

Stock Incentive Plans

The Company is authorized to issue up to 22,150,000 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 10,500,581 shares are available for future issuance or future grant as of October 2, 2010. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to own stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All awards granted will expire 10 years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.

Stock option activity under the 2000 Plan for the year-to-date period ended October 2, 2010 is summarized as follows:

	Shares	Weighted- Average Exercise Price
	(in thousands)

Outstanding at January 1, 2010	4,096	$4.20
Granted	250	1.23
Exercised	—
Forfeited	(411)	3.37

Outstanding at October 2, 2010	3,935	$4.10

The following table summarizes information about stock options outstanding as of October 2, 2010:

			Options Outstanding		Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in thousands)			(in thousands)

$1.19	$1.60	263	9.10	$1.24	45	$1.29
1.61	1.61	1,638	3.19	1.61	1,638	1.61
1.68	2.10	272	3.13	2.00	272	2.00
2.24	2.24	504	8.66	2.24	173	2.24
2.32	7.30	639	4.07	5.69	639	5.69
7.59	12.65	275	4.85	9.80	275	9.80
13.97	13.97	8	5.32	13.97	8	13.97
14.00	14.00	35	0.08	14.00	35	14.00
15.09	15.09	295	5.40	15.09	295	15.09
19.00	19.00	6	0.08	19.00	6	19.00

		3,935	4.68	$4.10	3,386	$4.46

There was no aggregate intrinsic value of vested outstanding options as of October 2, 2010, and virtually no aggregate intrinsic value as of December 31, 2009. The weighted average grant-date fair value of stock options granted during the year-to-date period ended October 2, 2010 was $1.23. As of October 2, 2010, there was $681,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were utilized in valuing options granted during the year-to-date period ended October 2, 2010:

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

The Company values restricted stock units and restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures. Restricted stock activity for the year-to-date period ended October 2, 2010 is summarized as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)

Outstanding at January 1, 2010	2,841	$10.39
Granted	2,523	0.77
Vested	(507)	1.10
Forfeited	(1,547)	5.78

Outstanding at October 2, 2010	3,310	$6.63

Included in the outstanding restricted shares are 700,000 shares of performance-based restricted stock. The Company granted an additional 125,000 shares of performance-based restricted stock to a Company executive officer in July 2010 which were since reacquired by the Company upon the officer’s resignation.

The Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers in February 2007 and 100,000 to an executive officer in July 2007 which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2012. Of the performance-based restricted stock issued in 2007, 500,000 shares were since reacquired by the Company upon employee terminations.

Also, in February 2006, the Company granted 800,000 shares of performance-based restricted stock to the Company’s executive officers which immediately vest upon the achievement of (a) $300 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 7% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2011. Of the performance-based restricted stock issued in 2006, 500,000 shares were since reacquired by the Company upon employee terminations.

As of October 2, 2010, the Company has assumed that none of the performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements for these awards and will be required to recognize $8.0 million of compensation expense associated with these performance-based awards, based upon the value at the issuance date, if such awards should vest. These Restricted Share Awards expire five years after issuance if they have not vested.

As of October 2, 2010, there was $4.4 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the Company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 1.5 years. The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of October 2, 2010 was $2.5 million.

14.	Write-off of Loan Receivable from Silicon Supplier

On December 7, 2007, the Company entered into a multi-year silicon supply agreement with Silpro. This supply agreement provided the general terms and conditions pursuant to which Silpro would supply the Company with specified annual quantities of silicon at fixed prices beginning in 2010 and continuing through 2019. In connection with the supply agreement, the Company agreed to loan Silpro 30 million Euros at an interest rate of 3.0% compounded annually. The difference between this rate and prevailing market rates at that time was recorded as an adjustment to the cost of inventory. At December 31, 2008, this loan was presented on the balance sheet as loan receivable from silicon supplier. In April 2009, as a result of its inability to obtain additional financing to continue construction of its factory, Silpro announced that the French commercial court ordered the filing for judicial settlement proceedings (redressement judiciaire), a process similar to bankruptcy proceedings in the United States. As a result, the Company concluded that the loan receivable from Silpro and the related interest would not be repaid and the Company recognized a non-cash charge of $43.9 million. In August 2009, the court ordered liquidation proceedings (liquidation judiciaire) due to Silpro’s inability to secure further financing.

The supply agreement with Silpro was dependent upon the construction of a silicon production plant by Silpro which would have allowed it to deliver silicon to the Company under the terms of the agreement. As a result of the court ordered liquidation proceedings, the Company does not believe that Silpro has the ability to perform under the agreement (i.e., produce and deliver silicon to the Company) which the Company believes effectively eliminated any of its future obligations under this agreement.

15.	Facility Start-up Costs

In preparing for the operations of its Midland, Michigan and Wuhan, China facilities, the Company incurred start-up costs of approximately $2.5 million and $5.5 million for the quarters ended October 3, 2009 and October 2, 2010, respectively, and approximately $6.6 million and $14.5 million for the year-to-date periods ended October 3, 2009 and October 2, 2010, respectively. Facility start-up costs for the year-to-date period ended October 3, 2009 also included start-up costs associated with its Devens, Massachusetts facility. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with preparing and qualifying the facilities for production. Construction on the facility in Devens began in September 2007 with the first solar panels produced late in the third quarter of 2008. Construction of the facility in Midland began during the third quarter of 2008 with first production runs beginning in the fourth quarter of 2009. Planning for its facility in China, which started preliminary operations during July 2010, began during the second quarter of 2009.

16.	Restructuring Charges

On December 31, 2008, the Company ceased production at its Marlboro pilot manufacturing facility as part of its restructuring plan to lower overhead costs and reduce overall cash requirements. Ongoing R&D activities continue to be performed at its research and development facility in Marlboro; and advanced manufacturing piloting activities are now performed at its Devens manufacturing facility. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility. For the quarter and year-to-date periods ended October 3, 2009 the Company recorded costs of approximately $777,000 and $3.4 million, respectively, primarily for severance to terminated employees, rent and utilities, depreciation, professional fees and support costs associated with closure of the facility. The Company incurred occupancy, support and moving costs through the expiration of the lease in the third quarter of 2010 and incurred location restoration costs.

During the fourth quarter of 2009, the Company’s Board of Directors approved a plan to accelerate the Company’s strategic initiative of focusing on its unique wafer manufacturing technology by transitioning its Devens, Massachusetts based panel assembly to China beginning in 2010. The Company expects to reduce manufacturing costs associated with panel assembly once the transition is completed. For the quarter and year-to-date periods ended October 2, 2010 the Company recorded costs of approximately $4.9 million and $13.8 million, respectively, comprised primarily of accelerated depreciation of panel assembly equipment and, to a lesser extent, professional fees and on-going occupancy and support costs for its Marlboro pilot manufacturing facility.

17.	Income Taxes

The Company has approximately $2.1 million of reserves related to uncertain tax positions on research and development tax credits as of October 2, 2010. The Company is in the process of completing a study of its research and development tax credits which could result in additional charges to these credits. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the carry forwards upon completion of the study would be offset by a corresponding reduction to the valuation allowance.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2009 and October 2, 2010 the Company had no accrued interest or penalties related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. Since the Company is in a loss position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The federal and state net operating loss carryforwards and research and development tax credit carryforwards are subject to review and possible adjustment by the taxing authorities. In addition, the Internal Revenue Code under Section 382 contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.

18.	Net Loss per Common Share

The Company computes net loss per common share in accordance with the Earning Per Share topic of the FASB codification. Under the guidance, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarter and year-to-date periods ended October 3, 2009 and October 2, 2010 does not include approximately 38.1 million and 114.7 million, respectively, potential shares of common stock equivalents outstanding at both October 3, 2009 and October 2, 2010, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, common stock warrants and convertible debt.

19.	Geographical and Customer Concentration Information

Product revenues are attributed to regions based on the location of customers purchasing the products directly from the Company. The Company has historically relied on a small number of customers for a substantial portion of its business and generally does not require collateral or other security against its accounts receivable; however, when deemed necessary it maintains reserves for potential credit losses. This customer concentration increases the

Company’s exposure to credit risk since the financial insolvency of any of these customers could have a significant impact on the Company’s liquidity and results of operations. The following table summarizes the Company’s geographical and customer concentration of total product revenues for the quarter and year-to-date periods ended October 3, 2009 and October 2, 2010:

	Quarter Ended
	October 3, 2009	October 2, 2010
By geography:
United States	24%	20%
Germany	64%	57%
All other	12%	23%

	100%	100%

By customer:
IBC Solar AG	20%	22%
Donauer Solartechnik Vertriebs GmbH	10%	15%
Wagner & Co. Solartechnik GmbH	27%	10%
All other	43%	53%

	100%	100%

	Year-to-Date Period Ended
	October 3, 2009	October 2, 2010
By geography:
United States	23%	17%
Germany	54%	65%
All other	23%	18%

	100%	100%

By customer:
IBC Solar AG	19%	23%
Wagner & Co. Solartechnik GmbH	17%	18%
Donauer Solartechnik Vertriebs GmbH	5%	15%
Ralos Vertriebs GmbH	11%	—
All other	48%	44%

	100%	100%

The table below summarizes the Company’s concentration of accounts receivable at December 31, 2009 and October 2, 2010:

	December 31, 2009	October 2, 2010
% of accounts receivable

IBC Solar AG	—	25%
Ralos Vertriebs GmbH	29%	11%
Wagner & Co. Solartechnik GmbH	3%	14%
Sun & Kim Co., Ltd.	12%	—
Solar City	12%	—
Top 5 customers	67%	69%

20.	Related Party Transactions

As a result of the Company’s sale of its investment in Sovello in April 2010, neither Sovello nor REC are considered related parties subsequent to that date. However, in the normal course of business, the Company purchases silicon from REC and OCI under existing supply agreements. For the quarters ended October 3, 2009 and October 2, 2010 the Company purchased silicon from REC for approximately $864,000 and $0, respectively. For the year-to-date periods ended October 3, 2009 and October 2, 2010, the Company purchased silicon from REC for approximately $2.7 million and $792,000, respectively. For the quarters ended October 3, 2009 and October 2, 2010 the Company purchased silicon from OCI for approximately $8.3 million and $6.6 million, respectively. For the year-to-date periods ended October 3, 2009 and October 2, 2010, the Company purchased silicon from OCI for approximately $21.9 million and $23.3 million, respectively. At December 31, 2009 and October 2, 2010 the Company had approximately $360,000 and $0, respectively, outstanding to REC and approximately $1.4 million and $4.8 million, respectively, outstanding to OCI.

Prior to 2010, the Company earned fees from Sovello for its marketing and sale of Sovello panels, as well as management of customer relationships and contracts, and royalty payments for its technology contribution to Sovello, which combined totaled approximately $2.2 million for the quarter ended October 3, 2009 and $4.7 million for the year-to-date period ended October 3, 2009. The Company also received payments from Sovello as a reimbursement of certain research and development and other support costs it incurred that benefited Sovello. For the quarter and year-to-date periods ended October 3, 2009, these costs totaled $(7,000) and $6,000, respectively. In addition, during the normal course of operations, the Company may have purchased from or sold materials to Sovello. For the quarter and year-to-date periods ended October 3, 2009 the Company purchased $100,000 and $132,000, respectively, in materials from Sovello, and sold $0 and $38,000, respectively, in materials to Sovello. At December 31, 2009 amounts due to Sovello of $17.5 million (including amounts associated with certain guarantees and undertakings) are included in the accompanying condensed consolidated balance sheet. In connection with the closing of the sale of Sovello to Ventizz on April 21, 2010 the Company satisfied its remaining obligations (see Note 5).

As part of the sale of the Company’s one-third investment in Sovello during the second quarter of 2010, it negotiated a new license agreement under which Sovello agreed to pay the Company $2.0 million in royalties in 2010 and approximately $3.0 million in each of the subsequent 2 years for the capacity that exists at Sovello. As a result, the Company has recognized $1.5 million of royalty revenue for the year-to-date period ended October 2, 2010. In addition, as part of the settlement of the sale of Sovello, the Company received approximately $2.4 million of royalty payments associated with the fourth quarter of 2009 which were not previously recognized due to the substantial doubt that existed at that time regarding Sovello’s ability to settle the amount.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We develop, manufacture and market String Ribbon® solar panels utilizing our proprietary wafer manufacturing technology. Our technology involves a unique process to produce multi-crystalline silicon wafers by growing thin sheets of multi-crystalline silicon that are then laser cut into wafers. This process substantially reduces the amount of silicon and other processing costs required to produce a wafer when compared to conventional sawing processes. Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. With current silicon consumption of approximately 3.7 grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately half the silicon used by wafer manufacturers utilizing conventional sawing processes. The wafers we produce are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce solar panels. We believe that our proprietary and patented technologies offer significant cost and manufacturing advantages over competing silicon-based wafer manufacturing technologies.

Our revenues today are primarily derived from the sale of solar panels. We sell our products primarily using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products primarily include on-grid generation, in which supplemental electricity is provided to an electric utility grid. Our products are currently sold to customers primarily in Europe and the United States. As of December 31, 2009 and October 2, 2010, we had approximately 830 and 396 MW, respectively, of backlog remaining under our existing long-term contracts, with deliveries scheduled through 2013. The decrease in backlog was the result of the indefinite suspension of take or pay obligations under our supply agreement with Ralos Vertriebs GmbH, modifications to other take or pay agreements and the fulfillment of orders under contract during the first nine months of 2010. Despite the decline in backlog on these long-term contacts, we have been able to offset this decline with new business. Our sales contracts allow for our customers to request price changes based upon current market conditions, and we may have to further amend our long-term contracts for volumes or pricing, in order to remain competitive. We anticipate that declines in our selling prices of up to 15% on these contracts are likely for 2011; however, we continue to lower our manufacturing costs to help compensate for these potential declines.

Our wafer manufacturing technology is proven. Large-scale commercial application of our technology, using furnaces that grow two sheets of multi-crystalline silicon wafer material, began in 2005 with the opening of Sovello AG (formally EverQ GmbH) (“Sovello”), our former joint venture with Renewable Energy Corporation ASA (“REC”) and Q-Cells SE (“Q-Cells”). Prior to the divestiture of our investment in Sovello, Sovello had produced and shipped over 200 megawatts (“MW”) of product using our wafer technology. Our manufacturing facility in Devens, Massachusetts uses our Quad wafer furnace equipment, which grows four sheets of multi-crystalline silicon wafer material from one furnace and incorporates a state of the art automated laser cutting technology that further improves our wafer manufacturing process. Since opening in mid-2008, our Devens facility has continuously met or exceeded its key operation goals of rapid sequential production increases and significant manufacturing cost reductions. To date, we have produced and shipped approximately 233 MW of product from our Devens facility.

Through on-going research and design efforts and process changes, we continuously improve our wafer manufacturing technology and our ability to manufacture low-cost multi-crystalline silicon wafers. Comparing our non-silicon wafer processing costs to the industry leaders in China today, we find ourselves modestly above their cost because we are operating at a much smaller scale and in one of the world’s highest cost of manufacturing regions. As we contrast our technology roadmaps with the world class leaders of today, we believe that our non-silicon processing costs will be well below their targets as we move into and beyond 2012 and produce in low cost regions.

To illustrate this point, today our non-silicon processing costs in Devens are $0.35 per watt. This compares to $0.25 to $0.30 per watt for a large scale Chinese manufacturer today. Since we use about 3.7 grams of silicon today, and the rest of the industry generally uses 6 to 7 grams, our silicon cost is substantially less, but we currently give some of this advantage back in non-silicon processing costs by being in a high cost region. To address this, we are currently ramping capacity in Wuhan, China.

When our Wuhan facility reaches full operating metrics by mid-2011, our non-silicon processing costs are expected to be $0.23 per watt. This compares to an estimated $0.25 per watt for our still larger Chinese competitors, and then only the best of breed companies. Assuming silicon costs of $50 per kilogram, we expect to reduce our fully loaded wafer costs to $0.40 per watt, which compares to $0.55 per watt for our much larger competitors consisting of $0.30 per watt for silicon and $0.25 per watt for processing.

Our target is to reduce non-silicon process cost further to $0.13 per watt by late 2012, which is substantially less than projected best of breed Chinese manufacturers. With silicon consumption projected at 2.8 grams per watt as we further improve our process and reduce consumable materials costs, our fully loaded wafer costs are expected to be $0.25 per watt by the end of 2012. Our non-silicon process cost will ultimately be better than the best wafer manufacturers in the world because the “non-silicon” costs used in String Ribbon are lower than those used in ingot growing and wire slicing, including:

•	Crucibles used for sliced wafer ingot growing are used only once and are expensive. String Ribbon crucibles last for up to two weeks of continuous operation.

•

Wafer slicing uses cutting wires, lubricants, and abrasives, each of which has a finite lifetime and must be disposed of after use. The “string” in String Ribbon becomes an integral part of the wafer and there are fewer process steps requiring less consumables and lower maintenance.

•

In terms of energy consumption, sliced wafers require more to produce. This is attributed to having to melt more than twice as much silicon at over 1,400 degrees Celsius to produce a sliced wafer than a string ribbon wafer.

As part of our strategy of long-term growth and focusing on our core wafer manufacturing technology, on July 30, 2009, we announced that we had finalized agreements with Jiawei Solarchina Co., Ltd. (“Jiawei”), and Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) to expand our manufacturing operations into China. Under these agreements:

•	in July 2010, we began manufacturing String Ribbon™ wafers using our state-of-the-art Quad furnaces at a leased facility in Wuhan, China on Jiawei’s campus;

•	Jiawei began converting String Ribbon wafers into Evergreen Solar®-branded panels on a contract manufacturing basis during the third quarter of 2010;

•	we are reimbursing Jiawei for its cell and panel conversion costs, plus a contract manufacturing fee. The actual price paid to Jiawei will be negotiated annually;

•

we have invested approximately $17 million in cash and equipment in the Wuhan wafer manufacturing operation to date. HSTIC has provided us $33 million of 7.5% financing, which we must repay no later than July 2014. Jiawei has made a similar investment to start up its cell and panel operations with the support of HSTIC;

•	initial capacity is expected to be approximately 100 MW; and

•

we and Jiawei intend to expand production capacity of our respective manufacturing operations to approximately 500 MW by 2012, and expect to determine the timing and extent of any potential expansion in late 2010 or early 2011.

Total cost estimated for the initial 100 MW wafer manufacturing facility is expected to be approximately $60 million, the majority of which is for Quad wafer furnaces. When this facility reaches approximately 20 MW of capacity per quarter as expected in mid-2011, we expect to initially produce a wafer for approximately $0.40 per watt and have a total panel cost of approximately $1.25 per watt. As our performance at Devens has demonstrated, yields through the cell and panel fabs using String Ribbon wafers are similar to yields in factories that utilize cast and sawn wafers. Therefore working with Jiawei, we believe that we can achieve cell and panel conversion costs that are competitive with industry leading performance and have total panel cost of approximately $0.90 per watt by the end of 2012, including a wafer cost of approximately $0.25 per watt.

Our total panel cost at Devens was approximately $1.88 per watt in the third quarter 2010, down from approximately $2.04 in the first quarter of 2010, and down from approximately $2.24 in the third quarter of 2009. Despite the significant improvements in costs at our Devens facility, solar panel prices have fallen precipitously since mid-2008, making it very difficult for manufacturers located in high-cost regions, including us, to remain price competitive. Therefore, we have accelerated our strategic initiative of focusing on our unique wafer manufacturing technology and have begun to transition our Devens-based panel assembly to China. We expect that moving panel assembly to China will enable us to substantially further reduce manufacturing costs. We expect to complete this transition by late 2011, subject to market requirements. Devens has shown consistent and significant improvements since start-up. Given this operational success, we now believe that we can achieve a panel cost of approximately $1.15 per watt by the end of 2012 with Devens manufactured wafers and cells by implementing additional operational efficiencies, reducing materials costs, including silicon, and transitioning our panel assembly for Devens manufactured solar cells to China.

After the transition is complete we will continue to produce wafers and cells at Devens and may use extra facility space at Devens to increase wafer and cell capacity if market demand warrants. If long-term demand for panels manufactured in the U.S. significantly increases, we will be well positioned to quickly reintroduce panel assembly at Devens. We estimate we will recognize aggregate non-cash charges of up to approximately $44 million associated with the depreciation of panel assembly equipment, including accelerated depreciation. To date we have incurred approximately $24 million and will recognize the remaining amount ratably through mid-2011 plus cash charges, principally severance and compensation costs of approximately $3 million in 2011.

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

Results of Operations

Description of Our Revenues, Costs and Expenses

Revenues. Our total revenues consist of revenues from the sale of products and royalty revenue associated with a new technology agreement negotiated with Sovello as part of the divestiture of our investment in Sovello during the second quarter of 2010. Prior to 2010 we received royalty revenue associated with a previous technology agreement with Sovello, and fees from Sovello for our marketing and selling activities associated with sales of product manufactured by Sovello under the Evergreen Solar brand. Product revenues consist of revenues primarily from the sale of solar panels. International product sales accounted for approximately 76% and 80% of total product revenues for the quarters ended October 3, 2009 and October 2, 2010, respectively, and approximately 77% and 83% of total product revenues for the year-to-date periods ended October 3, 2009 and October 2, 2010.

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

Equity loss from interest in Sovello AG and impairment of investment. Prior to the write-off of our investment in Sovello during the fourth quarter of 2009, we accounted for our one-third share of Sovello’s operating results under the equity method of accounting, which required us to record our one-third share of Sovello’s net income or loss as one line item in our consolidated statement of operations. We also account for any impairment of the carrying value of our aggregate investment, including advances, when the impairment is determined to be other than temporary in nature.

Comparison of Quarters Ended October 3, 2009 and October 2, 2010

Revenues. Our product revenues for the quarter ended October 2, 2010 increased 14% to $86.0 million from $75.5 million for the quarter ended October 3, 2009. This increase in product revenues resulted from continued increases in sales volume generated from our Devens facility which began shipping product in the third quarter of 2008. During the quarter ended October 2, 2010, we shipped approximately 42.6 MW, compared to 31.3 MW for the quarter ended October 3, 2009. This increase in volume was offset by lower selling prices which have declined, on average, by approximately 16% compared to the third quarter of 2009 as a result of continued pricing pressures in the market place in addition to the impact of a stronger U.S. dollar. Royalty revenue earned from Sovello for the quarter ended October 2, 2010 was $0.5 million compared to $2.2 million for the quarter ended October 3, 2009. As part of the sale of our investment in Sovello during the second quarter of 2010, we negotiated a new license agreement under which Sovello agreed to pay us $2 million in royalties in 2010 and approximately $3 million in each of the subsequent 2 years for the capacity that exists at Sovello.

International product revenues accounted for 76% and 80% of total product revenues for the quarters ended October 3, 2009 and October 2, 2010, respectively. The increase in our capacity, driven by the completion of our Devens facility, has allowed us to continually adjust our distribution strategy as the markets for solar energy products rapidly develop and change. Despite larger than historically experienced declines in global subsidies, particularly those in Germany, rapid declines in product pricing, combined with the development of new geographic markets have driven continued overall market growth. While further declines in the subsidies are expected, the market reaction to such declines is difficult to predict.

The following table summarizes the concentration of our product revenues by geography and customer for the quarters ended October 3, 2009 and October 2, 2010:

	Quarter Ended
	October 3, 2009	October 2, 2010
By geography:
United States	24%	20%
Germany	64%	57%
All other	12%	23%

	100%	100%

By customer:
IBC Solar AG	20%	22%
Donauer Solartechnik Vertriebs GmbH	10%	15%
Wagner & Co. Solartechnik GmbH	27%	10%
All other	43%	53%

	100%	100%

Cost of product revenues and gross margin. Our cost of product revenues for the quarter ended October 2, 2010 was approximately $80.0 million, an increase of approximately $9.9 million from $70.1 million for the quarter ended October 3, 2009. Gross margin for the quarter ended October 2, 2010 was 7.5% as compared to 9.7% for the quarter ended October 3, 2009. The decline in gross margin primarily resulted from the lower royalty revenue as a result of the new license agreement. In addition, improved efficiencies in overhead manufacturing costs as a result of the level of fixed costs in relation to our sales volumes as we continued to ramp capacity at Devens during 2009 and 2010, and significant improvements in factory yields offset significant price declines that began during the early part of 2009 and has since continued. Our costs for the quarter ended October 2, 2010 was approximately $1.88 per watt as compared to $2.24 per watt for the quarter ended October 3, 2009. While we continue to experience average selling prices higher than our costs, further substantial declines in selling prices could result in write-downs of the value of our inventory, including our prepaid inventory costs if we are unable to maintain reasonable gross margins

Like many other manufacturers in the United States in highly competitive industries, we must source certain parts and materials from outside the United States, including China, to allow our US manufacturing operations to remain competitive in the United States and international markets for our products. These materials include the aluminum framing for our solar panels. Recently, investigations under the US Tariff Act by the US International Trade Commission (“USITC”) and the Department of Commerce (“DOC”) produced affirmative preliminary determinations that the Chinese aluminum extrusion industry has been receiving improper government subsidies and that their products are being, or likely to be, sold in the U.S. at prices below fair value. As such, DOC has imposed preliminarily both a 138% countervailing duty and a 59% antidumping duty on the aluminum frames we purchase from our Chinese supplier. The initial duty became effective in September and the additional duty became effective in early November. We note that the aggregate amount of countervailing and antidumping duties preliminarily imposed by DOC is quite exceptional, placing what we believe to be an excessive burden on consumers of such material, particularly since the DOC rules provide no grace period to transition to alternative sources. Unless the determinations are reversed or the duties are significantly reduced, we will experience an increase in our overall manufacturing costs, until we source more substantial amounts of framing material from alternate sources, which we expect will begin in early 2011.

We do not expect substantial improvements in manufacturing cost per watt until our Wuhan, China facility reaches meaningful production levels and we complete the transition of Devens panel assembly to China. We expect the transition of panel assembly to China will be completed by mid-to-late 2011, subject to market requirements.

Research and development expenses. Our research and development expenses for the quarter ended October 2, 2010 were approximately $5.1 million, an increase of approximately $684,000, or 15%, from $4.4 million for the quarter ended October 3, 2009. The increase is attributable to increased compensation and related expense of approximately $390,000, increased professional fees of approximately $209,000 and higher material and equipment expenses of approximately $111,000 primarily associated with initiatives to increase cell efficiency offset by lower depreciation expense of $84,000.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended October 2, 2010 were approximately $13.7 million, an increase of $7.8 million, or 133%, from $5.9 million for the quarter ended October 3, 2009. These increases were primarily attributable to recording a third quarter doubtful account charge of approximately $6.4 million relating to a receivable from a Korean customer, increased compensation and related expenses of approximately $1.1 million associated with higher incentive compensation costs and, to a lesser extent, merit increases and additional personnel in support of our overall expansion of operations, which were partially offset by lower stock compensation costs. In the second quarter of 2009, the Company instituted a general organization wide salary reduction plan in addition to lowering incentive compensation accruals. Also, professional fees increased approximately $142,000, much of which was in support of information technology, sales and marketing, and human resources initiatives, in addition to an increase in marketing communication costs of approximately $130,000. These were partially offset by lower material and equipment expenses of approximately $73,000 and lower legal fees of approximately $77,000.

Facility start-up. In preparing for the operations of our Midland, Michigan and Wuhan, China facilities, we incurred costs during the quarters ended October 3, 2009 and October 2, 2010 of approximately $2.5 million and $5.5 million, respectively. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, utilities and miscellaneous other costs associated with preparing and qualifying these facilities for production. Construction of the facility in Midland began during the third quarter of 2008 with the first limited production runs beginning in the fourth quarter of 2009. Planning for our facility in China, which started preliminary operations during July 2010, began during the second quarter of 2009.

Restructuring charges. On December 31, 2008, we ceased production at our Marlboro pilot manufacturing facility as part of our restructuring plan to lower overhead costs and reduce overall cash requirements. Ongoing R&D activities continue to be performed at our research and development facility in Marlboro; and advanced manufacturing piloting activities are now performed at our Devens manufacturing facility. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility. For the quarter ended October 3, 2009 we recorded costs of approximately $777,000 primarily for severance to terminated employees, rent and utilities, and professional fees associated with closure of the facility. We continued to incur occupancy, support and moving costs through the expiration of the lease during the third quarter of 2010.

During the fourth quarter of 2009, our Board of Directors approved a plan to accelerate our strategic initiative of focusing on our unique wafer manufacturing technology by transitioning our Devens, Massachusetts based panel assembly to China beginning in 2010. We expect to reduce manufacturing costs associated with panel assembly once the transition is completed. For the quarter ended October 2, 2010 we recorded costs of approximately $4.9 million comprised primarily of accelerated depreciation of our existing Devens panel assembly equipment and, to a lesser extent, occupancy and support costs for our Marlboro pilot manufacturing facility.

Other income (expense) net. Other expense, net of $4.5 million for the quarter ended October 2, 2010 was comprised of approximately $0.4 million of interest income and approximately $6.3 million of net foreign exchange gains that resulted from the fluctuation of the Euro exchange rate primarily on our Euro denominated accounts receivable, offset by approximately $11.2 million in interest expense. Other net expense of $5.1 million for the quarter ended October 3, 2009 was comprised of approximately $7.7 million in interest expense which was offset by approximately $2.5 million of net foreign exchange gains and $118,000 in interest income. The higher interest expense for the quarter ended October 2, 2010 is attributable to our higher debt obligations which, in the aggregate, increased by approximately $59 million since October 3, 2009 in addition to higher interest rates on the new debt obligations. The increase in net foreign exchange gains was primarily due to the impact of the strengthening U.S. dollar during the third quarter of 2010 on our Euro denominated accounts receivable. The increase in interest income is primarily attributable to higher interest collected on past due accounts receivable and interest earned on our outstanding loans to Jiawei.

Equity loss from interest in Sovello AG and impairment of investment. The equity loss from our interest in Sovello for the quarter ended October 3, 2009, excluding the impairment charge was approximately $9.7 million. In addition, we recorded an impairment charge of approximately $69.7 million for the quarter ended October 3, 2009 related to our aggregate investment in Sovello, including advances. Sovello was sold during the second quarter of 2010.

Net loss. As a result of the foregoing, our net loss was $27.2 million for the quarter ended October 2, 2010 ($0.13 net loss per share, basic and diluted) compared to a net loss of $82.7 million for the quarter ended October 3, 2009 ($0.40 net loss per share, basic and diluted).

Comparison of Year-to-Date Periods Ended October 2, 2010 and October 3, 2009

Revenues. Our product revenues for the year-to-date period ended October 2, 2010 increased 28% to $245.6 million from $192.6 million for the year-to-date period ended October 3, 2009. This increase in product revenues resulted from continued increases in sales volume generated from our Devens facility which began shipping product in the third quarter of 2008. During the year-to-date period ended October 2, 2010, we shipped approximately 117.9 MW compared to 71.7 MW for the year-to-date period ended October 3, 2009. This increase in volume was offset by significantly lower selling prices which have declined, on average, by approximately 22% since the third quarter of 2009 as a result of continued pricing pressures in the market place and, to a lesser extent, a slightly stronger U.S. dollar. Royalty revenue earned from Sovello for the year-to-date period ended October 2, 2010 was $3.9 million compared to $4.7 million for the year-to-date period ended October 3, 2009. As part of the sale of our investment in Sovello during the second quarter of 2010, we negotiated a new license agreement under which Sovello agreed to pay us $2 million in royalties in 2010 and approximately $3 million in each of the subsequent 2 years for the capacity that exists at Sovello. As a result, we recognized $1.5 million of royalty revenue during the year-to-date period October 2, 2010 under the new agreement. In addition, as part of the settlement of the sale of Sovello, we received approximately $2.4 million of royalty payments associated with the fourth quarter of 2009 which were not previously recognized as revenue due to the substantial doubt that existed at that time regarding Sovello’s ability to settle the amount.

International product revenues accounted for 77% and 83% of total product revenues for the year-to-date periods ended October 3, 2009 and October 2, 2010, respectively. The increase in our capacity, driven by the continued improvements in our Devens facility production levels, has allowed us to continually adjust our distribution strategy as the markets for solar energy products rapidly develop and change. Despite larger than historically experienced declines in global subsidies, particularly those in Germany, rapid declines in product pricing, combined with the development of new geographic markets have driven continued overall market growth. While further declines in the subsidies are expected, the market reaction to such declines is difficult to predict.

The following table summarizes the concentration of our product revenues by geography and customer for the year-to-date periods ended October 3, 2009 and October 2, 2010:

	Year-to-Date Period Ended
	October 3, 2009	October 2, 2010
By geography:
United States	23%	17%
Germany	54%	65%
All other	23%	18%

	100%	100%

By customer:
IBC Solar AG	19%	23%
Wagner & Co. Solartechnik GmbH	17%	18%
Donauer Solartechnik Vertriebs GmbH	5%	15%
Ralos Vertriebs GmbH	11%	—
All other	48%	44%

	100%	100%

Cost of product revenues and gross margin. Our cost of product revenues for the year-to-date periods ended October 2, 2010 was approximately $229.7 million, an increase of approximately $41.9 million, from $187.8 million for the year-to-date period ended October 3, 2009. Gross margin for the year-to-date period ended October 2, 2010 was 7.9% as compared to 4.8% for the year-to-date period ended October 3, 2009. The increase in gross margin primarily resulted from the improved efficiencies in overhead manufacturing costs as a result of the level of fixed costs in relation to our sales volumes as we continued to ramp capacity at Devens during 2009 and 2010, in addition to significant improvements in factory yields. These improvements were offset by the significant decline in average selling prices that began during the early part of 2009 and has since continued. Our costs for the year-to-date period ended October 2, 2010 was approximately $1.95 per watt. While we continue to experience average selling prices higher than our costs, further substantial declines in selling prices could result in write-downs of the value of our inventory, including our prepaid inventory costs if we are unable to maintain reasonable gross margins.

Like many other manufacturers in the United States in highly competitive industries, we must source certain parts and materials from outside the United States, including China, to allow our US manufacturing operations to remain competitive in the United States and international markets for our products. These materials include the aluminum framing for our solar panels. Recently, investigations under the USITC and the DOC produced affirmative preliminary determinations that the Chinese aluminum extrusion industry has been receiving improper government subsidies and that their products are being, or likely to be, sold in the U.S. at prices below fair value. As such, the DOC has imposed preliminarily both a 138% countervailing duty and a 59% antidumping duty on the aluminum frames we purchase from our Chinese supplier. The initial duty became effective in September and the additional duty became effective in early November. We note that the aggregate amount of countervailing and antidumping duties preliminarily imposed by DOC is quite exceptional, placing what we believe to be an excessive burden on consumers of such material, particularly since the DOC rules provide no grace period to transition to alternative sources. Unless the determinations are reversed or the duties are significantly reduced, we will experience an increase in our overall manufacturing costs until we source more substantial amounts of framing material from alternate sources, which we expect will begin in early 2011.

We do not expect further substantial improvements in manufacturing cost per watt until our Wuhan, China facility reaches meaningful production levels and we complete the transition of Devens panel assembly to China. We expect the transition of panel assembly to China will be completed by mid-to-late 2011, subject to market requirements.

Research and development expenses. Our research and development expenses for the year-to-date period ended October 2, 2010 were approximately $15.1 million an increase of approximately $1.8 million , or 13%, from $13.3 million for the year-to-date period ended October 3, 2009. The increase is attributable to higher material and equipment expenses of approximately $1.5 million primarily associated with initiatives to increase cell efficiency, increased compensation and related costs of approximately $400,000. higher travel expenses of approximately $139,000 and higher professional fess of approximately $122,000. Theses expenses were offset by lower depreciation expense of approximately $306,000.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year-to-date ended October 2, 2010 were approximately $28.7 million, an increase of $9.7 million, or 51%, from $19.0 million for the year-to-date period ended October 3, 2009. These increases were primarily attributable to recording a third quarter doubtful account charge of approximately $6.4 million relating to a receivable from a Korean customer, increased compensation and related costs of approximately $1.4 million associated with higher incentive compensation costs, merit increases and additional personnel in support of our overall expansion of operations, which were partially offset by lower stock compensation costs. We experienced lower compensation costs in 2009 due to a general organization wide salary reduction and lower incentive compensation accruals during the first three quarters of 2009. We also incurred increased professional fees of approximately $990,000 in support of information technology, sales and marketing and human resources initiatives, increased legal fees of approximately $134,000 in support of our on-going operations and the sale of Sovello, an increase in marketing communication costs of approximately $484,000 and an increase in information technology costs of approximately $307,000 to support the growth of our operations.

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

Facility start-up. In preparing for the operations of our Midland, Michigan and Wuhan, China facilities we incurred costs during the year-to-date period ended October 2, 2010 of approximately $14.5 million. For the year-to-date period ended October 3, 2009 we incurred costs of approximately $6.6 million for our Devens, Massachusetts and Midland, Michigan facilities, and to a lesser extent our Wuhan, China facility. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, utilities and miscellaneous other costs associated with preparing and qualifying these facilities for production. Construction of the facility in Devens began in September 2007, and the first solar panels were produced in the third quarter of 2008. Construction of the facility in Midland began during the third quarter of 2008 with the first limited production runs beginning in the fourth quarter of 2009. Planning for our facility in China, which started preliminary operations during July 2010, began during the second quarter of 2009.

Restructuring charges. On December 31, 2008, we ceased production at our Marlboro pilot manufacturing facility as part of our restructuring plan to lower overhead costs and reduce overall cash requirements. Ongoing R&D activities continue to be performed at our research and development facility in Marlboro; and advanced manufacturing piloting activities are now performed at our Devens manufacturing facility. Virtually all of the Marlboro pilot manufacturing facility employees were transferred to the Devens manufacturing facility. For the year-to-date period ended October 3, 2009 we recorded costs of approximately $3.4 million primarily for severance to terminated employees, rent and utilities, and professional fees and support costs associated with closure of the facility. We continued to incur occupancy, support and moving costs through the expiration of the lease during the third quarter of 2010.

During the fourth quarter of 2009, our Board of Directors approved a plan to accelerate our strategic initiative of focusing on our unique wafer manufacturing technology by transitioning our Devens, Massachusetts based panel assembly to China beginning in 2010. We expect to reduce manufacturing costs associated with panel assembly once the transition is completed. For the year-to-date period ended October 2, 2010 we recorded costs of approximately $13.8 million comprised primarily of accelerated depreciation of our existing Devens panel assembly equipment and, to a lesser extent, occupancy and support costs for our Marlboro pilot manufacturing facility.

Other income (expense) net. Other net expense of $5.5 million for the year-to-date period ended October 2, 2010 was comprised of approximately $24.8 million of gain recognized on the early extinguishment of a portion of our 4% convertible debt and approximately $1.6 million in interest income. These amounts were offset by approximately $2.8 million of net foreign exchange losses and approximately $29.0 million in interest expense. Other net expense of $13.0 million for the year-to-date period ended October 3, 2009 was comprised of approximately $20.1 million in interest expense, offset by approximately $3.7 million in interest income and $3.5 million of net foreign exchange gains. The increase in net foreign exchange losses was due to the steady strengthening of the U.S. dollar that occurred during the first half of 2010 primarily on our Euro denominated accounts receivable. The higher interest expense is attributable to our higher debt obligations which, in the aggregate, increased by approximately $59 million since October 3, 2009 in addition to higher interest rates on the new debt obligations. The decrease in interest income is largely attributable to the cessation of interest earned on our prior outstanding loans, primarily Sovello, and lower interest earned on invested funds. These declines were offset by higher interest collected on past due accounts receivable and interest earned on our outstanding loans to Jiawei.

Equity loss from interest in Sovello AG and impairment of equity interest. The equity loss from our interest in Sovello for the year-to-date period ended October 3, 2009, excluding impairment charge, was approximately $16.2 million, net of withholding taxes. In conjunction with the write-off of our aggregate investment in Sovello during the fourth quarter of 2009, we ceased recording our one-third share of Sovello’s operating results. In addition, we recorded an impairment charge of approximately $69.7 million related to our aggregate investment in Sovello, including advances, for the year-to-date period ended October 3, 2009. Sovello was sold during the second quarter of 2010.

Recovery of impairment charges associated with equity investment in Sovello AG. For the year-to-date period ended October 2, 2010, we recorded a recovery of approximately $3.2 million representing a portion of the impairment recorded during 2009 of our aggregate investment in Sovello. The recovery resulted from the sale of Sovello to Ventizz on April 21, 2010 (see Note 5 to our Condensed Consolidated Financial Statements).

Net loss. As a result of the foregoing, our net loss was $54.5 million for the year-to-date period ended October 2, 2010 ($0.27 net loss per share, basic and diluted) compared to a net loss of $167.8 million for the year-to-date period ended October 3, 2009 ($0.92 net loss per share, basic and diluted).

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. At October 2, 2010, we had working capital of $202.2 million, including cash and cash equivalents of $93.3 million.

Net cash used in operating activities was $24.1 million and $54.0 million for the year-to-date periods ended October 2, 2010 and October 3, 2009, respectively. Cash used in operating activities for the year-to-date period ended October 2, 2010 was primarily due to negative cash flow recognized from our operations of approximately $2.4 million after adjusting for non-cash charges, increases in accounts receivable of approximately $12.5 million associated with the significant increase in our revenues, increases in inventory of $3.2 million, including prepaid cost of inventory, associated with higher production volumes at Devens and the start-up of our operations at our facility in China, and an increase in other current assets of $13.6 million primarily associated with VAT in China and receivables from Jiawei. These declines were offset by an increase in interest payable of approximately $5.8 million and an increase in operating accounts payable and accrued expenses of approximately $2.0 million due to the timing of payments. Net cash used in operating activities in the year-to-date period ended October 3, 2009 was due primarily to an increase in our accounts receivable of approximately $29.7 million associated mainly with our increase in revenue in addition to slightly longer customer payment cycles, an increase in inventory of $7.7 million, including the prepaid cost of inventory, as we continued to scale Devens, a reduction in accounts payable and accrued expenses of $26.2 million due to timing of payments including amounts due Sovello and a reduction in our deferred income tax liability of approximately $7.8 million that resulted from the impairment charge recorded on our investment in Sovello. These uses were offset by the positive cash flow generated from our operations of approximately $14.8 million, after adjusting for non-cash charges.

Net cash used in investing activities was $71.1 million for the year-to-date period ended October 2, 2010 and $42.2 million for the year-to-date period ended October 3, 2009. The net cash used in investing activities for the year-to-date period ended October 2, 2010 was primarily due to capital expenditures of approximately $40.0 million, much of which was associated with the construction of our Wuhan, China manufacturing facility and to a lesser extent with our Devens, Massachusetts and Midland, Michigan facilities. In addition, we segregated net cash of approximately $3.6 million, $4.0 million of which is required by our bank to be maintained in our operating cash account as part of our recently completed secured note offering. We also advanced $12.8 million to Jiawei, our Chinese manufacturing partner, as part of our loan agreement with them which provides Jiawei with financing flexibility to establish their cell and panel manufacturing facility as well as for working capital requirements as they rapidly ramp their operations to support the contract manufacturing relationship we established with them during 2009. Lastly, in conjunction with the Sovello guarantee and subsequent sale, we made payments of approximately $14.8 million. The net cash used in investing activities for the year-to-date period ended October 3, 2009 was primarily due to capital expenditures of approximately $101.3 million associated with the construction of our Devens, Massachusetts and Midland, Michigan manufacturing facilities in addition to advances made to Sovello of approximately $14.7 million in conjunction with a shareholder loan agreement entered into with Sovello along with REC and Q-Cells, our joint venture partners and payments of approximately $2.9 million required to cash collateralize various letters of credit. These uses were offset by proceeds from the sale and maturity of marketable securities of $76.7 million.

Most of our outstanding commitments for capital expenditures are associated with our Devens and Midland facilities and, to a lesser extent, our China facility.

Net cash provided by financing activities was $76.1 million for the year-to-date period ended October 2, 2010 which was comprised of the proceeds from our 13% convertible secured debt offering of $158.6 million, net of offering costs, offset by the early redemption of a portion of our 4% senior convertible debt of $82.4 million, net of redemption costs. Net cash provided by financing activities for the year-to-date period ended October 3, 2009 was derived from the proceeds of a common stock offering of approximately $72.4 million, net of offering costs, and receipt of the initial loan installment of $13.6 million from HSTIC.

On July 27, 2010, at the annual meeting of our stockholders, holders of a majority of our outstanding shares of common stock approved a proposal to permit our Board of Directors to amend our certificate of incorporation to authorize a 1-for-6 reverse stock split of our issued and outstanding common stock and a reduction in the number of our authorized shares of common stock from 450,000,000 to 120,000,000. Because our stock is trading below the minimum $1.00 bid requirement of the Nasdaq Global Market, the reverse stock split is intended to help ensure compliance with the bid price requirement and maintain the listing of our common stock on a national exchange. Our Board of Directors now has the ability to approve the amendment at any time prior to our next annual meeting of stockholders but no decision has been made yet as to whether or when to approve the amendment.

Sovello AG Debt Guarantees and Undertakings

On March 23, 2010, we and the other shareholders of Sovello entered into an agreement to sell all of our related interests in Sovello to Ventizz; and on April 21, 2010 all of the required closing conditions were met in order to complete the sale. Pursuant to the agreement, we paid to Sovello approximately EUR 2.4 million (approximately $3.3 million at October 2, 2010 exchange rates) on April 21, 2010, net of receipt of remaining royalty payments and product payments for 2009 of approximately EUR 4.1 million (approximately $5.6 million). This amount was in addition to EUR 5.8 million (approximately $7.9 million at October 2, 2010 exchange rates) which we paid during the first quarter of 2010 in conjunction with a guarantee made to Sovello’s banking syndicate. Upon the completion of the sale, the Master Joint Venture Agreement among us and Sovello’s other shareholders, dated November 5, 2008, was terminated and Sovello’s banking syndicate released us from all of our obligations to Sovello’s banking syndicate pursuant to the Undertaking dated October 6, 2008. In connection with the closing of the sale, our existing technology license agreements with Sovello were terminated and a new technology license agreement was entered into, allowing Sovello to continue using our wafer manufacturing technology to produce String Ribbon® solar panels. Under the terms of the new license agreement, Sovello agreed to pay us $2 million in royalties in 2010 and $3 million in each of the subsequent 2 years for its existing capacity.

Convertible Senior Secured Notes Offering

On April 26, 2010 we issued $165 million aggregate principal amount of 13% Convertible Senior Secured Notes due 2015 (“Secured Notes”) in a private placement to Piper Jaffray & Co. who subsequently placed the Secured Notes to investors in accordance with Rule 144A of the Securities Act of 1933, as amended. The Secured Notes are senior secured obligations and are fully and unconditionally guaranteed on a senior secured basis by each of our existing and future direct and indirect wholly owned domestic subsidiaries, subject to certain exceptions. The Secured Notes are secured with a first-priority lien on substantially all of our owned assets and the guarantors, subject to certain exceptions. Interest is payable semi-annually in arrears, and the Secured Notes are convertible into shares of our common stock. Holders have the right to require us to purchase their Secured Notes for cash on April 15, 2013 if more than $50 million in principal amount of our 4% senior convertible notes remain outstanding, subject to certain conditions, at a purchase price equal to 100% of the principal amount of the Secured Notes plus accrued and unpaid interest to, but excluding the purchase date. The Secured Notes are convertible into shares of our common stock at an initial conversion rate of 525.2462 shares of common stock per $1,000 principal amount of Secured Notes (which is equivalent to an initial conversion price of approximately $1.90 per share), subject to adjustment upon occurrence of certain events.

Concurrent with the closing of this offering we used approximately $82.4 million of the net proceeds from this offering for the purchase of $124.5 million aggregate principal amount of our 4% senior convertible notes due 2013 and are using the remainder of the net proceeds of approximately $75 million for general corporate purposes, working capital and capital expenditures for further expansion in China.

As of October 2, 2010 we have approximately $447.9 million of debt. After giving effect to the issuance of $165 million of Secured Notes and redemption of $124.5 million of the Senior Notes our estimated annual cash interest expense increased from approximately $18 million to $34 million including the interest on our China loan which is not payable until the end of the loan term.

Liquidity Risk and Uncertainty

At October 2, 2010, we had approximately $93.3 million of cash and cash equivalents, which includes approximately $5.2 million of cash in China. We believe that our cash on hand and operations will provide sufficient liquidity to fund our business plan including planned capital programs and our operating needs for the next 12 months. While our business plan anticipates certain levels of potential risk, particularly in light of the difficult and uncertain current economic environment and the continuing reduction of industry panel pricing caused by emerging competition, especially from China, and the potential excess capacity, we are exposed to additional particular risks and uncertainties including, but not limited to:

•

the assumption that there should be sufficient market demand to sell the expected production from Devens and China at continually declining selling prices. We expect to continue to moderate our production levels depending on changes in market demands during the year;

•	significant delays in our plan to transition Devens’ panel assembly to China resulting in continued higher costs relative to our competition that could impair business operations;

•	continued significant fluctuation of the Euro against the U.S. dollar, as a substantial portion of our contracted sales are denominated in Euros;

•	the ability of Jiawei to execute against its plans to meet our required timetables; and

•	longer-term liquidity risk related to the repayment of our outstanding indebtedness if it is not repurchased by us or converted into our common stock in accordance with its terms prior to maturity.

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

For the year-to-date period ended October 2, 2010, approximately 82% of our product revenues were denominated in Euros. Although a significant portion of our product revenues are denominated in Euros, and that portion has steadily increased over the last few years, the portion of our sales that are denominated in Euros can vary widely in any one period. As of October 2, 2010 we have two active multi-year solar panel supply agreements which we entered into in 2008, both of which are denominated in Euros. The combined current estimated sales value remaining under these two agreements is approximately $700.9 million at October 2, 2010 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels which began in the second half of 2008 and continue through 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) under the Exchange Act). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgement in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance.

Internal Control Over Financial Reporting

During the quarter ended October 2, 2010, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us or administrative proceedings, we are not a party to any other material legal proceedings within the meaning of Item 103 of Regulation S-K other than the litigation between us and Lehman Brothers Holdings, Inc. (and related parties) and Barclays Capital, Inc., and the following matter:

Noise Noncompliance Proceedings for our Devens Manufacturing Facility.

In 2009, the Devens Enterprise Commission, (the “DEC”), the governmental authority that regulates development and zoning within the Devens Enterprise Zone cited our Devens, Massachusetts manufacturing facility for violations of local noise limits. Later in 2009, we took significant steps to mitigate the noise being generated by our Devens facility and determined based on extensive testing that it is now operating in compliance with the DEC’s regulations. However, in July 2010, the DEC’s staff determined further extensive and expensive additional monitoring at our expense would be required to confirm compliance. In lieu of incurring the significant proposed monitoring expenses to further demonstrate compliance with the DEC’s regulations, we agreed to install additional noise mitigation measures so the facility would achieve noise levels adequately below existing regulatory limits. The DEC formally determined that lowering facility noise to these levels would satisfy its regulations. Our additional mitigation efforts are nearly complete and testing, which is underway to confirm the necessary noise levels have been met, has shown favorable preliminary results. If it is confirmed that the lower noise levels have been achieved, which we believe will occur, the DEC is expected to issue a permanent certificate of occupancy for the Devens facility. If not, additional mitigation or testing may be required.

Item 1A. Risk Factors.

In addition to the factors included below and discussed elsewhere in this report, you should consider carefully the risks and uncertainties described in the sections entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 9, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended April 3, 2010 and July 3, 2010, as filed on May 13, 2010 and August 11, 2010, respectively, which describe risks and uncertainties which could materially adversely affect our business, financial condition, results of operations, cash flows and future results. While these are the risks and uncertainties we believe are most important, you should bear in mind that factors may also exist that we cannot anticipate or that we currently do not consider to be significant. These other factors also have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.

Increasing protectionist sentiment in the United States and abroad and the imposition of trade barriers subjects our business to the risk of increased costs and presents other challenges to our ability to effectively compete in the United States and abroad.

A substantial portion of the parts and materials used in our products are sourced in foreign countries. For example, substantially all of the silicon we use to manufacture our solar wafers and a significant portion of the frames, glass and other supplies used in our solar panels are imported from Asia because these items are either not available at all or at competitive prices from domestic sources. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the United States and we are subject to the difficulties posed by restrictions on foreign trade imposed by the United States and other countries. A number of trade actions have been brought recently by parties in the United States which aim to restrict the import of certain materials to the United States. One of those actions led to the imposition by the Department of Commerce of significant countervailing and antidumping duties on the framing material we import from our China-based supplier. As a result we face increased costs for these materials until we increase the amount of domestically sourced frames or shift our purchases to another non-Chinese supplier whose prices are competitive and not subject to any countervailing, antidumping or other imposed duties. It is unclear what other trade barriers might be imposed by the United States or other countries, such as export requirements, tariffs, taxes and other restrictions and expenses, and how those actions could increase the prices of our domestic or foreign made products, and the parts and materials used to make our products. Any such increases would make our product offering less competitive in the U.S. or in other countries and adversely impact our results of operations.

Item 6. Exhibits

Exhibits are as set forth in the section entitled “Exhibits Index” which follows the section entitled “Signatures” in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.
Date: November 5, 2010

/s/ Paul Kawa
Paul Kawa
Interim Chief Financial Officer

Exhibits Index

Number	Description	Incorporation by Reference

10.1	Amended and Restated Stock Option and Incentive Plan effective July 27, 2010	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 27, 2010, filed on August 2, 2010

10.2	Amended and Restated Employee Stock Purchase Plan effective July 27, 2010	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 27, 2010, filed on August 2, 2010

10.3††	Share Purchase Agreement between Q-Cells SE and Renewable Energy Corporation ASA and the Registrant and Rolling Hills S.à.r.l dated March 22, 2010	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 23, 2010, filed on September 14, 2010

10.4§	Offer Letter between Evergreen Solar, Inc. and Paul Kawa dated as of September 23, 2010	*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

§	Indicates a management contract or compensatory plan, contract or arrangement.
*	Not applicable (filed herewith).
††	Confidential treatment granted for certain portions of this exhibit.

E-1