Form 10-Q/A
period 2010-04-03
EVERGREEN SOLAR INC
filed 2010-12-23
CIK 947397

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

Explanatory Note
     This report on Form 10-Q/A is being filed as Amendment No. 1 to the report on Form 10-Q for the quarterly period ended April 3, 2010, which was filed by Evergreen Solar, Inc. (the “Registrant”) with the Securities and Exchange Commission (the “Commission”) on May 13, 2010.
     The sole purpose of this filing is to file with the Commission Exhibits 10.1, 10.6 and 10.7, which were revised to reflect the Registrant’s withdrawal of its request for confidential treatment for those exhibits under Rule 24b-2 promulgated by the Commission under the Exchange Act.
     As required, currently-dated certifications from the Registrant’s Principal Executive and Principal Financial Officers have been included as exhibits to this report on Form 10-Q/A.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.
Date: December 23, 2010	/s/ Paul Kawa
Paul Kawa
Interim Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Number	Description	Incorporation by Reference

3.1	Third Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000

3.2	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant	Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, dated June 9, 2003

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated December 9, 2009, and filed on December 14, 2009

3.4	Second Amended and Restated By-laws	Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000

3.5	Amendment No. 1 to Second Amended and Restated By-laws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009

4.1	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.2	First Supplemental Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of July 2, 2008	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.3	Form of 4% Senior Convertible Note due 2013	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.4	Indenture, by and among the Registrant, the Guarantors and U.S. Bank National Association, as Trustee, dated as of April 26, 2010	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 21, 2010 and filed on April 27, 2010

4.5	Pledge and Security Agreement, dated as of April 26, 2010, by and among the Registrant, the Guarantors and U.S. Bank National Association, as Collateral Agent	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated April 21, 2010 and filed on April 27, 2010

4.6	Collateral Trust Agreement, dated as of April 26, 2010, by and among the Registrant, the Guarantors and U.S. Bank National Association, as Collateral Agent	Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, dated April 21, 2010 and filed on April 27, 2010

4.7	Form of 13% Convertible Senior Secured Note due 2015	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 21, 2010 and filed on April 27, 2010

10.1	Amendment to Master Supply Agreement between the Registrant and Ralos Vertriebs GmbH dated March 26, 2010	*

10.2	Guarantee from Ralos New Energies AG dated March 26, 2010	**

Number	Description	Incorporation by Reference

10.3	Loan Agreement between Evergreen Solar (China) Co. and Jiawei Solar (Wuhan) Co., Ltd. dated March 26, 2010	**

10.4	Promissory Note made by Jiawei Solarchina Co., Ltd to the Registrant dated April 30, 2010	**

10.5§	Management Incentive Plan	**

10.6	Amendment effective on or about January 1, 2010 to Master Supply Agreement by and between the Registrant and IBC Solar AG, dated July 14, 2008	*

10.7	Amendment effective on or about January 1, 2010 to Master Supply Agreement by and between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008	*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

§	Indicates a management contract or compensatory plan, contract or arrangement.

*	Not applicable (filed herewith)

**	Filed as an exhibit with the same exhibit number with the Registrant’s Report on Form 10-Q filed on May 13, 2010 which is amended by this Report on Form 10-Q/A.

4