Form 10-K/A
period 2010-12-31
EVERGREEN SOLAR INC
filed 2011-04-29
CIK 947397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-31687

EVERGREEN SOLAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3242254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Bartlett Street Marlboro, Massachusetts 01752	(508) 357-2221
(Address of principal executive offices)(zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	Nasdaq Stock Market LLC

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

As of April 20, 2011, there were 38,592,385, shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Form 10-K filed by Evergreen Solar, Inc (the “Company”) for the fiscal year ended December 31, 2010, is being filed to amend the Form 10-K which the Company filed with the Securities and Exchange Commission on March 9, 2011 (the “Annual Report”). This Amendment is filed with the Securities and Exchange Commission solely for the purpose of including in the Annual Report the information required by Part III of Form 10-K that the Company intended to incorporate by reference from its definitive proxy statement pursuant to Regulation 14A. The Company will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2010 and is therefore amending and restating Items 10-14 of Part III contained herein in their entirety. Except as described above, this Amendment is not intended to update any other information presented in the Annual Report.

As required, currently-dated certifications from the Company’s Principal Executive and Principal Financial Officers have been included as exhibits to this Amendment.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding our directors and executive officers. The age of each director and executive officer listed below is given as of April 20, 2011. Our stockholders elect members of the Board of Directors to serve until their respective successors are elected and qualified or until earlier resignation or removal.

Name	Age	Position
Michael El-Hillow	59	Chief Executive Officer, President and Director
Donald W. Reilly	52	Chief Financial Officer
Richard G. Chleboski	45	Chief Strategy Officer
Christian M. Ehrbar	43	Vice President, General Counsel and Secretary
Dr. Lawrence Felton	49	Chief Technology Officer
Ian Gregory	38	Vice President, Marketing
Yeok Chan (Henry) Ng	52	President and General Manager, Asia Operations
Gary T. Pollard	51	Vice President, Human Resources
Peter Rusch	44	Vice President, Global Sales
Daniel P. Russell	48	Vice President, Worldwide Expansion
Carl Stegerwald	59	Vice President, Construction Management and Facilities Engineering
Tom L. Cadwell (1)(2)	65	Director
Allan H. Cohen (1)(3)	61	Director
Dr. Peter W. Cowden (2)(3)	60	Director
Edward C. Grady (1)(3)	63	Chairman of the Board of Directors
Dr. Susan F. Tierney (2)	59	Director

(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Compensation Committee.

Class II Director Nominee (Term Expiring in 2011):

Allan H. Cohen has served as a director since September 2005. Mr. Cohen became the National Managing Director – Quality and Risk Management for RSM McGladrey, Inc., following the acquisition of the business of Caturano and Company, Inc. in July, 2010. RSM McGladrey, Inc. together with McGladrey & Pullen, LLP ranks as the fifth largest U.S. provider of assurance, tax and consulting services. At Caturano, then New England’s largest independent CPA firm, Mr. Cohen served as its Director of Risk Management beginning in April 2008 and become its Chief Risk Officer in September 2009. From July 2005 through July 2010, Mr. Cohen has served on the advisory board of Plexus Financial Technologies, LLP, an early-stage software provider for financial advisors. Mr. Cohen has served since May 2002 as a senior member of the wind down team at Arthur Andersen LLP, and also continues to serve as a trustee of the $800M Andersen pension and 401K plans covering nearly 8,000 former employees. Mr. Cohen was a partner with Andersen from 1984 through August 2002, serving in a variety of U. S. and global risk and general management roles. In addition, he serves as a trustee for several trusts managed by The Boston Foundation and Mellon Financial, and as a trustee of a major Reform Jewish Congregation and of a performing arts organization. Mr. Cohen received his MBA from Rutgers Graduate School of Management in 1973 and his BA in Economics, with honors, from Rutgers College in 1972. Mr. Cohen has been a Certified Public Accountant since 1975.

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

Dr. Susan F. Tierney has served as a director since August 2008. Dr. Tierney is a Managing Principal at Analysis Group. Prior to her role there, she held senior positions at Lexecon (formerly the Economics Research Group). For the past 15 years with Analysis Group and Lexecon she has consulted to electric utilities, other energy companies, large energy customers, government agencies, and others on energy markets, the structure and regulation of the electric industry in the U.S. and other countries. Since February 2010, Dr. Tierney has served as a director of EnerNOC, Inc., a leading provider of energy management solutions. Since 2000, she has served as a minister with the China Sustainable Energy Program advising Chinese leadership on energy issues. Dr. Tierney serves as co-chair of the National Commission on Energy Policy and chairs the board of directors of The Energy Foundation, a non-profit organization. She also serves as a director of the Clean Air Task Force, Clean Air-Cool Planet, and the Northeast States Center for a Clean Air Future. Until November 2009, Dr. Tierney served as a director of Renegy Holdings, Inc., a biomass-to-electricity company formed from the 2007 merger of NZ Legacy and Catalytica Energy Systems, Inc., where she served as a director since December 2001. From 2002 until 2004, she served as chairperson of the board for the Electricity Innovation Institute (a subsidiary of the Electric Power Research Institute, Inc., or EPRI), and she was a director of EPRI from 1998 to 2003 and from 2005 to 2006. From 1982 to 1995, Dr. Tierney served a variety of Federal and Massachusetts agencies, including senior roles in the Clinton and Weld administrations. She serves and has served on a number of other boards of directors and advisory panels for numerous businesses and organizations involved with clean energy markets and policy. Dr. Tierney earned her Ph.D. and MA degrees in regional planning at Cornell University and her BA at Scripps College.

As a director of Evergreen Solar, Dr. Tierney draws on her vast experience in economics, regulation and energy policy to provide our Board of Directors and management team with an in depth understanding of how the nascent alternative energy sector and Evergreen Solar can compete and expand globally.

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

Dr. Peter W. Cowden has served as a director since October 2006. Dr. Cowden is the Founder and President of EDI, an executive level coaching and organizational consulting firm. His clients include Fortune 500 companies, venture backed startups and private equity firms. He started EDI in February 1998. Dr. Cowden’s corporate career includes five years as a corporate human resource executive with Eastman Kodak Company. Dr. Cowden has also held senior human resource positions with Agfa/Compugraphics and Stone & Webster Engineering Corporation. Dr. Cowden received his doctorate degree from Harvard University in 1977, a master’s degree from Yale University in 1974 and a bachelor’s degree from Claremont Men’s College in 1972.

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

Class I Directors (Term Expiring in 2013):

Michael El-Hillow rejoined the board of directors in September 2010. He had previously served as a director from August of 2004 until December 2006, including service as Chairman from September 2005 to December 2006. Contemporaneously with his reappointment as a director, Mr. El-Hillow was elected as President and Chief Executive Officer of the Company. Prior to becoming President and CEO, Mr. El-Hillow had served as Chief Financial Officer, Chief Operations Officer and Secretary since September 2009. He assumed responsibility for worldwide manufacturing and operations as COO after serving as CFO since January 2007, when he resigned from our Board of Directors to take on that role. Prior to becoming an executive at Evergreen Solar, Mr. El-Hillow served as Chief Financial Officer of MTM Technologies, Inc. from January 2006 to September 2006. Mr. El-Hillow was Executive Vice President and Chief Financial Officer of Advanced Energy from October 2001 to December 2005. Prior to joining Advanced Energy, he held senior executive roles at Helix Technology Corporation, a major supplier of high-vacuum products principally to the semiconductor capital equipment industry, and A.T. Cross Company. Previously Mr. El-Hillow had been an audit partner at Ernst & Young. He received an MBA from Babson College and a BS in Accounting from the University of Massachusetts; and he is a Certified Public Accountant.

Mr. El-Hillow brings to the Board of Directors his demonstrated leadership capabilities as the prior Chairman of the Board of Evergreen Solar, and his well-established abilities as a public company senior officer from his positions as Chief Financial Officer at Advanced Energy and Helix Technology, both companies having significant ties to the photovoltaic products industry and electronics products manufacturing.

Edward C. Grady has served as a director since September 2005 and became Chairman of the Board in September 2010. Mr. Grady was President and Chief Executive Officer of Brooks Automation, Inc., or Brooks, from October 2004 to September 2007 and a director of Brooks from September 2003 to February 2008. From February 2003 until October 2004, Mr. Grady was President and Chief Operating Officer of Brooks. From October 2001 until February 2003, Mr. Grady served as a consultant to Brooks. From September 2000 until January 2003, Mr. Grady was a principal at Propel Partners LLC, an investment firm headquartered in Palo Alto, California. From December 1994 through February 2003, Mr. Grady served in a variety of positions for KLA-Tencor Corp., including Executive Senior Business Advisor from September 2001 until February 2003 and Executive Group Vice President from March 1998 until September 2001. Prior to joining KLA-Tencor Corp., Mr. Grady was the President and Chief Executive Officer of Hoya Micro Mask. Mr. Grady also currently serves on the board of directors of the following public companies: Verigy Ltd, Advanced Energy, Inc., and Electro Scientific Industries Inc. Mr. Grady received his MBA from the University of Houston in 1980 and a BS in Engineering from Southern Illinois University in 1972.

Mr. Grady brings to the Board of Directors his experience as a CEO and senior executive at companies in the semiconductor industry, which uses complex technologies similar to the solar industry, enabling him to provide an important perspective to an emerging industry.

Non-Director Executive Officers:

Richard G. Chleboski has served as our Chief Strategy Officer since December 2007. Prior to his current position he served as Vice President of Worldwide Expansion from February 2006 to December 2007, Treasurer from August 1994 to February 2006 and Secretary from May 2000 to February 2006. Mr. Chleboski served as Chief Financial Officer from August 1994 until February 2006. From June 1995 until May 2003, Mr. Chleboski served as one of our directors. From July 1987 until February 1994, Mr. Chleboski worked at Mobil Solar Energy Corporation, the solar power subsidiary of Mobil Corporation, where he was a Strategic Planner from March 1991 until February 1994 and a Process Engineer from 1987 until 1991. Mr. Chleboski received an MBA from Boston College and a BS in Electrical Engineering from the Massachusetts Institute of Technology.

Christian M. Ehrbar has served as our Vice President, General Counsel and Secretary since December 2010. He took on the role of Secretary in October 2010 after serving as General Counsel and Assistant Secretary since August 2007. Prior to joining the Company, he practiced for ten years as a corporate and securities attorney at several leading U.S. law firms, most recently at Goodwin Procter LLP, a national firm with a strong focus on emerging technologies and corporate finance transactions. He received his JD cum laude from Boston College Law School and his BA in Political Science from Kenyon College.

Dr. Lawrence Felton has served as Chief Technology Officer since September 2010 and as Vice President, Science and Engineering from June 2009 to August 2010. Prior to June 2009 he served as Science and Engineering’s Senior Director of Wafer Fabrication from September 2005 to May 2009. Prior to joining Evergreen Solar, Dr. Felton demonstrated his ability to effectively lead significant projects and divisions at successful and sophisticated technology companies like Analog Devices and Foster-Miller. This work experience and his academic credentials in materials engineering and chemical engineering prepared him well to take a leadership role in Evergreen Solar’s Science & Engineering department in 2005. Dr. Felton was the Advanced Packaging Development Manager for the Micromachined Product Division at Analog Devices from March 1997 to September 2005. Dr. Felton was also Senior Project Manager for Foster-Miller from January 1995 to March 1997. Dr. Felton was also Senior Project Manager in the Center for Manufacturing Productivity and Technology Transfer, and Adjunct Assistant Professor of Materials Engineering at Rensselaer Polytechnic Institute, from June 1991 to January 1995. Dr. Felton received a Ph.D. in Materials Engineering from Rensselaer Polytechnic Institute and a BS in Chemical Engineering and a MS in Solid State Science and Technology from Syracuse University.

Ian M. Gregory became Vice President, Marketing in April 2011 after assuming the role of Vice President Marketing and Sales in February 2011. Earlier at the Company, he served as Senior Director Marketing from December 2009 to January 2011 and Director Product Marketing from June 2006 to November 2009. Mr. Gregory was employed by Shell Solar Industries (a Royal Dutch/Shell company) as Global Product Manager from September 2001 to May 2006 and by Shell Solar BV as New Technology Manager from April 1998 to August 2001. Mr. Gregory received a First Class Masters Degree in Mechanical Engineering (M.Eng.) from the Imperial College of Science, Technology and Medicine, University of London, UK, in 1996.

Henry Ng has served as our President and General Manager, Asia Operations since January 2011 and as Vice President and General Manager, China Manufacturing from April 2010 to December 2010. Prior to his position as Vice President and General Manager, China Manufacturing, he served as our General Manager, Asian Operations from August 2009 to March 2010. Prior to joining Evergreen Solar, Mr. Ng was General Manager of the Suntech Power Holding Co., Ltd. factory in Wuxi, China from July 2007 to July 2009, where he was responsible for Suntech’s one gigawatt of cell and panel manufacturing operation and its 10,000 employees. Prior to his leadership roles at Suntech, Mr. Ng served as Senior General Manager for Sony Corporation leading its Blue Ray Optical and Black Light divisions. He held a number of other senior leadership positions at Sony during his tenure there which began in 1987 and other leading international manufacturing companies like Seagate Technology where he served as Quality Director. Mr. Ng received his BS degree in Applied Physics from National University of Singapore.

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

Donald W. Reilly has served as our Chief Financial Officer since January 2011. Previously, he served as a senior financial executive of GTECH Corporation, a wholly owned subsidiary of Lottomatica, SpA since August 2010, as GTECH’s Chief Financial Officer since June 2007, and in other senior finance positions since 2000. GTECH is a leading gaming technology and services company providing innovative technology, creative content and superior services to worldwide lottery and gaming organizations. Prior to joining GTECH, Mr. Reilly served as Vice President and Chief Financial Officer of Amtrol, Inc., a global manufacturer of water system solutions and HVAC products, from October 1997 to August 2000. Prior to joining Amtrol, he was the Corporate Controller and Chief Accounting Officer for A.T. Cross Company. Earlier in his career, Mr. Reilly was an audit Senior Manager at Ernst & Young. Mr. Reilly received a BS in Accounting from Providence College and is a Certified Public Accountant.

Peter Rusch has served as our Vice President Global Sales since December 2010. He previously held the same role on an interim basis from September 2009 till March 2010. He has been in charge of Evergreen Solar’s sales in EAME since July 2002, and was promoted to Vice President of Sales for Europe, Africa and the Middle East in March 2010. He assisted in the establishment of Evergreen Solar GmbH, Evergreen Solar’s European sales office in 2004 and has been acting as its Managing Director since that time. While working with Evergreen Solar he also assisted in the establishment of Sovello and acted as its first CEO. Prior to joining the Company, Mr. Rusch worked in different positions at SOLON AG before becoming an executive at Energiebiss Solartechnik GmbH. Mr. Rusch is a graduate of Bayreuth University and received his second master’s degree from Ashcroft International Business Center in Cambridge, UK.

Daniel P. Russell has served as Vice President, World Wide Expansion since January 2011. Prior to his current position he served as the Senior Director of Operations from 2005 to 2010. Prior to joining us, Mr. Russell gained extensive experience in product and process development, technology transfer, and manufacturing operations design, management and optimization. From 1998 to 2004 he held a variety of engineering and operations leadership roles with Honeywell (Former Invensys Group) including Design Engineering Manager for their Thermal Products Group. Prior to this he was with Texas Instruments for 14 years in Plant Management roles in their Materials and Controls Group. Mr. Russell received a BS in Ceramic Engineering from Alfred University and a MS in Management from Worcester Polytechnic Institute.

Carl Stegerwald has served as our Vice President, Construction Management and Facilities Engineering since December 2007. Prior to joining us, Mr. Stegerwald was the sole owner of North Bridge Properties, LLC, a real estate investment, development and consulting firm that provided project management services to our Devens facility. Prior to working with Evergreen Solar as a consultant and later as an executive, Mr. Stegerwald held senior positions with Meridian Investment Management and Digital Equipment Corporation, managing all aspects of diverse and significant real estate holdings and facilities management and development. Mr. Stegerwald served as a Senior Vice President of Meridian and directed its real estate investment and operational activities, including facilities leasing and acquisition and property management, from 1997 to 2006, and was with Meridian’s predecessor from 1996 to 1997. Prior to that, Mr. Stegerwald served for 17 years in corporate real estate planning, acquisition, design and construction with Digital. Mr. Stegerwald received a BS in Civil Engineering from Villanova University and an MBA from Northeastern University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely on our review of the copies of Section 16(a) reports furnished to or written representations made to us, we believe that during 2010 all reporting persons complied with their Section 16(a) filing requirements, except that, due to administrative oversight, Forms 5 for Dr. Felton and Mr. El-Hillow, reporting shares acquired through Company’s Employee Stock Purchase Plan, were filed one day late.

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

The Audit Committee met four times during fiscal 2010. The Audit Committee oversees our accounting and financial functions and periodically meets with our management and independent registered public accounting firm to review internal controls over financial reporting and quarterly and annual financial reports.

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

The Audit Committee operates under a written charter adopted by the Board of Directors. A current copy of the Audit Committee Charter is available under the

“Investors” section of our website at www.evergreensolar.com. The charter of the Audit Committee is reviewed on an annual basis by the Audit Committee.

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

The Compensation Committee periodically benchmarks all of the compensation components for our executive officer pay programs with data on individuals in similar positions at other organizations. In 2010, the Compensation Committee continued to use executive compensation consulting company, Pearl Meyer & Partners (“PM&P”) to provide competitive benchmark data that the Company used to establish pay levels for Evergreen Solar’s executive management team. PM&P was retained by the Compensation Committee.

The Compensation Committee, with assistance from PM&P, develops a peer group of public companies for use in setting compensation. In 2010 the Committee modified the peer group that it had originally established in 2007 to include the following companies:

American Superconductor Corp.	Analogic Corporation	ATMI, Inc.

Brooks Automation, Inc.	Energy Conversion Devices	GT Solar International, Inc.

Hittite Microwave Corp.	MKS Instruments, Inc.	Vicor Corporation

The Compensation Committee, as a matter of practice, will periodically reassess the relevance of the peer group companies and will make changes when appropriate.

Executive Compensation Philosophy

Our executive compensation philosophy is designed to have strong pay-for-performance features. The Committee therefore believes salaries at the 50th percentile are appropriate to deemphasize the importance of base compensation which is primarily determined based on, and is representative of, past professional experience and success. By contrast, establishing target bonus compensation and equity-based compensation at the 75th percentile accomplishes the objective of providing greater incentives for the executive team to accomplish the Company’s near-term and long-term financial and strategic goals. Accordingly, the Compensation Committee generally adhered to the following precepts in establishing pay for its executive officers based on the comprehensive benchmarking study prepared by PM&P.

•	Establish base salaries at the 50th percentile;

•

Set target total cash compensation at the 75th percentile and set corresponding financial goals at the 75th percentile of the market consensus amounts developed from a combination of survey and peer group data; and

•	Set total direct compensation (base salary, bonus and equity) at the 75th percentile.

The Compensation Committee’s methodology for establishing base compensation levels and incentive compensation targets in 2010 is consistent with how these compensation levels have been established by the Compensation Committee for at least the past three years, including the applicable percentiles used to set the base compensation levels and incentive compensation targets. For 2011, the Compensation Committee has reduced the target total cash and target total direct compensation to the 50th percentile due to worldwide industry pressures, the strategic changes that the Company has embarked on with its’ wide wafer technology, and to account for the different development stage that the Company is in as compared to the peer group used for benchmarking by the Compensation Committee.

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

The fiscal 2010 annual base salaries of our named executive officers were as follows:

Name	2010 Base Salary
Continuing Named Executive Officers
Michael El-Hillow	$450,000	*
Richard G. Chleboski	$239,200
Dr. Lawrence Felton	$275,000
Henry Ng	$343,000
Former Named Executive Officers**
Richard M. Feldt	$500,000
Scott Gish	$250,000
Paul Kawa	$250,000	*
Dr. Brown F. Williams	$338,000

*	Salaries for Messrs. El-Hillow and Kawa were set at these levels in connection with their respective appointments as President and Chief Executive Officer, and acting Chief Financial Officer in September 2010. Prior to that time Mr. El-Hillow’s annual salary as CFO was $338,000. Mr. Kawa was not an executive officer before he became acting CFO.
**	Mr. Kawa completed his service as acting Chief Financial Officer in January 2011 when Mr. Reilly became Chief Financial Officer. Mr. Kawa continues to serve as the Company’s Vice President/Corporate Controller. Messrs. Feldt and Gish and Dr. Williams all left the Company in 2010.

Annual base salaries for our executive officers are set by the Compensation Committee and generally take effect in the first quarter of each year. We believe that the base salaries paid to our executive officers during our fiscal year 2010 meet our executive compensation objectives, compare favourably to our comparator group of companies and, in light of our overall compensation program, are within our target of providing base compensation at the market median.

Incentive Cash Bonuses

Incentive cash bonuses are designed to reward our executive officers for short-term financial performance and achievement of designated strategic and individual objectives. Therefore, in determining bonus compensation for our executive officers, the Compensation Committee evaluates the achievement of corporate strategic objectives, generally set on a twice a year basis, as well as the actual performance of each executive officer. For 2010 the incentive cash plan paid our executive officers on a quarterly basis based on the achievement of the goals set at the beginning of the year and goals set during a mid-year review. Future incentive compensation, if any, may be awarded based on the factors described above as well as any additional factors the Compensation Committee deems necessary.

We designed our Management Incentive Plan to focus our executives on achieving key corporate operational and financial objectives, and to reward substantial achievement of these objectives, as well as to achieve additional individual, strategic and tactical objectives. The criteria selected linked the incentive compensation to the achievements of measurable corporate performance objectives. The following table sets forth the annual target incentive amounts under our Management Incentive Plan for each of our named executive officers (for 2010) as a percentage of base salary and the actual amounts paid based on performance in 2010.

Name	Target Annual Bonus (1)	Actual 2010 Bonus (2)
Continuing Named Executive Officers
Michael El-Hillow	75%	$227,243
Richard G. Chleboski	75%	$122,548
Dr. Lawrence Felton	75%	$140,888
Henry Ng	50 – 60%	$129,929
Former Named Executive Officers
Richard M. Feldt	100%	$341,543
Scott Gish	75%	$104,168
Paul Kawa	50 – 75%	$96,693
Dr. Brown F. Williams	75%	$173,166

(1)	Mr. Kawa’s and Mr. Ng’s percentage target bonus each changed from 50% to 75% and 50% to 60%, respectively, in September 2010.
(2)	Bonus awards earned for the fourth quarter of 2010 were not paid to any named executive officers other than Mr. Kawa. Mr. Kawa’s total includes fourth quarter bonus earned in 2010 but paid in 2011.

Target cash bonus percentages were initially set in February 2008, and remained constant in 2010, at levels the Compensation Committee determined were appropriate in order to achieve our objective of retaining those executives who perform at or above the levels necessary for us to achieve our business plan, which, among other things, involves growing our Company in a cost-effective way. Under our Management Incentive Plan, the Compensation Committee may award amounts in excess of or below the target bonus awards to all of our named executive officers.

For 2010, the Compensation Committee established that the Management Incentive Plan would focus on the following corporate-wide objectives:

•	Output (in Watts)

•	Cost per Watt

•	Operating Expenses

These objectives were the same for each executive officer and the Compensation Committee determined that these objectives were the best indicators of the progress that the Company has made in advancing its growth objectives. For 2010, payment of 100% of the target bonus payout was dependent upon attainment of specified levels of the above objectives. The tables below detail the objectives for each quarter of 2010, a target goal for each objective and the impact that performance below and above that target goal would have on each executive officer’s award, and the actual results for each quarter.

	PLAN
	Q1		Q2		Q3		Q4
	Goal	Bonus Percent	Goal	Bonus Percent	Goal	Bonus Percent	Goal	Bonus Percent	Annual Bonus Percent
Output (W in 000)
Maximum	35,000	10.00%	40,000	5.00%	46,830	17.50%	56,430	20.00%	52.50%
Plan	33,500	7.50%	37,500	5.00%	44,600	15.00%	51,300	17.50%	45.00%
Minimum	32,000	5.00%	35,000	2.50%	42,370	7.50%	48,735	12.50%	27.50%
Cost per watt
Maximum	$1.95	17.50%	$1.85	15.00%	$1.80	15.00%	$1.78	12.50%	60.00%
Plan	$2.05	15.00%	$1.97	12.50%	$1.90	10.00%	$1.88	7.50%	45.00%
Minimum	$2.15	7.50%	$2.10	5.00%	$2.05	5.00%	$2.00	3.75%	21.25%
China Factory Cost - Cumulative (000)
Maximum							45,000	12.50%	12.50%
Plan							50,000	10.00%	10.00%
Minimum							55,000	1.25%	1.25%
Total Bonus Potential Percentage
Maximum		27.50%		20.00%		32.50%		45.00%	125.00%
Plan		22.50%		17.50%		25.00%		35.00%	100.00%
Minimum		12.50%		7.50%		12.50%		17.50%	50.00%
Maximum Operating Expenses To Receive any Bonus	$24,530		$27,280		$26,070		$22,990

	ACTUAL RESULTS
Output (W in 000)	33,778	7.96%	39,320	5.00%	45,465	15.97%	53,550	18.60%	47.53%
Cost per watt	$2.04	15.25%	$1.94	13.13%	$1.88	11.00%	$1.92	6.25%	45.63%
China Factory Cost - Cumulative (000)		N/A		N/A		N/A		0.00%	0.00%

		23.21%		18.13%		26.97%		24.85%	93.16%

Cumulative earned		23.21%		41.34%		68.31%		93.16%
Actual Operating Expenses (1)	$20,139		$22,706		$22,818		$21,095

(1)	Excludes extraordinary operating expenses

Further details about our Management Incentive Plan and the payments made to our named executive officers in 2010 are provided below in the “Summary Compensation Table” and “Grants of Plan-Based Awards” tables and the footnotes to each table.

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

Consistent with our target compensation objectives described above, including the overall compensation objective of providing total direct compensation in the 75th percentile for executives who are performing at expected levels, in July 2010, our Named Executive Officers received restricted stock awards as indicated below:

Name	Restricted Stock Award Shares
Continuing Named Executive Officers
Michael El-Hillow	33,334
Richard G. Chleboski	8,334
Dr. Lawrence Felton	16,667
Henry Ng	8,334
Former Named Executive Officers
Richard M. Feldt	104,166	*
Paul Kawa	5,834
Dr. Brown F. Williams	8,334

*	Mr. Feldt’s grant included 20,833 of performance based shares.

In addition, Mr. Ng and Mr. Gish both received grants in 2010 for joining the Company, as indicated below:

Name	Restricted Stock Award Shares	Stock Option Award Shares
Continuing Named Executive Officers
Henry Ng	12,500	20,833
Former Named Executive Officers
Scott Gish	12,500	20,833

All of our time-based restricted stock grants, including those made to the named executive officers in 2010, vest in four equal annual installments over the four year period following the grant date.

In February 2006 and 2007, our executive officers were granted performance-based restricted stock awards which vest 100% upon the achievement of certain financial objectives within a fiscal year, including certain levels of: (a) revenue, (b) gross margin and (c) net income. These awards were established to reward our executive officers for the attainment of ambitious performance objectives. All of the 2006 performance-based restricted shares have since been reacquired by the Company as a result of employee terminations and expiration of the performance period. At the present time the Company believes that it is highly unlikely that the performance criteria associated with the 2007 performance-based stock awards will be achieved and, accordingly, does not expect such shares to vest. The 2007 performance-based restricted stock awards will therefore expire on January 1, 2012. Further details about the equity awards held by our Chief Executive Officer and other executive officers are provided below in the “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, and “Option Exercises and Stock Vested” tables and the footnotes to each table.

Other Compensation

We also offer various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. We offer a stock purchase plan, under which employees may purchase shares of the Company’s common stock at a discount, and offer a 401(k) Plan, which allows employees to invest in a wide array of funds on a pre-tax basis. We also have change of control agreements with some of our executive officers providing for certain benefits which may be triggered upon a change of control and as a result of the termination of such officer’s employment following a change of control under certain circumstances. We offer no perquisites to our executive officers that are not otherwise available to all of our employees.

Executive Change of Control Severance Agreements and Other Agreements

In 2007, we entered into change of control severance agreements with each of our then serving executive officers. These agreements have been extended to all of our current executive officers other than Mr. Reilly, our current CFO, who will receive one after his first year of service. We believe these agreements enable us to retain executive officers during times of unforeseen events when the executive’s future is uncertain but continued employment of the executive may be in the best interest of the Company. We periodically review the prevalence of severance and change-of control agreements among executives for our peer group companies as well as the provisions of such agreements to benchmark the competitiveness of the Company’s agreements. Specifically, we reviewed the cash severance multiple, equity vesting provisions, benefit continuation practices, excise tax gross-up prevalence, and the length of the protection period in the event of a change of control. Based upon our review, we believe our agreements are generally consistent with those of our peer group companies.

Equity Provisions

Our agreement with Mr. Feldt, our former CEO, provided that, if we experienced a change of control, (i) all of Mr. Feldt’s outstanding equity awards would have immediately vested and become exercisable or have been released from the Company’s repurchase or reacquisition right, and (ii) all of the performance targets for all Mr. Feldt’s performance-based equity awards would have been deemed fully achieved. The agreements with our other current and former executive officers (Messrs. El-Hillow, Chleboski, Gish and Williams, but not Messrs. Kawa or Ng) provide, or in the case of former executives provided, that upon a change of control: (i) all of the employee’s outstanding equity awards would immediately vest and become exercisable or released from the Company’s repurchase or reacquisition right as to (A) that number of unvested shares that would have vested during the period between the equity awards’ most recent vesting date (or the grant date, if no vesting date has been reached) and the change of control as if the equity awards had been granted with a monthly vesting schedule and (B) that number of unvested shares that would have otherwise vested during the last twelve months of each equity awards’ vesting schedule, and (ii) all performance targets for the executive officer’s performance-based equity awards would be deemed fully achieved on the first anniversary of the change of control if the employee were employed on such date.

Cash Severance and Continued Benefits

Each change of control severance agreement also provides severance benefits. If any executive officer’s employment is terminated without cause within twelve months of a change of control, or if an executive officer terminates his employment for certain reasons including a substantial reduction in salary or geographic movement within twelve months of a change of control, that executive officer will receive continued payment of his base salary and health benefits for twelve months and his target bonus amount for the year of termination. Payment of the severance benefits under the change of control severance agreements will be delayed as required by Section 409A of the Internal Revenue Code (the “Code”).

In the event that the severance and other benefits provided for in the change of control severance agreement with Mr. El-Hillow constitutes “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, the executive will receive (i) a payment from the Company sufficient to pay such excise tax, and (ii) an additional payment from the Company sufficient to pay the federal and state income and employment taxes and additional excise taxes arising from the payments made to the employee by the Company. Messrs. Feldt and Williams had the benefit of the same terms as Mr. El-Hillow under their change of control severance agreements before their departure from the Company. In the event that the severance and other benefits provided Messrs. Felton and Chleboski constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, such employee’s benefits under the Agreement shall be either delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by the employee, on an after-tax basis, of the greatest amount of benefits. Mr. Gish had the benefit of the same terms as Messrs. Chleboski and Felton under his change of control severance agreements before his departure from the Company.

See “Potential Benefits upon Change of Control or Termination following a Change of Control” below for more details regarding severance benefits provided to our named executive officers.

Tax Deductibility and Accounting Considerations

In general, under Section 162(m) of the Code, we cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated there under. The Compensation Committee considers the limitations on deductions imposed by Section 162(m) of the Code, and it is the Compensation Committee’s present intention that, for so long as it is consistent with its overall compensation objectives, executive compensation paid will not be subject to the deduction limitations of Section 162(m) of the Code. The Compensation Committee also considers the impact of accounting for the various elements of compensation when determining executive compensation.

The Compensation Committee also takes into consideration the Company Stock Ownership Guidelines which are intended to encourage executive officers to have a portion of their personal wealth tied to the Company’s share value.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis for the year ended December 31, 2010 that precedes this report (the “CD&A”). In reliance on its reviews and discussions, the compensation committee recommended to the Board of Directors, and the Board of Directors has approved, that the inclusion of the CD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the SEC.

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

Dr. Peter W. Cowden (Chair)
Edward C. Grady
Allan H. Cohen

Compensation Committee Interlocks and Insider Participation

No current member of the Compensation Committee or person who was a member of such committee at any time during the last fiscal year was at any time during the year an officer or employee of the Company (or any of its subsidiaries), was formerly an officer of the Company (or any of its subsidiaries), or had any relationship with the Company requiring disclosure herein. The Compensation Committee operates under a written charter adopted by the Board of Directors setting out the functions the Compensation Committee is to perform.

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

Summary Compensation Table

The following table sets forth the annual and long-term compensation of our Chief Executive Officer, our Chief Financial officer, each of our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2010, and two of our other highly compensated executive officers for whom disclosure would have been provided but for the fact they were not serving as executive officers as of December 31, 2010 (collectively, the “Named Executive Officers”).

(a) Name and Principal Position(s)	(b) Year	(c) Salary ($)(1)	(d) Bonus ($)	(e) Stock Awards ($)(3)(4)(5)(6)	(f) Option Grants ($)(6)	(g) Non-Equity Incentive Plan Compensation ($)(2)	(i) All Other Compensation ($)(7)(8)	Total ($)
Michael El-Hillow, Chief Executive Officer, President and Director	2010 2009 2008	382,885 352,300 351,900	— — —	144,000 161,820 311,200	— 202,492 —	227,243 253,500 168,578	750 750 57,360	754,878 970,862 889,038

Paul Kawa, Interim Chief Financial Officer and Corporate Controller	2010	209,199	—	25,200	—	96,693	750	331,842

Richard G. Chleboski, Chief Strategy Officer	2010 2009 2008	239,200 236,900 244,331	— — —	36,000 107,880 130,315	— 132,940 —	122,548 162,357 119,301	750 750 750	398,498 640,827 494,697

Dr. Lawrence Felton, Chief Technology Officer	2010 2009 2008	273,077 189,471 179,624	— — —	72,000 63,310 103,000	— 56,104 —	140,888 156,933 58,184	— — —	485,965 465,818 340,808

Henry Ng, President and General Manager, Asia Operations	2010 2009	313,865 82,443	— —	125,250 —	133,950 —	129,929 41,266	— —	702,994 123,709

Richard M. Feldt, Chief Executive Officer, President and Chairman of the Board of Directors	2010 2009 2008	446,154 527,885 507,692	— — —	450,000 344,100 778,000	— 440,200 —	341,543 479,990 332,494	— — —	1,237,697 1,792,175 1,618,186

Scott Gish, Vice President, Sales and Marketing	2010	220,673	—	95,250	142,875	104,168	119,934	682,900

Dr. Brown F. Williams, Chief Technology Officer	2010 2009 2008	360,100 317,850 336,500	— — —	36,000 161,820 311,200	— 202,492 —	173,166 223,080 168,578	750 750 750	570,016 905,992 817,028

(1)	Salaries for certain named executive officers include amounts paid in lieu of paid time off per a Company policy that allows any employees to cash out paid time off in light of a busier than usual workload during the year. The base salary in 2009 for each named executive officer was reduced by a 10% company-wide pay reduction that was in effect from April through October of 2009.
(2)

Represents bonuses earned during the fiscal year and paid in the following fiscal year, except for 2010 in which the bonus was paid quarterly through September 2010. The fourth quarter was paid in 2011 only for Mr. Kawa. In 2009, Mr. Feldt received $65,000 of his bonus based on the accomplishment of four individual objectives, including raising capital, finalizing a subcontract arrangement in China, achieving key manufacturing operating metrics and managing matters involving Sovello; Mr. El-Hillow received $43,095 of his bonus based on the accomplishment of four individual objectives, including raising capital, finalizing a subcontract arrangement in China, assuming responsibility for and managing the Devens noise problem, and accomplishing key objectives in his new additional role as Chief Operations Officer; Mr. Chleboski received $13,455 of his bonus based on the accomplishment of three individual objectives, including developing a cell and panel expansion strategy, developing Evergreen’s downstream integration strategy and managing matters involving Sovello; Dr. Felton received $16,875 of his bonus based on the accomplishment of four individual objectives, including completion of pilot production for the Midland factory, design completion of the Quad furnace for the China wafer facility, development of multiwire and accomplishment of manufacturing yield and efficiency targets; and Dr. Williams received $12,675 of his bonus based on the accomplishment of one individual objective, namely establishment of a plan to implement multiwire production in China. Note in prior years presentations the bonus was presented in column d.

(3)	We did not grant any stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during Fiscal 2010.
(4)	Mr. Ng’s 2010 restricted stock awards and option grants of 12,500 and 20,833, respectively were granted for his joining the Company in 2009 but granted in March 2010. In addition Mr. Ng received an annual performance grant in July 2010 of 8,334 shares. Mr. Gish’s 2010 restricted stock awards and option grants of 12,500 and 20,833 respectively were granted upon his joining the Company (which were cancelled upon his termination on December 13, 2010). Dr. Felton’s 2009 restricted stock awards and option grants each include 4,167 shares which were granted at the time of his promotion to Vice President, Science and Engineering, on June 8, 2009.
(5)	The stock awards include grants to the Named Executive Officers based on performance for the year ended December 31, 2009, but awarded in 2010. Mr. El-Hillow received a restricted stock grant of 33,334 shares, Mr. Feldt received a restricted stock grant of 83,333 shares and a performance stock grant of 20,833 shares (which were both cancelled upon his termination on October 1, 2010). Mr. Kawa received restricted stock grants of 5,834, Mr. Chleboski, Mr. Ng and Mr. Williams each received restricted stock grants of 8,334, and Mr Felton received restricted stock grants of 16,667. These restricted shares vest over four years with a starting vesting date of March 1, 2010.
(6)	See Note 11 of our consolidated financial statements for further information on the valuation of equity awards.
(7)	Mr. El-Hillow received $56,610 during fiscal 2008 for relocation fees as part of his commencement of employment with the Company. Mr. Gish received $119,184 during fiscal year 2010 for relocation fees as part of his commencement of employment with the Company. No Named Executive Officers received any other perquisites or other personal benefits in excess of $10,000 during fiscal 2008, 2009 or 2010. The compensation described in this table does not include medical, group life insurance and other benefits received by the Named Executive Officers which are available generally to all of our salaried employees.
(8)	Amounts for Messrs. El-Hillow (2008, 2009 and 2010), Chleboski (2008, 2009 and 2010), Kawa (2010) and Williams (2008, 2009 and 2010) include matching contributions to the 401(k) plan account of the Named Executive Officer.

Grants of Plan-Based Awards

The following table sets forth information regarding all equity based incentive plan awards that were made to the Named Executive Officers during fiscal 2010.

Grants of Plan-Based Awards for

Fiscal Year Ended December 31, 2010

(a) Name	(b) Grant Date	(c)	(d)	(e)	(i) All Other Stock Awards: Number of	(l) Grant Date/Fair
		Estimated Future Payouts Under Equity Incentive Plan Awards (3)			Shares of Stock or Units (#)(1)(2)	Value of Stock and Option Awards ($)(3)
		Threshold (#)	Target (#)	Maximum (#)
Michael El-Hillow	7/27/2010	—	—	—	33,334	144,000
Paul Kawa	7/27/2010	—	—	—	5,834	25,200
Richard G. Chleboski	7/27/2010	—	—	—	8,334	36,000
Dr. Lawrence Felton	7/27/2010	—	—	—	16,667	72,000
Henry Ng	3/25/2010	—	—	—	33,333	223,200
Henry Ng	7/27/2010	—	—	—	8,334	36,000
Richard M. Feldt	7/27/2010	—	20,833	—	83,333	450,000
Scott Gish	2/22/2010	—	—	—	33,333	238,125
Dr. Brown F. Williams	7/27/2010	—	—	—	8,334	36,000

(1)	Mr. El-Hillow received restricted stock grants of 33,334 shares, Mr. Feldt received restricted stock grants of 83,333 shares, Mr. Kawa received restricted stock grants of 5,834 shares, Mr. Chleboski and Dr. Williams received restricted stock grants of 8,334 shares each, Dr. Felton received restricted stock grants of 16,667 shares, Mr. Ng received restricted stock grants of 20,834 shares and Mr. Gish received restricted stock grants of 12,500 shares (which were cancelled upon his termination on December 13, 2010). These restricted stock grants vest over four years.
(2)	Mr. Ng and Mr. Gish received stock option awards of 20,833 shares each. These option awards vest over four years. Mr. Gish’s grants were canceled upon his termination on December 13, 2010.
(3)	Mr. Feldt received a performance grant of 20,833 shares. The grant would vest in two equal installments upon the attainment of an average per share closing price for the Company’s common stock over any 30 consecutive trading days of $3.00 following the grant date and the attainment of an average per share closing price for the Company’s common stock over any 30 consecutive trading day of $5.00 following the grant date. The grant was canceled upon Mr. Feldt’s termination on October 1, 2010
(4)	Grant date value is used for the valuation of all restricted stock awards. The stock option awards are valued using the Black-Scholes method.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards as of December 31, 2010 held by our Named Executive Officers. Options vest equally over a four year period and have an expiration date of 10 years from grant date. Neither of Messrs. Feldt or Gish held any equity awards as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR END

	Options					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Share or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael El-Hillow	1,032	—		39.06	7/14/2015
	625	—		68.64	12/7/2015
	1,250	—		74.52	6/7/2016
	833	—		74.52	6/7/2016
	4,792	14,375		13.44	6/1/2019
						8,333	28,999
						3,333	11,599
						10,875	37,845
						33,334	116,002
								16,667	58,001
Paul Kawa	334	999		13.44	6/1/2019
						625	2,175
						308	1,072
						937	3,261
						5,834	20,302
Richard G. Chleboski	2,500			15.54	12/7/2011
	35,833			12.00	11/17/2013
	8,333			43.80	3/3/2015
	6,667			90.54	2/24/2016
	3,146	9,437		13.44	6/1/2019
						833	2,899
						1,396	4,858
						7,250	25,230
						8,334	29,002
								16,667	58,001
Dr. Lawrence Felton	6,667	—		48.00	9/26/2015
	355	1,062		13.44	6/1/2019
	1,042	3,125		13.44	6/8/2019
						312	1,086
						833	2,899
						1,062	3,696
						3,125	10,875
						16,667	58,001
Henry Ng	5,208	15,625		7.14	3/25/2020
						8,334	29,002
						9,375	32,625
Dr. Brown F. Williams	167			60.00	2/15/2011
	167			60.00	2/16/2011
	167			66.24	4/18/2011
	167			75.90	5/31/2011
	167			45.54	7/25/2011
	333			30.00	9/5/2011
	6,667			20.16	11/11/2014
	3,333			43.80	3/3/2015
	10,833			90.54	2/24/2016
	4,792	14,375		13.44	6/1/2019
						1,041	3,623
						3,333	11,599
						10,875	37,845
						8,334	29,002
								16,667	58,001

(1)	Represents performance-based restricted stock awards under the 2000 Plan granted February 12, 2007. The shares are subject to performance vesting conditions. The shares for fiscal 2007 will vest only upon the achievement of all of the following accomplishments within a calendar year by December 31, 2011: (a) $400 million in revenue, (b) 35% gross margin and (c) 10% net income, as adjusted by the plan. All amounts will include our pro rata share of any joint venture operating results. At the present time we believe that it is unlikely that the performance criteria for these performance-based stock awards will be achieved and, accordingly, do not expect such shares to vest. For purposes of this table, the performance based awards are valued based upon our closing stock price on December 31, 2010 ($3.48).
(2)	These restricted stock grants vest over four years.

Options Exercises and Stock Vested

The following table sets forth all stock options that were exercised or restricted stock awards that vested in fiscal 2010, including the value realized upon exercise or vesting.

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting `(#)	Value Realized on Vesting ($)
Michael El-Hillow (1)	167	135	13,625	96,460
Paul Kawa	—	—	1,093	7,934
Richard G. Chleboski	—	—	3,948	27,467
Dr. Lawrence Felton (1)	167	135	2,188	15,187
Henry Ng	—	—	3,125	12,156
Richard M. Feldt	—	—	13,959	98,180
Scott Gish	—	—	—	—
Dr. Brown F. Williams (1)	167	135	6,334	44,402

(1)	The shares and value realized include shares purchased through the Company’s 2000 Employee Stock Purchase Plan.

Potential Benefits upon Change of Control or Termination following a Change of Control

Change of Control Severance Arrangements in General. The Company has entered into change of control severance agreements with its Chief Executive Officer, and certain of its Named Executive Officers and other executive officers. The executive change of control and severance agreements described in the Compensation Discussion and Analysis above provide for accelerated vesting of equity awards following a change of control and severance payments in the event the executive’s employment is terminated within twelve months following a change of control. Messrs. El-Hillow and Chleboski and Dr. Felton, each will receive 12 months acceleration upon a change of control. Mr. El-Hillow, Mr. Chleboski and Dr. Felton each will receive 12 months severance in the case of a change of control followed by termination without cause or resignation for good reason. Mr. Kawa will receive 6 months severance in the case of a change of control followed by termination without cause or resignation for good reason.

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

Automatic Acceleration of Vesting Following a Change of Control. The following table provides the intrinsic value (that is, the value based upon our closing stock price on December 31, 2010 ($3.48), less any applicable exercise price) of stock options and restricted stock that would become exercisable or vested as a result of a change of control as of December 31, 2010. The Value of Unvested Restricted Stock Awards and Value of Unvested Performance Share Program Awards included in the table are also based on the closing price of our common stock on December 31, 2010.

	Value of Unvested Stock Options ($)	Value of Unvested Restricted Stock Awards ($)	Value of Unvested Performance Share Program Awards ($)	280G excise Tax and Gross- up Payment ($)	Total Payments and Value of Equity Awards ($)
Michael El-Hillow	—	115,780	58,001	—	173,781
Richard G. Chleboski	—	35,998	58,001	—	93,999
Dr. Lawrence Felton	—	38,335	—	—	38,335

Automatic Acceleration of Vesting upon an Involuntary Termination Following a Change of Control. Assuming the employment of our named executive officers was terminated involuntarily and without cause, or such officers resigned with good reason, during the twelve months following a change of control occurring on December 31, 2010, in accordance with the terms of our executive change of control severance agreements our named executive officers would be entitled to cash payments in the amounts set forth opposite their names in the below table, subject to any deferrals required under Section 409A of the Internal Revenue Code of 1986, as amended, and acceleration of vesting for outstanding equity awards, as set forth in the below table. The following table provides the value of compensation and benefits payable and intrinsic value (that is, the value based upon our closing stock price on December 31, 2010 ($3.48), less any applicable exercise price) of stock options and restricted stock that would become exercisable or vested as a result of a termination occurring immediately following a change of control as of December 31, 2010. The Value of Unvested Restricted Stock Awards and Value of Unvested Performance Share Program Awards included are also based on the closing price of our common stock on December 31, 2010.

	Base Salary ($)	Bonus ($)	Continuation of Benefits ($)	Accrued Vacation Pay ($)	Value of Unvested Stock Options ($)	Value of Unvested Restricted Stock Awards ($)	Value of Unvested Performance Share Program Awards ($)	280G Excise Tax and Gross- up Payment ($)	Total Payments and Value of Equity Awards ($)
Michael El-Hillow	450,000	—	9,369	22,500	—	194,445	58,001	—	734,315
Richard G. Chleboski	239,200	—	1,296	11,960	—	61,989	58,001	—	372,446
Dr. Lawrence Felton	275,000	—	1,296	6,983	—	76,557	—	—	359,836

Excise Tax Related Change of Control Benefits. If Evergreen Solar were sold for more than its intrinsic value (that is, the value based upon our closing stock price on December 31, 2010 ($3.48)), the value of compensation and benefits payable to our named executive officers would increase and, if the value were high enough, each of the named executive officers may receive payments that would constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code.

Pursuant to their change of control severance agreements with the Company, in the event that acceleration or other benefits provided for in the change of control severance agreements with Mr. El-Hillow constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, such executive will receive (i) a payment from the Company sufficient to pay such excise tax, and (ii) an additional payment from the Company sufficient to pay the federal and state income and employment taxes and additional excise taxes arising from the payments made to the employee by the Company.

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

Under the current policy, new directors receive restricted stock units upon their election to the Board of Directors for $100,000 worth of shares based on the average share price during the last six months of the fiscal year preceding the grant date. In addition, upon each annual meeting of our stockholders, each director who has served more than six months will receive restricted stock units for $50,000 worth of shares based on the average share price during the last six months of the fiscal year preceding the grant date. Each initial grant of restricted shares and restricted stock units vests on the second anniversary after the director joins the Board. In the case of initial awards of restricted shares, even after they are vested, the shares cannot be sold by a director (other than to cover tax obligations resulting from the vesting) until he or she leaves the Board. In the case of initial and annual awards of restricted stock units, even after they are vested, the shares subject to those awards will only be paid when the director leaves the Board of Directors.

The current policy also provides for cash compensation for directors. Each non-employee director receives an annual retainer of $27,000, and $1,500 for each in person meeting and $750 for each telephonic meeting, of the full Board and each committee. In addition, the Chairman or Lead Director (as applicable) and the committee chairpersons receive the following additional annual retainers: Chairman of the Board-$27,000; Lead Director-$15,000; Audit Committee Chairperson-$18,000; Compensation Committee Chairperson-$12,000 and Nominating and Corporate Governance Committee Chairperson-$8,000. Our non-employee directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and any committees of the Board of Directors on which they serve.

The following table sets forth information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors for fiscal 2010.

Director Compensation

For Fiscal Year Ended December 31, 2010

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(1)		(h) Total ($)
Tom L. Cadwell	43,500	20,252	(2)	63,752
Allan H. Cohen	69,750	20,252	(3)	90,002
Dr. Peter W. Cowden	57,000	20,252	(4)	77,252
Edward C. Grady	72,000	20,252	(5)	92,252
Dr. Susan F. Tierney	45,500	20,252	(6)	65,752

(1)	See Note 11 of our consolidated financial statements for further information on the valuation of equity awards.
(2)	As of December 31, 2010, Mr. Cadwell held 2,712 shares of common stock underlying unexercised options, 1,667 shares of vested restricted stock and 6,983 shares of vested restricted stock units. The grant date fair value of stock awards granted to Mr. Cadwell during 2010 was $20,252.
(3)	As of December 31, 2010, Mr. Cohen held 6,146 shares of common stock underlying unexercised options, 1,667 shares of vested restricted stock and 6,983 shares of vested restricted stock units. The grant date fair value of stock awards granted to Mr. Cohen during 2010 was $20,252.
(4)	As of December 31, 2010, Dr. Cowden held 3,274 shares of common stock underlying unexercised options, 1,667 shares of vested restricted stock and 6,983 shares of vested restricted stock units. The grant date fair value of stock awards granted to Dr. Cowden during 2010 was $20,252.
(5)	As of December 31, 2010, Mr. Grady held 4,688 shares of common stock underlying unexercised options, 1,667 shares of vested restricted stock and 6,983 shares of vested restricted stock units. The grant date fair value of stock awards granted to Mr. Grady during 2010 was $20,252.
(6)	As of December 31, 2010, Dr. Tierney held 7,817 shares of vested restricted stock units. The grant date fair value of stock awards granted to Dr. Tierney during 2010 was $20,252.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to shares of our common stock that may be issued under equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Stock Awards, Stock Units, Warrants and Rights (a)(1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(3)
Equity compensation plans approved by security holders	794,055	$30.44	2,185,151
Equity compensation plans not approved by security holders	—	—	—
Total	794,055	$30.44	2,185,151

(1)	Includes 517,770 shares of restricted stock awards and restricted stock units granted under the 2000 Stock Option and Incentive Plan. The remaining balance consists of outstanding stock option grants.
(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards which have no exercise price.
(3)	1,666,667 shares were added to the equity compensation plan and approved by the stockholders at our 2010 annual meeting.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 15, 2011, or the measurement date by: (i) each person which is known by us to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated the address for each beneficial owner is c/o Evergreen Solar, Inc., 138 Bartlett Street, Marlboro, Massachusetts 01752.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares of Common Stock (2)
5% Stockholders:
OCI Company Ltd. (3) Oriental Chemical Building 50, Sogong-Dong, Jung-Gu, Seoul, 100-718 Korea	2,616,354	6.8%

Aristeia Capital, L.L.C (4) 136 Madison Avenue, 3rd Floor New York, NY 10016	3,043,566	7.9%

The Vanguard Group, Inc. (5) 100 Vanguard Blvd. Malvern, PA 19355	1,936,095	5.0%
Executive Officers and Directors:
Michael El-Hillow (6)	91,185	*
Paul Kawa (7)	9,026	*
Donald W. Reilly	20,833	*
Richard G. Chleboski (8)	102,547	*
Dr. Lawrence Felton (9)	34,146	*
Henry Ng (10)	26,042	*
Richard M. Feldt (11)	41,717	*
Scott Gish (11)	—	*
Dr. Brown F. Williams (11) (12)	57,560	*
Tom L. Cadwell (13)	11,362	*
Allan H. Cohen (14)	15,296	*
Dr. Peter W. Cowden (15)	11,924	*
Edward C. Grady (16)	16,171	*
Dr. Susan F. Tierney	7,817	*
All current executive officers and directors as a group (16 persons) (17)	444,106	1.1%

*	Less than one percent of the outstanding shares of class.
(1)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.
(2)	Applicable percentage ownership is based upon 38,612,775 shares of common stock outstanding as of the measurement date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after the measurement date are deemed outstanding for computing the percentage ownership of the person holding such options, as the case may be, but are not deemed outstanding for computing the percentage ownership of any other person.
(3)	OCI Company Ltd. reported sole voting power and sole dispositive power over 2,616,354 shares beneficially owned.
(4)	Aristeia Capital, L.L.C reported shared voting power and shared dispositive power over 3,043,566 shares beneficially owned.
(5)	The Vanguard Group, Inc. reported sole voting power over 60,813 shares beneficially owned, sole dispositive power over 1,875,282 shares beneficially owned, and shared dispositive power over 60,813 shares beneficially owned.
(6)	Includes 13,324 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.
(7)	Includes 667 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

(8)	Includes 59,625 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.
(9)	Includes 9,460 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date. Includes 1,089 shares of common stock held by spouse.
(10)	Includes 5,208 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.
(11)	The shares for Mr. Feldt, Mr. Gish and Dr. Williams are based on the last available Section 16 filings, adjusted for our knowledge of options expired, restricted stock that was repurchased by the Company, and shares sold for taxes.
(12)	Includes 31,251 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.
(13)	Includes 2,712 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.
(14)	Includes 6,146 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.
(15)	Includes 3,274 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.
(16)	Includes 4,688 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.
(17)	Includes 131,295 shares of common stock issuable upon the exercise of options that may be exercised within 60 days from the measurement date.

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

Certain Relationships and Related Party Transactions

Transactions with Mr. Stegerwald. Carl Stegerwald, our Vice President of Construction Management and Facilities Engineering, is the brother-in-law of Mr. Feldt, our former President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Stegerwald’s annual salary is $225,000 and his target bonus is 75% of his annual salary, which was $115,270 for 2010.

Transactions with OCI.

•

Amendments to Polysilicon Supply Agreements – Our April 2007 polysilicon supply agreement with OCI Company Ltd. (formerly DC Chemical Co., Ltd.), a greater than 5% stockholder, which was subsequently amended, provides the general terms and conditions pursuant to which OCI will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2008 and continuing through 2014. In January 2008, we entered into a second supply agreement with OCI, which was subsequently amended, that provides the general terms and conditions pursuant to which OCI will supply us with specified annual quantities of polysilicon at fixed prices beginning in 2009 and continuing through 2015. In light of declining market prices, pricing decreases for the silicon under supply agreements have been negotiated with OCI from time to time, including during 2010.

•

Stock Purchase Agreement – Concurrently with the April 2007 polysilicon supply agreement, pursuant to a stock purchase agreement, we sold OCI 500,000 shares of our common stock for $72.42 per share and issued OCI an additional 750,000 shares of transfer restricted common stock and 625 shares of transfer restricted preferred stock (which subsequently converted into 1.0 million shares of transfer restricted common stock). The restrictions on the common stock lapsed upon the delivery of 500,000 kilograms of polysilicon to the Company.

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

Audit and Related Fees for Fiscal 2009 and 2010

The following table sets forth a summary of the fees and expenses billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2009 and 2010, respectively:

	2009	2010
Audit Fees (1)	$638,500	$773,700
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$638,500	$773,700

(1)	Audit Fees represent fees for professional services relating to the audit of our financial statements and the review of the financial statements included in our quarterly reports, advice on accounting matters directly related to the audit and audit services provided in connection with other regulatory filings.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report on Form 10-K:

3. Exhibits. Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on this 29th day of April 2011, thereunto duly authorized.

EVERGREEN SOLAR, INC.

By:	/s/ MICHAEL EL-HILLOW
Michael El-Hillow
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL EL-HILLOW	President and Chief Executive Officer,	April 29, 2011
Michael El-Hillow	(Principal Executive Officer)

/s/ DONALD W. REILLY	Chief Financial Officer	April 29, 2011
Donald W. Reilly	(Principal Financial and Accounting Officer)

* Allan H. Cohen	Director	April 29, 2011

* Edward C. Grady	Director	April 29, 2011

* Dr. Peter W. Cowden	Director	April 29, 2011

* Tom L. Cadwell	Director	April 29, 2011

* Dr. Susan F. Tierney	Director	April 29, 2011

* By:	/s/ MICHAEL EL-HILLOW	April 29, 2011
Michael El-Hillow
Attorney-In-Fact

EXHIBIT INDEX

Number	Description	Incorporation by Reference

3.1	Third Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000

3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation	**

3.3	Second Amended and Restated By-laws	Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 3, 2000

3.4	Amendment No. 1 to Second Amended and Restated By-laws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009

4.1	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated July 2, 2008	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.2	First Supplemental Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated July 2, 2008	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.3	Form of 4% Senior Convertible Note due 2013	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 2, 2008 and filed on July 7, 2008

4.4	Indenture among the Registrant, the Guarantors and U.S. Bank National Association, as Trustee, dated April 26, 2010	Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated April 21, 2010 and filed on April 27, 2010

4.5	Pledge and Security Agreement among the Registrant, the Guarantors and U.S. Bank National Association, as Collateral Agent, dated April 26, 2010	Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated April 21, 2010 and filed on April 27, 2010

4.6	Collateral Trust Agreement among the Registrant, the Guarantors and U.S. Bank National Association, as Collateral Agent, dated April 26, 2010	Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 21, 2010 and filed on April 27, 2010

4.7	Indenture for Subordinated Debt Securities between the Registrant and U.S. Bank National Association, as Trustee, dated February 17, 2011	Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated February 17, 2011 and filed on February 17, 2011

4.8	First Supplemental Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated February 17, 2011	Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated February 17, 2011 and filed on February 17, 2011

4.9	Form of Global New 4% Notes	Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated February 17, 2011 and filed on February 17, 2011

10.1§	1994 Stock Option Plan	Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed on August 4, 2000

Number	Description	Incorporation by Reference

10.2§	Amended and Restated 2000 Stock Option and Incentive Plan, effective July 27, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated July 27, 2010 and filed on August 2, 2010

10.3§	Amended and Restated 2000 Employee Stock Purchase Plan, effective July 27, 2010	Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated July 27, 2010 and filed on August 2, 2010

10.4	Form of Indemnification Agreement between Registrant and each of its directors and certain executive officers	Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed on August 4, 2000

10.5	Stockholders Agreement between the Registrant and OCI, dated April 17, 2007	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed on April 17, 2007

10.6†	Supply Agreement between the Registrant and OCI, dated April 17, 2007	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A, dated April 17, 2007 and filed on April 23, 2007

10.7†	Supply Agreement between the Registrant and Wacker Chemie AG, effective August 31, 2007	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 8, 2007

10.8†	Supply Agreement between the Registrant and Solaricos Trading Ltd., dated October 24, 2007	Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

10.9	Lease Agreement between the Registrant and the Massachusetts Development Finance Agency (“MDFA”), dated November 20, 2007	Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

10.10	Project Grant Agreement between the Registrant and MDFA, dated November 20, 2007	Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

10.11	Project Grant Agreement between the Registrant and Massachusetts Technology Park Corporation, dated November 20, 2007	Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on February 27, 2008

10.12†	Supply Agreement between the Registrant and OCI, dated January 30, 2008	Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2007, filed on August 8, 2008

10.13†	Master Supply Agreement between the Registrant and Ralos Vertriebs GmbH, dated May 21, 2008	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

10.14†	Master Supply Agreement between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

10.15	Share Lending Agreement between the Registrant and Lehman Brothers International (Europe), through Lehman Brothers Inc., dated June 26, 2008	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

10.16	Capped Call Transaction Agreement between the Registrant and Lehman Brothers OTC Derivatives Inc., dated June 26, 2008	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, filed on August 4, 2008

Number	Description	Incorporation by Reference

10.17†	Master Supply Agreement between the Registrant and IBC Solar AG, dated July 14, 2008	Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.18†	Amended and Restated Sales Representative Agreement between the Registrant and Sovello, dated October 6, 2008	Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.19§	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and Michael El-Hillow	Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.20§	Form of Amended and Restated Change of Control Severance Agreement between the Registrant and each of Richard G. Chleboski and Lawrence Felton	Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.21†	PV License Agreement between ESLR1, LLC and TISICS Ltd., dated September 5, 2007	Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 2, 2009

10.22	Frame Agreement among the Registrant, Jiawei Solar (Wuhan) Co., Ltd. (“Jiawei Wuhan”) and the Wuhan Donghu New Technology Development Zone Management Committee, dated April 30, 2009	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009, filed on August 12, 2009

10.22†	Relationship Agreement among Jiawei Solarchina Co., Ltd. (“Jiawei China”), Jiawei Wuhan, the Registrant and Evergreen Solar (China) Co., Ltd. (“Evergreen Wuhan”), dated July 14, 2009	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.23†	Manufacturing Services Agreement among Jiawei China, Jiawei Wuhan, the Registrant and Evergreen Wuhan, dated July 14, 2009	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.24	Increase Registered Capital and Enlarge Shares Agreement between Hubei Science & Technology Investment Co., Ltd. and the Registrant on Evergreen Wuhan, dated July 24, 2009	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.25	Equity Transfer Agreement among the Registrant, HSTIC and various other parties, dated July 24, 2009 and delivered September 22, 2009	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.26†	Amendment made on August 3, 2009 to Master Supply Agreement between the Registrant and Wagner & Co Solartechnik GmbH, dated June 18, 2008	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 2009, filed on November 10, 2009

10.27†	Amendment, dated on or about October 1, 2009, to Master Supply Agreement between the Registrant and IBC Solar AG, dated July 14, 2008	Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 9, 2010

Number	Description	Incorporation by Reference

10.28†	First Amendment entered into October 2, 2009 to the Supply Agreement between the Registrant and Solaricos Trading, Ltd., dated October 24, 2007	Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 9, 2010

10.29†	First Amendment entered into January 1, 2010 to the Supply Agreement between OCI and the Registrant, dated April 17, 2007	Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 9, 2010

10.30†	First Amendment entered into January 1, 2010 to the Supply Agreement between OCI and the Registrant, dated January 30, 2008	Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 9, 2010

10.31	Loan Agreement, between Evergreen Wuhan and Jiawei Wuhan, dated March 26, 2010	Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2010, filed on May 13, 2010

10.32	Promissory Note made by Jiawei China to the Registrant, dated April 30, 2010	Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2010, filed on May 13, 2010

10.33§	Management Incentive Plan	Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2010, filed on May 13, 2010

10.34	Lease Contract between Evergreen Solar (China) Co. and Jiawei Wuhan, dated May 14, 2010	Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2010, filed on August 11, 2010

10.35	First Amendment to Ground Lease between the Registrant and Massachusetts Development Finance Agency, dated June 10, 2010	Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2010, filed on August 11, 2010

10.36	Offer letter between the Registrant and Donald W. Reilly dated November 3, 2010	**

10.37	Letter Agreement between the Registrant and Brown F. Williams dated November 15, 2010	**

10.38†	Share Purchase Agreement between Q-Cells SE, Renewable Energy Corporation and the Registrant and Rolling Hills S.à.r.l dated March 22, 2010	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2010 and filed on September 14, 2010

21.1	List of Subsidiaries	**

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

Number	Description	Incorporation by Reference

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

†	Confidential treatment granted as to certain portions.
§	Indicates a management contract or compensatory plan, contract or arrangement.
*	Not applicable (furnished herewith)
**	Filed with the same exhibit number with the Registrant’s report on Form 10-K for the year ended December 31, 2010, as filed on March 9, 2011.