Form 10-Q
period 2011-04-02
EVERGREEN SOLAR INC
filed 2011-05-12
CIK 947397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-(2) of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2011 the registrant had 38,579,067 shares of common stock outstanding.

Evergreen Solar, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended April 2, 2011

PART I

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report and the documents incorporated by reference herein, contain forward-looking statements regarding management’s expectations, beliefs, strategies, goals, outlook and other non-historical matters, which are subject to risks and uncertainties. If the risks or uncertainties ever materialize or any of the assumptions prove incorrect, our results will differ from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to statements regarding:

•

the sufficiency of our cash and cash equivalents; access to capital markets to satisfy our anticipated cash requirements and possible sales or exchanges of securities and our planned use of proceeds from such sales;

•	our intent to complete a significant restructuring of our outstanding debt, and the timing and anticipated effect of that restructuring;

•	our future business strategy, potential for growth, revenue, earnings and gross margin improvement;

•	our ability to meet manufacturing cost and yield targets in our Wuhan, China manufacturing facility;

•

the completion and continued operation of our Midland, Michigan and Wuhan, China facilities and Jiawei Solar (Wuhan) Co., Ltd.'s Wuhan, China facilities and other potential capacity expansions, and the timing of such facilities becoming fully operational and meeting manufacturing capacity goals on schedule and within budget;

•

the impact of the shutdown of our Devens, Massachusetts manufacturing facility on our overall cash position and the size of any cash costs or non-cash charges associated with the shutdown, including potential grant repayments;

•	capital requirements to respond to competitive pressures, including production of industry standard wafers, and committed capital expenditures;

•	costs associated with research and development, building or improving manufacturing facilities, general and administrative expenses and business growth;

•	the demand, pricing and market for our products, shifts in our geographic product revenue mix, and our position in the solar power market;

•	the making of strategic investments and expansion of strategic partnerships, manufacturing operations and distribution networks; and the future benefit of these activities;

•

the operating efficiency of our manufacturing facilities, including increases in manufacturing scale and technological improvements needed to continuously reduce the cost per watt to manufacture our industry standard wafers;

•	revenue from panel sales primarily denominated in Euros that are subject to foreign currency exchange risks and the use of derivative financial instruments to manage those risks;

•	our receipt of government sponsored financing and other funding to support our expansion and our ability to satisfy associated obligations;

•	our expectations regarding product performance and technological competitiveness;

•	the impact of interest rate and foreign currency fluctuations;

•	our ability to obtain or produce key materials; and

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

There are numerous risks and uncertainties which could cause our actual results to differ materially from such forward-looking statements, including, for example:

•

the risk that we are unable to restructure our debt in an out-of-court restructuring, in which case we may have to restructure our debt through a bankruptcy proceeding, and the risk that our stockholders will lose all or most of their investment in our company as a result of any such restructuring, in or out of bankruptcy;

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

The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could also cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We disclaim any obligation to update publicly or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Evergreen Solar, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	December 31, 2010	April 2, 2011

Assets
Current assets:
Cash and cash equivalents	$61,574	$31,441
Accounts receivable, net of allowance for doubtful accounts	76,484	52,687
Inventory	54,941	70,134
Prepaid cost of inventory	13,093	8,300
Assets held for sale	—	19,097
Other current assets	11,092	9,615

Total current assets	217,184	191,274

Restricted cash	6,810	7,022
Deferred financing costs	9,527	9,121
Loan receivable from Jiawei and related interest	13,615	13,893
Prepaid cost of inventory	60,483	65,143
Fixed assets, net	116,546	87,211
Other assets	305	308

Total assets	$424,470	$373,972

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$39,559	$41,317
Accrued employee compensation	4,718	2,547
Accrued interest	9,157	11,596
Accrued warranty	3,921	4,073

Total current liabilities	57,355	59,533

Convertible notes, net of discount	389,083	355,809
Loan and related interest payable	37,957	38,960
Deferred income taxes	1,204	1,204

Total liabilities	485,599	455,506
Commitments and Contingencies (Note 8)

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 240,000,000 shares authorized, 34,787,413 and 38,602,580 shares issued and outstanding at December 31, 2010 and April 2, 2011, respectively	348	386
Additional paid-in capital	1,034,699	1,047,588
Accumulated deficit	(1,096,556)	(1,129,925)
Accumulated other comprehensive income	380	417

Total stockholders’ equity (deficit)	(61,129)	(81,534)

Total liabilities and stockholders’ equity (deficit)	$424,470	$373,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 3, 2010	April 2, 2011

Product revenues	$78,473	$34,562
Royalty revenues	—	750

Total revenues	78,473	35,312

Cost of revenues	72,424	57,398

Gross profit (loss)	6,049	(22,086)

Operating expenses:
Research and development	4,736	5,327
Selling, general and administrative	7,692	6,965
Facility start-up	3,730	1,808
Restructuring charges	3,981	10,014

Total operating expenses	20,139	24,114

Operating loss	(14,090)	(46,200)

Other income (expense):
Foreign exchange gains (losses), net	(2,244)	3,644
Interest income	139	407
Interest expense	(7,743)	(11,351)
Gain on early extinguishment of debt	—	20,131

Other income (expense), net	(9,848)	12,831

Net loss	$(23,938)	$(33,369)

Net loss per share (basic and diluted)	$(0.70)	$(0.93)

Weighted average shares used in computing basic and diluted net loss per share	34,189	35,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Quarter Ended
	April 3, 2010	April 2, 2011

Cash flows from operating activities:
Net loss	$(23,938)	$(33,369)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,813	12,076
Inventory valuation adjustment	—	17,168
Gain on early extinguishment of debt	—	(20,131)
Amortization of prepaid cost of inventory	3,686	408
Amortization of deferred debt financing costs	614	740
Loss on disposal of fixed assets	—	1
Provision for warranty	393	169
Amortization of debt discount	3,122	2,337
Compensation expense associated with employee equity awards	1,222	534
Changes in operating assets and liabilities:
Accounts receivable	(13,256)	23,936
Inventory and related prepaid cost of inventory	(5,464)	(32,608)
Other current assets	(1,708)	1,077
Accounts payable and accrued expenses	177	(921)
Interest payable	(3,192)	3,130
Other	10	(269)

Net cash used in operating activities	(23,521)	(25,722)

Cash flows from investing activities:
Purchases of fixed assets and deposits on fixed assets under construction	(13,803)	(2,561)
Proceeds from the disposal of fixed assets	22	35
Increase in restricted cash	(6,788)	(194)
Payments associated with Sovello AG	(8,075)	—
Increase in other loans	(2,641)	—

Net cash used in investing activities	(31,285)	(2,720)

Cash flows from financing activities:
Payment associated with share increase	(144)	—
Costs associated with exchange of senior convertible notes	—	(1,772)
Proceeds from exercise of shares purchased under Employee
Stock Purchase Plan	61	4

Net cash used in financing activities	(83)	(1,768)

Effect of exchange rate changes on cash and cash equivalents	—	77
Net decrease in cash and cash equivalents	(54,889)	(30,133)
Cash and cash equivalents at beginning of period	112,368	61,574

Cash and cash equivalents at end of period	$57,479	$31,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evergreen Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements of Evergreen Solar, Inc. (“Evergreen Solar” or the “Company”) are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2010. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position at April 2, 2011, the results of operations for the quarters ended April 3, 2010 and April 2, 2011, and the cash flows for the quarters ended April 3, 2010 and April 2, 2011. The balance sheet at December 31, 2010 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year ending December 31, 2011.

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Operating results of its foreign subsidiaries are translated into U.S. dollars at the average rates of exchange during the period, and assets and liabilities are translated into U.S. dollars at the period-end rate of exchange. Evergreen operates as one reportable segment.

As part of the Company’s plan to expand its manufacturing operations into China, on July 24, 2009 the Company and Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) entered into an investment agreement (the “Investment Agreement”) related to HSTIC’s investment in the Company’s subsidiary, Evergreen Solar (China) Co., Ltd. (“Evergreen Wuhan”). Pursuant to the Investment Agreement, HSTIC invested the RMB equivalent of $33 million in Evergreen Wuhan in exchange for 66% of Evergreen Wuhan’s shares. The Company invested approximately $17 million in cash and equipment for the remaining 34% of Evergreen Wuhan’s shares. Immediately upon HSTIC’s investment, the Company agreed to purchase HSTIC’s shares and is required to pay for the shares no later than July 2014. This payment obligation will require the Company to pay to HSTIC for its shares in Evergreen Wuhan an amount equal to HSTIC’s aggregate investment of $33 million plus interest of 7.5% compounded annually, resulting in a debt-like instrument. Accordingly, the Company has treated its payment obligation as indebtedness of the Company and fully consolidates Evergreen Wuhan which it considers to be wholly-owned. The functional currency of Evergreen Wuhan is the RMB.

In January 2011, the Company announced its intent to shut down operations at its Devens manufacturing facility to better position the Company to pursue its industry standard size wafer strategy and preserve its liquidity. The Company completely shut down the Devens manufacturing facility in the first quarter of 2011. These decisions and actions reflect the impact of changing global market conditions for solar panels as seen by the continued rapid deterioration in the demand for and average selling prices of solar products. While overall demand for solar may increase, the Company expects that significant capacity expansions in low cost manufacturing regions combined with potential adverse changes in government subsidies in several markets in Europe will likely result in continuing pressure on solar panel selling prices throughout 2011. Solar manufacturers in China have received considerable government and financial support and, together with their low manufacturing costs, have become price leaders within the industry. Although production costs at the Company’s Devens facility steadily decreased, they were still much higher than those of its low cost competitors in China. As industry selling prices continue their rapid decline in 2011, panel manufacturing in Devens, either fully or partially, was no longer economically feasible, consequently requiring a complete shutdown of the facility. The Company believes this is the right long-term decision for the Company, and better positions it to complete its strategy of becoming the low cost producer of industry standard size wafers. As a result of the closure, total product revenue for 2011 is expected to substantially decrease; and beyond the first quarter of 2011, revenues will only be generated from product produced at the Company’s Wuhan, China facility.

The Company currently expects to continue to operate its high temperature filament plant in Midland, Michigan and its wafer facility in Wuhan, China. With approximately 75 megawatts (“MW”) of installed wafer capacity in Wuhan, the Company will continue to supply its outsourcing partner, Jiawei, with wafers for conversion into Evergreen Solar branded solar panels.

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Estimates are used when accounting for the collectability of receivables, valuing deferred tax assets, provisions for warranty claims and inventory obsolescence and determining the net realizable value of impaired assets among other instances.

Liquidity Risk and Management Plans

Cash and cash equivalents, including restricted cash, as of April 2, 2011 were approximately $38.5 million and were approximately $33 million at April 30, 2011 after making the Company’s scheduled interest payment of $10.75 million on April 15, 2011 to holders of the Company’s 13% Convertible Senior Secured Notes due 2015.

The Company last provided an updated discussion on liquidity risk and management plans in its Annual Report on Form 10-K. At that time, the Company believed that its cash on hand and expected cash to be realized as it converted its Devens accounts receivables and inventory to cash would provide sufficient liquidity to fund its operating needs for the next twelve months. However, since that time, there has been a continued rapid deterioration in the demand for and average selling prices of solar products, driven largely by uncertainties regarding feed-in-tariffs and other subsidy programs combined with the continued worldwide capacity expansion. For the Company, this development, as well as a significant rate of order cancellations, resulted in the Company’s inability to sell a significant portion of its production for the first quarter. While the first quarter has historically been slow for the solar industry, the sluggish demand has unexpectedly continued into the second quarter of 2011. This longer than expected slow down and the anticipation of further declines in average selling prices have combined to increase solar panel inventory throughout the distribution channel and to decrease product revenues.

As a result of the Company’s low year to date sales volume and potentially lower sales for the remainder of this year as the industry balances inventory levels, together with significantly increased pricing pressure, the cash that the Company had previously expected to realize from liquidating working capital at its recently closed Devens facility will be significantly less than expected and will take longer than expected to realize. Further, the rapid decline in selling prices necessitated a valuation adjustment of approximately $17.2 million for the Company’s inventory as of April 2, 2011. As a result of these developments, (i) the Company’s near term liquidity has been negatively impacted, (ii) the Company will be required to secure additional sources of cash sooner than expected, and (iii) there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively over at least the next twelve months, which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accordingly, the Company will continue to aggressively pursue opportunities to address its capital structure in the near term, including restructuring its existing debt, in order to significantly deleverage and better position it to secure additional financing and execute its strategy of developing and supplying the lowest cost industry standard sized wafers to the world’s leading solar panel manufacturers. As part of these restructuring efforts the Company has engaged legal and financial restructuring advisors, and is in discussions with holders of its outstanding convertible notes regarding the terms of a restructuring. The Company can make no assurances that it will be able to successfully restructure its debt, but its current expectation is that, in order to significantly deleverage its balance sheet, any restructuring will involve very significant dilution to the Company’s existing stockholders, leaving them with at most a very small percentage of the Company’s outstanding common stock.

The assessment of the Company’s near-term liquidity is based on important factors and assumptions which anticipate certain levels of potential risk. While all business plans anticipate certain levels of risk, the Company is exposed to additional company-specific risks and uncertainties including, but not limited to:

•

its ability to successfully address its capital structure in the near term, including restructuring its existing debt, in order to significantly deleverage and better position it to secure additional financing, and to obtain additional sources of cash to support both its operations and expansion;

•	the need for its Wuhan manufacturing facility to ramp to 75 MW of capacity and achieve target panel manufacturing cost of $1.25 per watt by mid 2012; and

•

the need for it to continue to make progress on the development of its planned industry standard wafer expansion program allowing further opportunities for growth, including establishing relationships with potential partners and customers for its wafers.

In addition, although the Company’s long-term debt does not begin to mature until April 2013, the Company will actively work to identify sources of liquidity to assist in its ability to repay the debt when it becomes due. There is no assurance that such additional sources of liquidity to repay long-term debt can be obtained on terms acceptable to the Company, or at all. If the Company does not complete a restructuring of its outstanding indebtedness prior to the time that it runs out of cash or is required to offer to purchase its outstanding convertible notes following a “fundamental change,” or an event of default resulting in acceleration otherwise occurs under the indentures for its outstanding convertible notes, the Company will not have the cash on hand to make the payments required by the governing indentures and may be forced to declare bankruptcy. See Note 7 for discussion of the impact of a going concern opinion on the Company’s loan with HSTIC.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates fair value to be cash equivalents.

3.	Inventory

Inventory is stated at the lower of cost or market and consisted of the following at December 31, 2010 and April 2, 2011 (in thousands):

	December 31, 2010	April 2, 2011
Raw materials	$28,257	$10,156
Work-in-process	8,176	2,150
Finished goods	18,508	57,828

	$54,941	$70,134

Prepaid cost of inventory	$73,576	$73,443
Less: current portion	13,093	8,300

Noncurrent portion	$60,483	$65,143

The Company has entered into multiple multi-year silicon supply agreements, several of which required advanced funding under the contract. These prepayments, which are non-refundable, are presented on the balance sheet in Prepaid Cost of Inventory and will be amortized as an additional cost of inventory as silicon is delivered and utilized by the Company. Prepayments are classified as short-term based upon the value of silicon contracted to be delivered during the next twelve months. The Company carries these prepayments on its balance sheet at cost and periodically evaluates the vendor’s ability to fulfill the silicon contract. In connection with one of the OCI contracts, the

Company issued shares of its common stock to the supplier valued at $121 million. This amount was accounted for as an intangible asset (“prepaid inventory”) in the Company’s balance sheet and is being amortized as an additional cost of inventory over the life of the contract as silicon is purchased. As a result of the shutdown of the Devens facility, and the corresponding substantial reduction in the Company’s expected silicon requirements, the silicon purchases over which this intangible asset is being amortized have been significantly reduced, resulting in projected excess contractually required purchases of silicon compared to the Company’s expected usage. While the Company expects to be able to sell excess quantities for prices approximately equal to the weighted average contractual purchase prices, the excess quantities required a write down of the asset to reflect the value not expected to be recovered. Consequently, a non-cash charge of $74.5M was recorded in the fourth quarter of 2010 representing the write down of this asset. Additional write-downs could occur if the expected market price of silicon decreases significantly or the excess quantities are sold at less than the weighted average contractual purchase prices.

As a result of the rapid decline and continuing pressure on solar panel selling prices, the Company recorded a valuation adjustment of approximately $17.2 million on its finished goods inventory as of April 2, 2011.

4.	Investment in and Sale of Sovello AG

On April 21, 2010, all of the outstanding shares of Sovello AG (formally EverQ GmbH) (“Sovello”), the Company’s joint venture with Renewable Energy Corporation ASA (“REC”) and Q-Cells SE (“Q-Cells”), were sold to Rolling Hills S.à.r.l, an affiliate of Ventizz Capital Fund IV, L.P (“Ventizz”). Prior to the sale, the Company applied the equity method of accounting for its one-third share of Sovello’s operating results in accordance with the Investments - Equity Method and Joint Ventures topic of the FASB codification. However, during the third and fourth quarters of 2009 the Company wrote-off its aggregate investment in Sovello in addition to recording charges associated with its guarantee and for estimated payments relating to undertakings with Sovello’s bank and for other then expected costs due to Sovello’s significant financial difficulties at that time. As a result, the Company’s 2010 consolidated statement of operations and consolidated statement of cash flows do not include its one-third share of Sovello’s results of operations. The sale of the shares to Ventizz resulted in a new license agreement between the Company and Ventizz for the license of the Company’s Gemini and Quad wafer manufacturing technology. The license agreement replaced the Company’s existing license agreements with Sovello and calls for royalty payments from Sovello of $2.0 million in 2010 and $3.0 million in each of the subsequent 2 years for the capacity that exists at Sovello.

Pursuant to a Share Purchase Agreement between Ventizz and Sovello’s other shareholders, the Company paid to Sovello approximately EUR 2.4 million (approximately $3.2 million at applicable exchange rates) on April 21, 2010, net of receipt of remaining royalty payments and product payments for 2009 of approximately EUR 4.1 million (approximately $5.6 million). This amount was in addition to EUR 5.8 million (approximately $8.1 million at applicable exchange rates) paid by the Company in the first quarter of 2010 in conjunction with a guarantee made to Sovello’s banking syndicate. Of the approximately EUR 4.1 million received, approximately $2.4 million related to royalties owed for the fourth quarter of 2009. The majority of the approximately $3.2 million remaining was for royalties owed for the second and third quarters of 2009. During the fourth quarter of 2009, as a result of the substantial doubt that existed at that time about Sovello’s ability to settle these obligations, the Company did not recognize the $2.4 million as royalty revenue and wrote-off the $3.2 million receivable as part of the 2009 impairment charge. As a result of Sovello’s settlement payment during the second quarter of 2010, the Company recognized the $2.4 million as royalty revenue and reversed $3.2 million of the 2009 impairment charge. In connection with the closing of the sale, the Master Joint Venture Agreement among the shareholders and Sovello, dated November 5, 2008, was terminated and the Company satisfied its remaining obligations pursuant to the Undertaking, dated October 6, 2008, it made to Sovello’s banking syndicate.

5.	Fixed Assets

Fixed assets consisted of the following at December 31, 2010 and April 2, 2011 (in thousands):

	Useful Life	December 31, 2010	April 2, 2011

Land		$119	$119
Buildings	40 years	210,041	23,484
Laboratory and manufacturing equipment	3-7 years	289,071	67,740
Computer and office equipment	3-7 years	8,130	4,310
Leasehold improvements	Lesser of 15 to 20 years or lease term	14,126	14,156
Assets under construction		19,969	7,034

		541,456	116,843
Less: Accumulated depreciation		(424,910)	(29,632)

		$116,546	$87,211

During 2007, the Commonwealth of Massachusetts (“State”) support program awarded the Company $20.0 million in grants towards the construction of its Devens, Massachusetts manufacturing facility, virtually all of which was received. The grants have been capitalized as a reduction of the construction costs. The funds granted are subject to repayment by the Company if, among other conditions, the Devens manufacturing facility does not create and maintain 350 new jobs in Massachusetts through November 20, 2014. Under the Company’s understanding of the grant agreements, the repayment of the grants, if any, will be proportional to the targeted number of jobs per annum. The grant monies received were being amortized over the same period as the underlying assets to which they relate. The agencies have indicated they will seek repayment of certain unearned amounts under these grant agreements which the Company estimates could be approximately $3.0 million. However, based on the Company’s understanding of the grant agreements, these amounts may not need to be repaid for several years. In addition, as a result of the shut down of its Devens operation, the Company may need to pay additional amounts to MassDevelopment under other agreements.

Depreciation expense for the quarters ended April 3, 2010 and April 2, 2011 was approximately $14.8 million and $12.1 million, respectively. The 2010 amounts include accelerated depreciation associated with a previous decision to transition panel assembly to China.

As of April 2, 2011, the Company had outstanding commitments for capital expenditures of approximately $3.1 million, primarily for construction and equipment for its Midland, Michigan facility and, to a lesser extent, its Wuhan, China facility.

On January 10, 2011, the Company’s Board of Directors and management committed the Company to implement a plan to shut down all operations at its Devens facility by the end of the first quarter of 2011. The Company will continue to operate its high temperature filament plant in Midland, Michigan and its wafer facility with approximately 75 MW of installed wafer capacity in Wuhan, China and will continue to supply its outsourcing partner with wafers for conversion into Evergreen Solar branded solar panels. In conjunction with its decision, the Company initiated an evaluation of the recoverability of its Devens, Midland and Wuhan facilities and related equipment. As a result of this assessment, the Company recorded an impairment charge of approximately $303 million on its long-lived assets during the fourth quarter of 2010. The Company is actively marketing for sale its Devens assets, the estimated net realizable value of which is reported as Assets Held for Sale on the balance sheet. The Company estimates it has incurred and it will incur in the aggregate cash charges of approximately $15 million to $20 million, principally salary continuation benefits, facility decommissioning, the potential reimbursement to the Commonwealth of Massachusetts for a portion of the grant monies received and other costs required to close the facility (see Note 14).

6.	Loan Receivable from Jiawei

On March 26, 2010, Evergreen Wuhan entered into a loan agreement with Jiawei pursuant to which a loan of RMB 34.1 million was provided to Jiawei (approximately $5.2 million at April 2, 2011 exchange rates) at an interest rate of 7.5% compounded semi-annually. The principal and accrued interest is due no later than March 30, 2015. In addition, on April 29, 2010, the Company entered into an additional loan agreement with Jiawei’s parent company pursuant to which a $7.8 million loan was made to Jiawei at an interest rate of 7.5% compounded semi-annually. The principal and accrued interest is due no later than April 30, 2015. The Company has the option to convert up to $5.0 million of this loan into stock or other securities of Jiawei at any time prior to repayment of the loan and related interest. As of April 2, 2011 the combined amounts of $13.9 million are reported as Loan Receivable from Jiawei and Related Interest on the balance sheet.

7.	Debt

The Company’s convertible debt consisted of the following at December 31, 2010 and April 2, 2011 (in thousands):

	December 31, 2010	April 2, 2011
Senior convertible notes	$249,207	$203,806
Convertible subordinated additional cash notes	—	12,596
Less: debt discount	(25,124)	(25,593)

Senior convertible and additional cash notes, net of discount	224,083	190,809
Convertible senior secured notes	165,000	165,000

Total convertible notes, net of discount	$389,083	$355,809

Senior Convertible Notes

On July 2, 2008, the Company completed a public offering of $373.8 million aggregate principal amount of its 4% Senior Convertible Notes (the “Senior Notes”). Net proceeds to the Company from the Senior Notes offering, including the cost of the capped call transaction (see Capped Call below), were approximately $325.8 million. The Company’s financing costs associated with the Senior Notes are being amortized over the five year term which concludes in July 2013. During the second quarter of 2010, the Company repurchased approximately $124.5 million aggregate principal amount of these Senior Notes (see Convertible Senior Secured Notes below), recognizing a gain of approximately $24.8 million on the early extinguishment, and leaving a remaining balance of approximately $249.2 million as of December 31, 2010. In addition, during the first quarter of 2011, the Company exchanged approximately $45.4 million aggregate principal amount of Senior Notes for approximately $22.7 million of new convertible notes of which $10.1 million have since been converted into shares of the Company’s common stock (see Convertible Subordinated Additional Cash Notes below). In conjunction with the exchange and subsequent conversion the Company recognized a gain of approximately $20.1 million, leaving a remaining balance of approximately $203.8 million of Senior Notes at April 2, 2011. The exchange and subsequent conversion were non-cash transactions.

The Senior Notes bear cash interest at the rate of 4% per year, payable semi-annually in arrears on January 15 and July 15 of each year, which began on January 15, 2009, with an effective interest cost of approximately 8.8% as a result of the adoption of the guidance required by the Debt topic of the FASB codification relating to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), in addition to the impact of accounting for equity classified own share lending arrangements. The Senior Notes were originally accounted for as traditional convertible debt, with no bifurcation of the conversion feature recognized as a separate asset or liability. However, effective January 1, 2009, in accordance with the Debt topic of the FASB codification, the Company separately accounted for the liability and equity components (approximately $65.9 million) of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Senior Notes will mature on July 15, 2013 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The Senior Notes are not redeemable at the Company’s option prior to the stated maturity date. If certain fundamental changes occur at any time prior to maturity, holders of the Senior Notes may require the Company to repurchase their Senior Notes in whole or in part for cash equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Company’s Senior Notes is estimated based on quoted market prices which were trading at an average of approximately 28.5% of par value as of April 2, 2011, or approximately $58.1 million.

At maturity and upon certain other events, including a change of control and when the trading price of the Company’s common stock exceeds 130% of the then effective conversion price, the Senior Notes will be convertible into cash up to their principal amount and shares of the Company’s common stock for the remainder, if any, of the conversion value in excess of such principal amount at a current conversion rate of 13.7599 shares of common stock per $1,000 principal amount of Senior Notes (equivalent to a current conversion price of $72.675 per share). Subject to certain exceptions and limitations, the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading at the conversion price of $72.675 (or lower) would receive $1,000 (or less) in cash, and the holder of a note for $1,000 principal amount that is converted when the Company’s common stock is trading above the conversion price of $72.675 would receive $1,000 in cash and shares of the Company’s common stock to the extent that the market value of the Company’s common stock multiplied by the conversion rate, which currently is 13.7599, exceeds $1,000. If a non-stock change of control occurs and a holder elects to convert Senior Notes in connection with such non-stock change of control, such holder may be entitled to an increase in the conversion rate. The conversion rate may also be adjusted under certain other circumstances, including, but not limited to, the issuance of stock dividends and payment of cash dividends.

Capped Call

In connection with the Company’s Senior Notes offering on June 26, 2008, the Company entered into a capped call transaction with respect to the Company’s common stock with Lehman Brothers OTC Derivatives Inc. (“LOTC”), an affiliate of Lehman Brothers Inc., the lead underwriter for the offering, in order to reduce the dilution that would otherwise occur as a result of new common stock issuances upon conversion of the Senior Notes. The capped call transaction currently has a strike price of $72.675 per share, subject to certain adjustments, which matches the current conversion price of the Senior Notes, and has a cap price of $114.00 per share.

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

Convertible Senior Secured Notes

On April 26, 2010, the Company completed a private placement of $165 million aggregate principal amount of its 13% Convertible Senior Secured Notes due 2015 (the “Secured Notes”) to Piper Jaffray & Co. (the “Initial Purchaser”) who subsequently placed the Secured Notes to investors in accordance with Rule 144A of the Securities Act of 1933, as amended. The Secured Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 26, 2010, among the Company, the guarantors named therein (the “Guarantors”) and U.S. Bank National Association, as trustee. The Company used approximately $82.4 million of the $158.6 million net proceeds from this offering for the purchase of approximately $124.5 million aggregate principal amount of its Senior Notes and designated the remainder of the net proceeds of approximately $75 million for general corporate purposes, working capital and capital expenditures for further expansion in China.

The Secured Notes bear interest at the rate of 13% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. The Secured Notes will mature on April 15, 2015 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. If certain fundamental change transactions occur at any time prior to maturity or if more than $50 million in principal amount of the Company’s Senior Notes remain outstanding on April 15, 2013, holders of the Secured Notes may require the Company to repurchase their Secured Notes in whole or in part for cash equal to 100% of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the Secured Notes is estimated based on quoted market prices which approximated 60.0% of par value as of April 2, 2011, or approximately $99.0 million.

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

The Secured Notes are convertible into shares of the Company’s common stock at a current conversion rate of 87.5410 shares of common stock per $1,000 principal amount of Secured Notes (which is equivalent to a current conversion price of approximately $11.42 per share), subject to adjustment upon occurrence of certain events. The initial conversion price represents a conversion premium of approximately 52% relative to $7.50, which was the last reported sale price of the Company’s common stock on the Nasdaq Global Market on April 20, 2010.

Convertible Subordinated Additional Cash Notes

On February 14, 2011 the Company announced the expiration and results of its offer to exchange (i) an aggregate principal amount of up to $100,000,000 of new 4.0% Convertible Subordinated Additional Cash Notes due 2020 (the “New Subordinated Notes”) for an aggregate principal amount of up to $200,000,000 of its existing Senior Notes, and (ii) an aggregate principal amount of up to $165,000,000 of new 7.5% Convertible Senior Secured Notes due 2017 (the “New Secured Notes”) for an aggregate principal amount of up to $165,000,000 of its existing Secured Notes, and the related consent solicitation. The exchange offers and consent solicitation expired at 5:00 p.m., New York City time, on February 11, 2011.

As of February 11, 2011, the expiration date, holders of approximately $45.4 million aggregate principal amount of the existing Senior Notes had tendered, and not withdrawn, existing Senior Notes for exchange. Because the total principal amount of the Senior Notes tendered was less than the maximum amount the Company would accept in the exchange offer for the Senior Notes, all of the existing Senior Notes validly tendered and not withdrawn were accepted for exchange pursuant to the terms of this exchange offer. Based on the modified “Dutch auction” process described in the Company’s Prospectus filed with the Securities and Exchange Commission on February 9, 2011, the clearing exchange ratio for this exchange offer was $500 principal amount of New Subordinated Notes per $1,000 principal amount of existing Senior Notes. Following the consummation of the exchange offer, approximately $22.7 million in principal amount of New Subordinated Notes were issued to holders whose existing Senior Notes were accepted for exchange. The aggregate principal amount of New Subordinated Notes issued to any holder was rounded down to the nearest $1,000 and any fractional portion of New Subordinated Notes was paid in cash. On February 17, 2011 the Company settled the exchange offer for the Senior Notes and paid in cash all accrued and unpaid interest on the existing Senior Notes accepted for exchange to but excluding the settlement date. The Company will no longer pay interest on any existing Senior Notes that were accepted for exchange, and interest began to accrue on the New Subordinated Notes commencing on the settlement date. Since the issuance of the New Subordinated Notes, approximately $10.1 million of the New Subordinated Notes have been converted by the holders into approximately 3.9 million shares of the Company’s common stock, leaving a remaining balance of approximately $12.6 million of New Subordinated Notes at April 2, 2011.

Less than $50,000,000 aggregate principal amount of the existing Secured Notes were tendered in this exchange offer. Because the minimum tender and consent conditions were not met, the Company did not accept any existing Secured Notes for exchange and will not amend the indenture governing the existing Secured Notes.

The New Subordinated Notes bear interest at the rate of 4% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011 with an effective interest cost of approximately 49.7%. The New Subordinated Notes will mature on July 15, 2020 unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The New Subordinated Notes are not redeemable at the Company’s option prior to the stated maturity date. If certain fundamental changes occur at any time prior to maturity, holders of the New Subordinated Notes may require the Company to repurchase their New Subordinated Notes in whole or in part for cash equal to 100% of the principal amount of the New Subordinated Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. The fair value of the New Subordinated Notes is estimated based on quoted market prices which approximated 71.4% of par value as of April 2, 2011, or approximately $9.0 million. The New Subordinated Notes are unsecured subordinated obligations and are contractually subordinated in right of payment to all of the Company’s existing and future senior indebtedness, is subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s subsidiaries. The New Subordinated Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 229.8851 shares of common stock per $1,000 principal amount of New Subordinated Notes (which is equivalent to an initial conversion price of approximately $4.35 per share), subject to adjustment upon occurrence of certain events. Upon conversion, the New Subordinated Notes also provide for an additional payment of $300 per $1,000 principal amount in addition to a coupon make whole payment, both of which will be paid in shares of the Company’s common stock.

As a result of these financing transactions, the Company’s annual cash interest expense associated with its convertible notes is approximately $30.1 million. For the quarters ended April 3, 2010 and April 2, 2011, the Company recorded approximately $7.4 million and $10.7 million, respectively, in interest expense associated with its Senior Notes, Secured Notes and New Subordinated Notes (which includes non-cash interest of approximately $3.7 million and $3.1 million for the quarters ended April 3, 2010 and April 2, 2011, respectively). For the quarters ended April 3, 2010 and April 2, 2011, the Company capitalized interest of approximately $16,000 and $0, respectively.

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

The Investment Agreement also sets forth certain negative and affirmative covenants and conditions that must be complied with to avoid accelerating the Company’s obligation to pay for HSTIC’s shares. Covenants and conditions include, but are not limited to, reporting obligations and approval requirements for certain affiliate transactions and other extraordinary business activities, the absence of any “going concern” qualification in the audit opinion delivered by the Company’s independent public accountants and included in the Company’s annual report on Form 10-K and refraining from filing a petition for bankruptcy protection or otherwise commencing an insolvency proceeding. The Company was in compliance with these covenants at April 2, 2011. If the Company fails to meet its obligation to pay for HSTIC’s shares at the end of five years, or upon the possible acceleration of the payment term, the Company will be required to relinquish its Board and management control over Evergreen Wuhan.

Interest incurred on the loan for the quarters ended April 3, 2010 and April 2, 2011, which is payable in conjunction with the loan repayment, was approximately RMB 4.3 million and RMB 4.6 million, respectively ($630,000 and $701,000, respectively, at applicable exchange rates). Of these amounts approximately RMB 1.4 million and RMB 85,000 for the quarters ended April 3, 2010 and April 2, 2011, respectively, were capitalized ($210,000 and $13,000, respectively, at applicable exchange rates). The combined loan and related interest amounts have been included in Loan and Related Interest Payable on the balance sheet.

Letters of Credit

As of April 2, 2011, the Company has approximately $3.0 million of outstanding letters of credit, most of which are required to secure several equipment leases and the Company’s corporate credit card program. The Company has segregated cash to collateralize these outstanding letters of credit which is included in Restricted Cash on the balance sheet.

8.	Commitments and Contingencies

Potential Litigation with Lehman Brothers.

On September 25, 2009, the Company received a letter from LOTC requesting payment of $19,992,487 (plus $340,673 in interest) as payment for the termination of the capped call transaction (see Note 7) which LOTC believes it has the right to terminate and purported to terminate in a letter received by the Company on September 9, 2009. More recently, LOTC increased its demand to no less than $23,643,902 (plus interest). Despite the demand for payment and purported termination letter received, the Company rejects LOTC’s assertions that (i) it has the right to terminate the capped call transaction, (ii) the Company has defaulted on any payment obligations under the capped call transaction and (iii) any amounts are currently due and payable to LOTC under the capped call transaction. The Company intends to vigorously defend against all such claims by LOTC and any related parties should they be asserted and if the dispute cannot be otherwise resolved. In addition, the Company continues to pursue its related claims in bankruptcy in the U.S., and in administration in the U.K., against Lehman Brothers Inc. and certain of its affiliates.

Product Warranty

The Company’s current standard product warranty includes a ten-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance which are standard in the solar industry. The Company currently accrues a liability of approximately 0.5%, on average, of current product revenues for the estimated future costs of meeting its warranty obligations, the levels of which are consistent with industry ranges. The Company makes and revises this estimate based on the number of solar panels shipped and its historical experience with warranty claims. The Company continually monitors the quality of its product including the quality of the panels produced by its outsourcing partner in China.

The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its products and reduce its warranty exposure. The warranty obligation will be affected not only by its product failure rates, but also the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

The following table summarizes the activity of the Company’s warranty accrual for the quarters ended April 3, 2010 and April 2, 2011, respectively (in thousands):

	April 3, 2010	April 2, 2011
Balance at beginning of period	$2,368	$3,921
Warranty costs accrued	393	169
Warranty costs incurred	(25)	(17)

Balance at end of period	$2,736	$4,073

Other

As of April 2, 2011, the Company had outstanding commitments for capital expenditures of approximately $3.1 million, a portion of which is expected to be fulfilled in 2011, primarily for the construction and equipment for its Midland, Michigan facility and, to a lesser extent, its Wuhan, China facility.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and April 2, 2011 (in thousands):

	December 31, 2010
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)

Money markets	$10,001	$10,001	$—	$—

	April 2, 2011
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)

Money markets	$4,502	$4,502	$—	$—

Valuation Techniques

Money Market funds are measured at fair value using unadjusted quoted prices in active markets for identical securities and are classified within Level 1 of the valuation hierarchy.

10.	Stockholders’ Equity

The Company has two classes of capital stock: common and preferred. As of December 31, 2010, the Company had 120,000,000 shares of common stock authorized and 27,227,668 shares of preferred stock authorized, of which 26,227,668 shares were designated Series A convertible preferred stock. On July 27, 2010, at the Company’s annual meeting of stockholders, holders of a majority of the Company’s outstanding shares of common stock approved a proposal to permit its Board of Directors to amend the Company’s certificate of incorporation to authorize a 1-for-6 reverse stock split of its issued and outstanding common stock and a reduction in the number of its authorized shares of common stock from 450,000,000 to 120,000,000. On December 29, 2010, the Company filed an amendment to its certificate of incorporation to implement the 1-for-6 reverse split. The reverse split became effective at 12:01 a.m. Eastern Standard Time, on Saturday, January 1, 2011. The reverse split reduced the number of outstanding shares of the Company’s common stock from approximately 209 million shares to approximately 35 million shares at December 31, 2010.

On February 9, 2011 the Company held a special meeting of stockholders at which the stockholders approved an amendment to the Company’s certificate of incorporation to increase its authorized common shares to 240,000,000 from 120,000,000.

At April 2, 2011, 3,691,667 shares of common stock were authorized for issuance under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan.

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

These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the Senior Notes. On September 15, 2008, the parent company of the lead underwriter filed for protection under Chapter 11 of the federal Bankruptcy Code and the Common Stock Borrower was placed into administration proceeding in the United Kingdom shortly thereafter. As a result of the bankruptcy filing and the administration proceeding, the Common Stock Lending Agreement automatically terminated and the Common Stock Borrower was contractually required to return the shares to the Company or the value of the shares in cash. The Company has since demanded the immediate return of all outstanding borrowed shares or the cash equivalent value; however, the shares have not yet been returned and no payment has been made.

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

11.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of cumulative foreign currency translation adjustments. The following table presents the components of comprehensive income (loss) for the quarters ended April 3, 2010 and April 2, 2011, respectively (in thousands):

	April 3, 2010	April 2, 2011

Net loss	$(23,938)	$(33,369)
Other comprehensive income (loss):
Cumulative translation adjustments	13	37

Total comprehensive loss	$(23,925)	$(33,332)

12.	Stock Based Compensation

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations for the quarters ended April 3, 2010 and April 2, 2011, respectively (in thousands):

	April 3, 2010	April 2, 2011
Cost of revenue	$215	$37
Research and development expenses	218	106
Selling, general and administrative expenses	637	377
Facility start-up	152	14

	$1,222	$534

Stock Incentive Plans

The Company is authorized to issue up to 3,691,667 shares of common stock pursuant to its Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), of which 2,203,254 shares are available for future issuance or future grant as of April 2, 2011. The purpose is to incent employees and other individuals who render services to the Company by providing opportunities to own stock in the Company. The 2000 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance units and performance shares. All awards granted will expire 10 years from their date of issuance. Incentive stock options and restricted stock awards generally have a four-year vesting period from their date of issuance and nonqualified options generally vest immediately upon their issuance.

Stock option activity under the 2000 Plan for the quarter ended April 2, 2011 is summarized as follows:

	Shares	Weighted- Average Exercise Price
	(in thousands)

Outstanding at January 1, 2011	276	$30.42
Granted	42	3.12
Exercised	—	—
Forfeited	(12)	18.64

Outstanding at April 2, 2011	306	$27.18

The following table summarizes information about stock options outstanding as of April 2, 2011:

			Options Outstanding		Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in thousands)			(in thousands)

$3.12	$3.12	42	9.78	$3.12	—	$—
7.14	10.08	24	8.15	7.41	8	7.93
12.00	12.00	44	2.63	12.00	44	12.00
12.48	12.60	1	2.54	12.54	1	12.54
13.44	13.44	63	8.16	13.44	36	13.44
13.92	25.02	32	2.94	17.98	32	17.98
28.20	43.80	32	3.73	37.59	32	37.59
45.54	63.78	31	4.63	53.44	31	53.44
66.24	83.82	13	4.40	73.94	13	73.94
90.54	90.54	24	4.90	90.54	24	90.54

		306	5.78	$27.18	221	$34.82

There was no aggregate intrinsic value of vested outstanding options as of April 2, 2011 and December 31, 2010. The weighted average grant-date fair value of stock options granted during the quarter ended April 2, 2011 was $3.12. As of April 2, 2011, there was $436,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were utilized in valuing options granted during the quarter ended April 2, 2011:

Expected options term (years)	4.0
Risk-free interest rate	1.46%
Expected dividend yield	None
Volatility	110%

The Company’s expected option term assumption was determined using historical activity. The expected stock volatility factor was determined using historical daily price changes of the Company’s common stock. The Company bases the risk-free interest rate that is used in the stock option valuation model on U.S. Treasury securities issued with maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. There were 41,666 options granted for the quarter ended April 2, 2011.

The Company values restricted stock units and restricted stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures. Restricted stock activity for the quarter ended April 2, 2011 is summarized as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)

Outstanding at January 1, 2011	480	$18.65
Granted	26	2.85
Vested	(111)	18.20
Forfeited	(72)	22.94

Outstanding at April 2, 2011	323	$16.59

Included in the outstanding restricted shares are approximately 50,000 shares of performance-based restricted stock.

The Company granted 133,334 shares of performance-based restricted stock to the Company’s executive officers in February 2007 and 16,667 to an executive officer in July 2007 all of which immediately vest upon the achievement of (a) $400 million in annual revenue, such revenue to include 100% of the Company’s revenue and the Company’s pro rata share of any joint venture revenue, (b) 35% gross margin and (c) 10% net income, as adjusted for the results of any joint venture, achieved in one fiscal year prior to January 1, 2012. Of the performance-based restricted stock issued in 2007, 100,000 shares were since reacquired by the Company upon employee terminations. As of April 2, 2011, the Company has assumed that none of the performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements for these awards and will be required to recognize $2.6 million of compensation expense associated with these performance-based awards, based upon the value at the issuance date, if such awards should vest.

As of April 2, 2011, there was $2.3 million of unrecognized compensation expense related to unvested restricted stock awards (excluding performance-based awards that the Company has assumed will not vest) under the Company’s stock plans which is expected to be recognized over a weighted-average period of 1.3 years. The aggregate intrinsic value of outstanding restricted stock awards, including performance based awards, as of April 2, 2011 was $469,000.

13.	Facility Start-up Costs

In preparing for the operations of its Midland, Michigan and Wuhan, China facilities, the Company incurred start-up costs of approximately $3.7 million for the quarter ended April 3, 2010 for both its Midland and Wuhan facilities, and $1.8 million for the quarter ended April 2, 2011 for its Midland facility. Facility start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, and other miscellaneous costs associated with preparing and qualifying the facilities for production. Construction of the facility in Midland began during the third quarter of 2008. While initial production runs began in the fourth quarter of 2009, output has not yet been qualified for use. Planning for its facility in China, which started preliminary operations during July 2010, began during the second quarter of 2009.

14.	Restructuring Charges

As discussed in Note 1, although production costs at the Company’s Devens facility had steadily declined, the Company experienced significant decreases in the average selling prices of its products during the latter part of December 2010 in addition to associated negative gross margin. At that time, further price declines were projected for 2011 and beyond; and the Company did not believe it would be able to reduce its Devens production costs enough to assure profitable sales from this facility. Consequently, the Company announced its decision to close the Devens facility which was completed by the end of the 2011 first quarter. As a result of the shutdown, the Company recorded costs of approximately $10 million during the quarter ended April 2, 2011 primarily associated with salary continuation benefits, the write-off of unused materials, facility wind down and contract termination costs. The balance of the restructuring reserve (excluding asset write-downs that were recorded as a reduction of the related asset accounts) is included in Accounts Payable and Accrued Expenses on the balance sheet. Restructuring reserve activity during the quarter ended April 2, 2011 is as follows:

April 2, 2011
Balance at beginning of period	$—
Provisions	8,396
Payments made	(1,147)

Balance at end of period	$7,249

For the quarter ended April 3, 2010, the Company recorded costs of approximately $4.0 million comprised primarily of accelerated depreciation of panel assembly equipment and, to a lesser extent, on-going occupancy costs for its Marlboro pilot manufacturing facility. These costs were associated with prior decisions made by the Company to close its Marlboro pilot manufacturing facility in addition to transitioning its Devens, Massachusetts based panel assembly to China.

15.	Income Taxes

The Company has approximately $2.3 million of reserves related to uncertain tax positions on research and development tax credits as of April 2, 2011. The Company is in the process of completing a study of its research and development tax credits which could result in additional charges to these credits. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the carry forwards upon completion of the study would be offset by a corresponding reduction to the valuation allowance.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2010 and April 3, 2011 the Company had no accrued interest or penalties related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. Since the Company is in a loss position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an ownership change, as defined. Such changes, which could include a recapitalization of the Company, may result in a significant limitation on the amount of net operating loss carryforwards, research and development credit carryforwards and certain other tax attributes that can be used in future years to offset taxable income.

Management of the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset.

16.	Net Loss per Common Share

The Company computes net loss per common share in accordance with the Earning Per Share topic of the FASB codification. Under the guidance, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended April 3, 2010 and April 2, 2011 does not include approximately 6.3 million and 22.7 million potential shares of common stock equivalents outstanding at April 3, 2010 and April 2, 2011, respectively, as their inclusion would be anti-dilutive. Common stock equivalents include outstanding common stock options, unvested restricted stock awards, restricted stock units and convertible debt.

In connection with the sale of Senior Notes on June 26, 2008, the Company entered into a common stock lending agreement with an affiliate of the lead underwriter pursuant to which the Company loaned 5,142,757 shares of its common stock to the affiliate (see Note 10). These shares were considered issued and outstanding for corporate law purposes at the time they were loaned; however, at the time of the loan they were not considered outstanding for the purpose of computing and reporting earnings per share because these shares were to be returned to the Company no later than July 15, 2013, the maturity date of the Senior Notes. On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc., the parent company of the lead underwriter filed for protection under Chapter 11 of the federal Bankruptcy Code and the lead underwriter’s affiliate was placed into administration in the United Kingdom. As a result of the bankruptcy filing and the administration, the lead underwriter’s affiliate was contractually required to return the shares to the Company. The Company has since demanded the immediate return of all outstanding borrowed shares; however, the shares have not yet been returned. While the Company believes it is exercising all of its legal remedies, it has included these shares in its basic and diluted per share calculation on a weighted average basis due to the uncertainty regarding the recovery of the borrowed shares.

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

The following table summarizes the Company’s geographical and customer concentration of total product revenues for the quarters ended April 3, 2010 and April 2, 2011:

	April 3, 2010	April 2, 2011
By geography:
United States	14%	13%
Germany	79%	72%
Italy	—	—
All other	7%	15%

	100%	100%

By customer:
Wagner & Co. Solartechnik GmbH	32%	11%
IBC Solar AG	26%	35%
Donauer Solartechnik Vertriebs GmbH	14%	11%
All other	28%	43%

	100%	100%

The following table summarizes the Company’s concentration of accounts receivable at December 31, 2010 and April 2, 2011:

	December 31, 2010	April 2, 2011
% of accounts receivable

Jiawei Solar	16%	33%
NWT a.s.	18%	25%
IBC Solar AG	28%	21%
Top 5 customers	74%	90%

The Company has negotiated a payment plan with one of its top five accounts receivable amounting to approximately $3.7 million at April 2, 2010 exchange rates. This plan calls for installment payments to be made over the next year.

18. Related Party Transactions

In the normal course of business, the Company purchases silicon from OCI under existing supply agreements. For the quarters ended April 3, 2010 and April 2, 2011 the Company purchased silicon from OCI for approximately $8.4 million and $5.3 million, respectively. At December 31, 2010 and April 2, 2011 the Company had approximately $4.8 million and $1.5 million, respectively, outstanding to OCI.

As a result of the Company’s sale of its investment in Sovello in April 2010, neither Sovello nor REC are considered related parties subsequent to that date.

19. Recent Accounting Pronouncements

Recent accounting pronouncements, not included below, are not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In January 2010, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2009 except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. These updates did not have an impact on the Company’s condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We develop and manufacture multi-crystalline silicon String Ribbon™ wafers utilizing our proprietary wafer manufacturing technology. Our technology involves a unique process to produce multi-crystalline silicon wafers by growing thin strips of silicon that are then cut into wafers. This process substantially reduces the amount of silicon and other processing costs required to produce a wafer when compared to conventional sawing processes. Silicon is the key raw material in manufacturing multi-crystalline silicon wafers. With current silicon consumption of approximately 3.4 grams per watt, we believe we are the industry leader in efficient silicon consumption and use approximately half the silicon used by wafer manufacturers utilizing conventional sawing processes. The wafers we produce are the primary components of photovoltaic (“PV”) cells which, in turn, are used to produce solar panels (also referred to as solar modules). We believe that our proprietary and patented technologies offer significant cost and manufacturing advantages over competing silicon-based wafer manufacturing technologies. Our wafer manufacturing technology is proven, as over 500 megawatts (“MW”) of solar panels have been produced and sold utilizing String Ribbon wafers, produced primarily from our facilities in Devens, Massachusetts and our new facility in Wuhan, China as well as Sovello AG (our former joint venture with Renewable Energy Corporation ASA and Q-Cells SE).

Historically, we have produced non-standard size rectangular wafers that were then processed into Evergreen Solar branded solar panels primarily in our own fully integrated factory in Devens, Massachusetts. During 2010, we began production at our 75 MW wafer facility in Wuhan, China and we have contracted with another manufacturer to process our wafers into cells and Evergreen Solar branded panels. Our revenues today are primarily derived from the sale of solar panels. We sell our products using distributors, systems integrators and other value-added resellers, who often add value through system design by incorporating our panels with electronics, structures and wiring systems. Applications for our products primarily include on-grid generation, in which supplemental electricity is provided to an electric utility grid. Our solar panels are currently sold to customers primarily in Europe.

However, we have recently announced our intention to focus on our wafer manufacturing technology and thus future revenue growth will be driven by the successful expansion of wafer capacity. We produce wafers today that are among the lowest cost in the industry. Since we use about 3.4 grams of silicon today, and the rest of the industry generally uses 6 to 7 grams, our silicon cost is substantially lower. When our Wuhan facility reaches full operating metrics by late-2011, our non-silicon processing costs are expected to be about $0.23 per watt. This compares to an estimated $0.25 per watt for our still larger Chinese competitors, and then only the best of breed companies. Assuming silicon costs of $50 per kilogram, we would in theory expect to reduce our fully loaded wafer costs to $0.40 per watt, which compares to $0.55 per watt for our much larger competitors consisting of $0.30 per watt for silicon and $0.25 per watt for processing.

Our target is to reduce non-silicon process cost further, at commercial scale, to $0.15 per watt by the end of 2013, which is substantially less than the publicly available projections of Chinese wafer manufacturers. With silicon consumption projected at 2.8 grams per watt or less as we further improve our process and reduce consumable materials costs, our fully loaded wafer costs are expected to be about $0.25 per watt in 2013. We believe our non-silicon process cost will ultimately be better than the best wafer manufacturers in the world because the “non-silicon” costs used in the manufacture of String Ribbon wafers are lower than those used in ingot growing and wire slicing, including:

•	String Ribbon utilizes a single process step versus five or more process steps for conventional wafer manufacturing.

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

Our focus moving forward will be on our wafer manufacturing technology and to develop an industry standard size wafer. Development activities associated with the industry standard size wafer have progressed substantially, resulting in the production of industry standard size wafers using modified existing quad furnaces. These wafers are performing comparably to those produced using our existing furnaces in Devens and China. Ten prototype furnaces are now in use; and we expect to order new pilot furnaces within the next six months to provide approximately 10 MW of wafers annually. Our future expansion will be based on the industry standard size wafer which is central to our strategy of manufacturing the lowest cost wafer, in an industry standard form factor, and providing a wafer that would enable the lowest cost solar panel utilizing multi-crystalline silicon wafers.

In January 2011, we announced our intent to shut down operations at our Devens manufacturing facility to better position us to pursue our strategy of becoming the low cost producer of industry standard size wafers and preserve our liquidity. We will continue to operate our high temperature filament plant in Midland, Michigan, primarily for our wide wafer manufacturing, and our wafer facility in Wuhan, China which will continue to supply our outsourcing partner, Jiawei, with wafers for conversion into Evergreen Solar branded solar panels. The shut down, which was completed by the end of the first quarter of 2011, will substantially decrease our total product revenue for 2011. Revenues beyond the 2011 first quarter will only be generated from product produced in Wuhan.

Our near term liquidity has been negatively impacted as a result of low year-to-date sales volume and potentially slower sales for the remainder of this year as the industry balances inventory levels, along with expected significantly increased pricing pressure. In light of this, we are aggressively pursuing opportunities to address our capital structure in the near term, including restructuring our existing debt, in order to significantly deleverage and better position the Company to secure additional financing and execute its strategy of developing and supplying the lowest cost industry standard sized wafers to the world’s leading solar module manufacturers. We have retained financial and legal advisors and are now engaged actively in the process of evaluating restructuring alternatives.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

Description of Our Revenues, Costs and Expenses

Revenues. Our total revenues consist primarily of product revenues generated from the sale of solar panels and royalty revenue associated with a new technology agreement negotiated with Sovello. The technology agreement was renegotiated in 2010 as part of our divestiture of Sovello during the second quarter of 2010. International product sales accounted for approximately 86% and 87% of total product revenues for the quarters ended April 3, 2010 and April 2, 2011, respectively.

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

Restructuring charges. Restructuring charges consist of costs associated with the closure of our Marlboro pilot manufacturing facility which occurred on December 31, 2008, accelerated depreciation associated with our original plan of transitioning our Devens based panel manufacturing to China, prior to the announcement of our intention to close the entire Devens facility, and the costs associated with the closure of our Devens manufacturing facility during the first quarter of 2011. The charges primarily include severance and salary continuation costs, the write-off of manufacturing equipment, leasehold improvements and inventory, the cost of moving equipment out of the facilities, occupancy expenses, contract termination costs and accelerated depreciation expenses.

Other income (expense), net. Other income (expense) consists of net foreign exchange gains and losses, interest income primarily from interest earned on the holding of short-term investments, outstanding loans and finance charges associated with late customer payments, interest expense on outstanding debt, and gains recognized from the early extinguishment of outstanding debt.

Comparison of Quarters Ended April 3, 2010 and April 2, 2011

Revenues. Our product revenues for the quarter ended April 2, 2011 decreased 56% to $34.6 million from $78.5 million for the quarter ended April 3, 2010. This decrease in product revenues resulted from both a decline in sales volume and selling prices. During the quarter ended April 2, 2011, we shipped approximately 17.8 MW, down from 35.4 MW for the quarter ended April 3, 2010. Average selling prices declined, on average, by approximately 16% compared to the first quarter of 2010. Uncertainties regarding feed-in-tariffs and other subsidy programs in several markets in Europe, in addition to the long winter season, have substantially slowed the demand for solar panels during the 2011 first quarter. This slow down combined with the continued worldwide capacity expansion has contributed to a significant increase in solar panel inventory throughout the distribution channel. We expect that these factors will likely result in continuing pressure on solar panel selling prices throughout 2011. Also, due to our closing of our Devens manufacturing facility in the first quarter of 2011, our total product revenues for 2011 will decline from 2010 as future revenues from the sale of panels will only be generated from product produced at our 75 MW Wuhan, China facility.

Royalty revenue earned from Sovello for the quarter ended April 2, 2011 was $750,000. As part of the sale of our investment in Sovello during the second quarter of 2010, we negotiated a new license agreement under which Sovello agreed to pay us $2 million in royalties in 2010 and approximately $3 million in each of the subsequent 2 years for the capacity that exists at Sovello. No royalty revenue was recognized in the first quarter of 2010.

International product revenues accounted for 86% and 87% of total product revenues for the quarters ended April 3, 2010 and April 2, 2011, respectively. Despite declines in global subsidies, Germany remains our largest sales region due, in part, to rapid declines in product pricing. The following table summarizes the concentration of our product revenues by geography and customer for the quarters ended April 3, 2010 and April 2, 2011:

	April 3, 2010	April 2, 2011
By geography:
United States	14%	13%
Germany	79%	72%
All other	7%	15%

	100%	100%

By customer:
IBC Solar AG	26%	35%
Wagner & Co. Solartechnik GmbH	32%	11%
Donauer Solartechnik Vertriebs GmbH	14%	11%
All other	28%	43%

	100%	100%

Cost of product revenues and gross margin. Our cost of product revenues for the quarter ended April 2, 2011 was approximately $57.4 million, a decrease of approximately $15.0 million from $72.4 million for the quarter ended

April 3, 2010. Gross margin for the quarter ended April 2, 2011 was (62.5%) as compared to 7.7% for the quarter ended April 3, 2010. The decline in gross margin primarily resulted from the lower sales volume year over year, the decline in average selling prices, the estimated lower of cost or market adjustment of approximately $17.2 million recorded to the cost basis of our inventory and inefficiencies associated with the shut down of our Devens facility.

As a result of anticipated lower solar panel sales volumes due to production only in Wuhan, China, in addition to continued pressure on selling prices, we do not expect gross margins to improve meaningfully until we begin large scale commercial operations of expanded wafer capacity associated with our industry standard wafer manufacturing strategy, expected to begin during 2012.

Research and development expenses. Our research and development expenses for the quarter ended April 2, 2011 were approximately $5.3 million, an increase of approximately $591,000, or approximately 12%, from $4.7 million for the quarter ended April 3, 2010. This increase is primarily attributable to higher material and equipment expenses of approximately $716,000 associated with our focus to develop an industry standard size wafer in addition to initiatives to improve cell efficiency. In addition, we experienced increased travel expenses of approximately $55,000 primarily in support of our operations in Wuhan, China, offset by lower depreciation expense of $180,000. We expect that research and development expenses will increase in 2011 as we strategically invest in the development of an industry standard size wafer.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended April 2, 2011 were approximately $7.0 million, a decrease of approximately $727,000, or 9%, from $7.7 million for the quarter ended April 3, 2010. This decrease was primarily attributable to lower overall compensation and related expenses of approximately $547,000 primarily due to lower incentive compensation costs, including lower stock compensation costs, offset somewhat by higher base compensation costs including our operation in China. We also incurred lower marketing communication costs of approximately $295,000 as we scaled back marketing initiatives in addition to lower legal costs of approximately $282,000. These declines were partially offset by increased travel costs of approximately $195,000 in addition to an increase in information technology costs of approximately $141,000, mainly in support of our China operations. As a result of the shutdown of our Devens facility and the associated functions impacted by this shutdown, we expect that selling expenses, and to a lesser extent general and administrative expenses, will be lower in 2011 compared to 2010.

Facility start-up. In preparing for the operations of our Midland, Michigan and Wuhan, China facilities, we incurred costs during the quarter ended April 3, 2010 of approximately $3.7 million. For the quarter ended April 2, 2011 we incurred costs of approximately $1.8 million associated with our Midland facility. Start-up costs include salaries and personnel related costs, consulting costs, consumable material costs, utilities and miscellaneous other costs associated with preparing and qualifying these facilities for production. Construction of the facility in Midland began during the third quarter of 2008. Efforts to ramp the facility and qualify its output are on-going. Our facility in China, for which planning began during the second quarter of 2009, started preliminary operations during July 2010.

Restructuring charges. In January 2011, our Board of Directors approved a plan to completely shut down operations at our Devens manufacturing facility to better position us to pursue our industry standard size wafer strategy and preserve our liquidity. In conjunction with the shut down of the facility, we incurred costs of approximately $10.0 million during the quarter ended April 2, 2011. The costs incurred primarily included salary continuation benefits, the write-off of unused materials, facility wind down and contract termination costs.

During the fourth quarter of 2009, our Board of Directors approved a plan to accelerate the strategic initiative at that time of focusing on our unique wafer manufacturing technology by transitioning our Devens, Massachusetts based panel assembly to China beginning in mid-2010, with the expectation of reducing manufacturing costs associated with panel assembly once the transition was complete. For the quarter ended April 3, 2010 we recorded costs of approximately $4.0 million comprised primarily of accelerated depreciation of panel assembly equipment and, to a lesser extent, on-going occupancy costs associated with the closure, in December 2008, of our Marlboro pilot manufacturing facility.

Other income (expense) net. Other income, net of $12.8 million for the quarter ended April 2, 2011 was comprised of approximately $20.1 million from the gain recognized on the early extinguishment of a portion of our long term debt, $3.6 million of net foreign exchange gains that resulted from the fluctuation of the Euro exchange rate primarily on our Euro denominated accounts receivable and $407,000 of interest income. These amounts were offset by approximately $11.4 million in interest expense. Other net expense of $9.8 million for the quarter ended April 3, 2010 was comprised of approximately $7.7 million in interest expense and approximately $2.2 million of net foreign exchange losses, offset slightly by $139,000 in interest income. The higher interest expense for the quarter ended April 2, 2011 is attributable to our higher debt obligations which, in the aggregate, increased by approximately $7.7 million in addition to a higher rate of interest on the new debt obligation.

Net loss. As a result of the foregoing, our net loss was $33.4 million for the quarter ended April 2, 2011 ($0.93 net loss per share, basic and diluted) compared to a net loss of $23.9 million for the quarter ended April 3, 2010 ($0.70 net loss per share, basic and diluted).

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of convertible debt and, to a lesser extent, product and royalty revenues. At April 2, 2011, we had working capital of $131.7 million, including cash and cash equivalents of $31.4 million.

Net cash used in operating activities was $25.7 million and $23.5 million for the quarters ended April 2, 2011 and April 3, 2010, respectively. Cash used in operating activities for the quarter ended April 2, 2011 was primarily due to negative cash flow recognized from our operations of approximately $20.1 million, after adjusting for non-cash charges, and an increase in inventory, including prepaid cost of inventory, of $32.6 million that resulted from our lower than anticipated first quarter 2011 sales volumes. These declines were offset by a decrease in our accounts receivable of approximately $23.9 million. Net cash used in operating activities in the quarter ended April 3, 2010 was due primarily to an increase in our accounts receivable of approximately $13.3 million associated mainly with our increase in sales volume and the timing of payment by two large customers, an increase in inventory of $5.5 million, including the prepaid cost of inventory, associated with higher production volumes at Devens and preparing for operations at our facility in China, and a decrease in interest payable of $3.2 million due to the timing of interest payments.

While we believe the market for solar panels will continue to show good long term growth, uncertainties regarding feed-in-tariffs and other subsidy programs in several markets in Europe, in addition to the long winter season, have substantially slowed the demand for solar panels during the 2011 first quarter. This slow down combined with the continued worldwide capacity expansion has contributed to a significant increase in solar panel inventory throughout the distribution channel. We expect that these factors will likely result in continuing pressure on solar panel selling prices throughout 2011. As the near term remains uncertain, we will adjust our production in Wuhan to help ensure that we can match the market’s demands and at the same time improve our cash-to-cash cycles. However, the cash that we had previously expected to realize through the reduction in accounts receivable and inventory from our recently closed Devens facility will be less than expected and will take longer than expected to realize. Therefore, our near term liquidity has been negatively impacted and will require us to secure additional sources of cash sooner than expected.

Net cash used in investing activities was $2.7 million for the quarter ended April 2, 2011 and $31.3 million for the quarter ended April 3, 2010. The net cash used in investing activities for the quarter ended April 2, 2011 was primarily for capital expenditures of approximately $2.6 million. Of this amount, approximately half was associated with our Wuhan, China manufacturing facility and the remainder for our U.S. operations. In addition, we segregated net cash of approximately $194,000 which was required to cash collateralize a letter of credit required for the purchase of equipment. The net cash used in investing activities for the quarter ended April 3, 2010 was primarily due to capital expenditures of approximately $13.8 million most of which were associated with our Devens, Massachusetts and Midland, Michigan facilities and construction of our Wuhan, China manufacturing facility. In addition, we segregated net cash of approximately $6.8 million which was required to cash collateralize a bank guarantee issued on our behalf for equipment purchases for our China facility. We also advanced the first installment of $2.6 million to Jiawei, our Chinese manufacturing partner, as part of our loan agreement with them. Lastly, we made a payment of approximately $8.1 million in conjunction with the Sovello guarantee.

Most of our outstanding commitments for capital expenditures are associated with our Wuhan, China facility and, to a lesser extent, our Midland, Michigan facility.

Net cash used in financing activities was approximately $1.8 million for the quarter ended April 2, 2011 which was comprised of the costs associated with our 2011 first quarter debt exchange offer. Net cash provided by financing activities for the quarter ended April 3, 2010 was mainly for payment of costs associated with our share increase, offset by proceeds from shares purchased under our Employee Stock Purchase Plan.

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

Convertible Senior Secured Notes Offering

On April 26, 2010 we issued $165 million aggregate principal amount of 13% Convertible Senior Secured Notes due 2015 (“Secured Notes”) in a private placement to Piper Jaffray & Co. who subsequently placed the Secured Notes to investors in accordance with Rule 144A of the Securities Act of 1933, as amended. The Secured Notes are senior secured obligations and are fully and unconditionally guaranteed on a senior secured basis by each of our existing and future direct and indirect wholly owned domestic subsidiaries, subject to certain exceptions. The Secured Notes are secured with a first-priority lien on substantially all of our owned assets and the guarantors, subject to certain exceptions. Interest is payable semi-annually in arrears, and the Secured Notes are convertible into shares of our common stock. Holders have the right to require us to purchase their Secured Notes for cash on April 15, 2013 if more than $50 million in principal amount of our Senior Notes remain outstanding, subject to certain conditions, at a purchase price equal to 100% of the principal amount of the Secured Notes plus accrued and unpaid interest to, but excluding the purchase date. The Secured Notes are convertible into shares of our common stock at a current conversion rate of 87.5410 shares of common stock per $1,000 principal amount of Secured Notes (which is equivalent to a current conversion price of approximately $11.42 per share), subject to adjustment upon occurrence of certain events.

Concurrent with the closing of this offering we used approximately $82.4 million of the net proceeds from this offering for the purchase of $124.5 million aggregate principal amount of our Senior Notes and designated the remainder of the net proceeds of approximately $75 million for general corporate purposes, working capital and capital expenditures for further expansion in China.

Senior Notes Exchange

On February 14, 2011 we announced the expiration and results of our offer to exchange (i) an aggregate principal amount of up to $100,000,000 of new 4.0% Convertible Subordinated Additional Cash Notes due 2020 (the “New Subordinated Notes”) for an aggregate principal amount of up to $200,000,000 of our existing Senior Notes, and (ii) an aggregate principal amount of up to $165,000,000 of new 7.5% Convertible Senior Secured Notes due 2017 (the “New Secured Notes”) for an aggregate principal amount of up to $165,000,000 of our existing Secured Notes, and the related consent solicitation. The exchange offers and consent solicitation expired at 5:00 p.m., New York City time, on February 11, 2011.

As of February 11, 2011, the expiration date, holders of approximately $45.4 million aggregate principal amount of the existing Senior Notes had tendered, and not withdrawn, existing Senior Notes for exchange. Because the total principal amount of the Senior Notes tendered was less than the maximum amount the we would accept in the exchange offer for the Senior Notes, all of the existing Senior Notes validly tendered and not withdrawn were accepted for exchange pursuant to the terms of this exchange offer. Based on the modified “Dutch auction” process described in our Prospectus filed with the Securities and Exchange Commission on February 9, 2011, the clearing exchange ratio for this exchange offer is $500 principal amount of New Subordinated Notes per $1,000 principal amount of existing Senior Notes. An aggregate principal amount of approximately $203.8 million of existing Senior Notes remains outstanding following the consummation of the exchange offer, and approximately $22.7 million in principal amount of New Subordinated Notes have been issued to holders whose existing Senior Notes were accepted for exchange. The aggregate principal amount of New Subordinated Notes issued to any holder was rounded down to the nearest $1,000 and any fractional portion of New Subordinated Notes was paid in cash. On February 17, 2011 we settled the exchange offer for the Senior Notes and paid in cash all accrued and unpaid interest on the existing Senior Notes accepted for exchange to but excluding the settlement date. We will no longer pay interest on any existing Senior Notes that were accepted for exchange, and interest will began to accrue on the New Subordinated Notes commencing on the settlement date.

Less than $50,000,000 aggregate principal amount of the existing Secured Notes were tendered in this exchange offer. Because the minimum tender and consent conditions were not met, we did not accept any existing Secured Notes for exchange and will not amend the indenture governing the existing Secured Notes.

Since the issuance of the New Subordinated Notes, approximately $10.1 million of the New Subordinated Notes have been converted by the holders into approximately 3.9 million shares of our common stock.

As of April 2, 2011 we have approximately $420.4 million of debt. Our estimated annual cash interest expense is approximately $32.6 million including the amount payable in respect of our obligation to HSTIC which is not payable until the maturity of that obligation.

Chinese Joint Venture

Pursuant to the agreements governing our Chinese joint venture, Hubei Science & Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China (“HSTIC”) invested the RMB equivalent of $33 million in Evergreen Wuhan in exchange for 66% of Evergreen Wuhan’s shares. This payment obligation will require us to pay to HSTIC for its shares in Evergreen Wuhan an amount equal to HSTIC’s aggregate investment of $33 million plus interest of 7.5%, compounded annually, no later than 2014.

The Investment Agreement also sets forth certain negative and affirmative covenants and conditions that must be complied with to avoid accelerating our obligation to pay for HSTIC’s shares. Covenants and conditions include, but are not limited to, reporting obligations and approval requirements for certain affiliate transactions and other extraordinary business activities, the absence of any “going concern” qualification in the audit opinion delivered by our independent public accountants and included in our annual report and refraining from filing a petition for bankruptcy protection or otherwise commencing an insolvency proceeding. We were in compliance with these covenants at April 2, 2011. If we receive a going concern qualification or file a petition for bankruptcy protection or otherwise commence a liquidation, HSTIC may accelerate our payment obligation. If we fail to meet our obligation to pay for HSTIC’s shares at the end of five years, or upon the possible acceleration of the payment term, we will be required to relinquish our Board and management control over Evergreen Wuhan.

Liquidity Risk and Management Plans

Cash and cash equivalents, including restricted cash, as of April 2, 2011 were approximately $38.5 million and were approximately $33 million at April 30, 2011 after making our scheduled interest payment of $10.75 million on April 15, 2011 to holders of our Secured Notes.

We last provided an updated discussion on liquidity risk and management plans in our Annual Report on Form 10-K. At that time, we believed that our cash on hand and expected cash to be realized as we converted our Devens accounts receivables and inventory to cash would provide sufficient liquidity to fund our operating needs for the next twelve months. However, since that time, there has been a continued rapid deterioration in the demand for and average selling prices of solar products, driven largely by uncertainties regarding feed-in-tariffs and other subsidy programs combined with the continued worldwide capacity expansion. For Evergreen Solar, this development, as well as a significant rate of order cancellations, resulted in our inability to sell a significant portion of our production for the first quarter. While the first quarter has historically been slow for the solar industry, the sluggish demand has unexpectedly continued into the second quarter of 2011. This longer than expected slow down and the anticipation of further declines in average selling prices have combined to increase solar panel inventory throughout the distribution channel and to decrease product revenues.

As a result of our low year to date sales volume and potentially lower sales for the remainder of this year as the industry balances inventory levels, together with significantly increased pricing pressure, the cash that we had previously expected to realize from liquidating working capital at our recently closed Devens facility will be significantly less than expected and will take longer than expected to realize. Further, the rapid decline in selling prices necessitated a valuation adjustment of approximately $17.2 million for our inventory as of April 2, 2011. As a result of these developments, our near term liquidity has been negatively impacted and will require us to secure additional sources of cash sooner than expected, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over at least the next twelve months which raises substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accordingly, we will continue to aggressively pursue opportunities to address our capital structure in the near term, including restructuring our existing debt, in order to significantly deleverage and better position ourselves to secure additional financing and execute our strategy of developing and supplying the lowest cost industry standard sized wafers to the world’s leading solar panel manufacturers. As part of these restructuring efforts we have engaged legal and financial restructuring advisors, and are in discussions with holders of our outstanding convertible notes regarding the terms of a restructuring. We can make no assurances that we will be able to successfully restructure our debt, but our current expectation is that, in order to significantly deleverage our balance sheet, any restructuring will involve very significant dilution to our existing stockholders, leaving them with at most a very small percentage of our outstanding common stock.

The assessment of our near-term liquidity is based on important factors and assumptions which anticipate certain levels of potential risk. While all business plans anticipate certain levels of risk, we are exposed to additional company-specific risks and uncertainties including, but not limited to:

•

our ability to successfully address our capital structure in the near term, including restructuring our existing debt, in order to significantly deleverage and better position ourselves to secure additional financing, and to obtain additional sources of cash to support both our operations and expansion;

•	the need for our Wuhan manufacturing facility to ramp to 75 MW of capacity and achieve target panel manufacturing cost of $1.25 per watt by mid 2012; and

•

the need for us to continue to make progress on the development of our planned industry standard wafer expansion program allowing further opportunities for growth, including establishing relationships with potential partners and customers for our wafers.

In addition, although our long-term debt does not begin to mature until April 2013, we will actively work to identify sources of liquidity to assist in our ability to repay the debt when it becomes due. There is no assurance that such additional sources of liquidity to repay long-term debt can be obtained on terms acceptable to us, or at all. If we do not complete a restructuring of our outstanding indebtedness prior to the time that we run out of cash or are required to offer to purchase our outstanding convertible notes following a “fundamental change,” or an event of default otherwise occurs that results in acceleration under the indentures for our outstanding convertible notes, we will not have the cash on hand to make the payments required by the governing indentures and may be forced to declare bankruptcy.

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

For the quarter ended April 2, 2011, approximately 83% of our product revenues were denominated in Euros. A significant portion of our product revenues continue to be denominated in Euros, and this portion can vary widely in any one period. As of April 2, 2011 we have two active multi-year solar panel supply agreements which we entered into in 2008, both of which are denominated in Euros. The combined current estimated sales value remaining under these two agreements is approximately $658.4 million at April 2, 2011 exchange rates. These panel supply agreements provide the general terms and conditions pursuant to which certain customers will purchase from us specified annual quantities of solar panels which began in the second half of 2008 and continue through 2013. However, we are in the process of negotiating changes to these agreements in light of the shutdown of our Devens facility and deteriorating selling prices in the marketplace. As a result, it is doubtful that we will fulfill orders under the terms of these agreements prior to their renegotiation.

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

Internal Control Over Financial Reporting

During the quarter ended April 2, 2011, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us or administrative proceedings, we are not a party to any other material legal proceedings within the meaning of Item 103 of Regulation S-K other than the following matter:

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

In addition to the factors included below and discussed elsewhere in this report, you should consider carefully the risks and uncertainties described in the sections entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on March 9, 2011, which describe risks and uncertainties which could materially adversely affect our business, financial condition, results of operations, cash flows and future results. While these are the risks and uncertainties we believe are most important, you should bear in mind that factors may also exist that we cannot anticipate or that we currently do not consider to be significant. These other factors also have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.

We have experienced lower than expected year-to-date sales volume for our existing inventory and our near-term liquidity has been negatively impacted, which will require us to secure additional sources of cash sooner than expected.

We believe that uncertainties regarding feed-in tariffs and other subsidy programs have substantially reduced the demand for solar panels in 2011. Sluggish demand has contributed to a longer than expected slow down in solar panel sales, which has also been exacerbated by continued worldwide capacity expansion. As a result, we have experienced a significant increase in solar panel inventory at the end of the first quarter of 2011 compared to the end of the fourth quarter of 2010. We have been relying on the sale of our existing inventory following the shutdown of our Devens facility to fund in part our operating expenses and our current business plan. To the extent we are unable to sell our existing inventory or are able to sell it at prices substantially lower than we initially estimated, we will need to secure alternate sources of funding for our expenses. We have been unable to secure alternate sources of funding to date and we may fail to do so in the future.

There is substantial doubt regarding our ability to remain a going concern.

There is substantial doubt regarding our ability to maintain liquidity sufficient to operate our business and our ability to continue as a going concern. Our cumulative losses and high level of indebtedness if we do not complete a restructuring of our outstanding indebtedness, in addition to our current liquidity situation, raise substantial doubt as to our ability to continue as a going concern over at least the next twelve months. Our ability to continue as a going concern depends on, among other factors, obtaining additional financing from third parties and a successful restructuring of at least a substantial portion of our existing indebtedness. Unless and until we complete a restructuring, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

A delisting of our common stock from The Nasdaq Capital Market would trigger a “fundamental change” as defined in the indentures governing our outstanding notes and require us to offer to repurchase such notes, which we do not expect that we would be able to do.

The occurrence of a “fundamental change” as defined in the indentures governing the Senior Notes, the Secured Notes and the New Subordinated Notes would require us to offer to purchase the Senior Notes, the Secured Notes and the New Subordinated Notes at 100% of their aggregate principal amount within approximately 40-55 business days of such occurrence. A “fundamental change” would be deemed to have occurred under the indentures governing the Senior Notes, the Secured Notes and the New Subordinated Notes in the event our common stock is delisted from The Nasdaq Capital Market.

On July 1, 2010, we received a deficiency letter from The Nasdaq Global Market stating that, based on the closing bid price of our common stock for the 30 consecutive business days preceding such date, we no longer met the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Marketplace Rule 5450(a)(1). To address this issue, among other things, we implemented a 1-for-6 reverse stock split, which became effective on January 1, 2011 and we regained compliance with the minimum bid price rule. We expect that, if we do not complete a restructuring of our outstanding indebtedness, in light of our limited liquidity and significant amounts of outstanding debt, we face the risk of our share price falling below $1.00 again and accordingly being delisted from The Nasdaq Capital Market, which would trigger the put rights with respect to the Senior Notes, the Secured Notes and the New Subordinated Notes.

Pursuant to the agreements governing our Chinese joint venture, we could be required to purchase equity interests in the joint venture in the event that we receive a “going concern qualification” from our auditor or file for bankruptcy protection.

The agreements governing our Chinese joint venture require us to purchase equity interests in our Chinese joint venture for $33.0 million plus related interest payable, to Hubei Science and Technology Investment Co., Ltd., an investment fund sponsored by the government of Hubei, China, or HSTIC, by July 24, 2014. If we receive a “going concern qualification” from our independent auditor delivered in an audit opinion included in our annual report or file for bankruptcy protection or otherwise commence a liquidation proceeding, HSTIC has the option to assume control of the joint venture and to require us to purchase the equity interests within three months. A failure by us to purchase such interests when required may constitute an event of default under the indenture governing the Senior Notes, Secured Notes, and the New Subordinated Notes entitling the holders of those notes to demand repayment in full there under. Moreover, we believe that a good working relationship with HSTIC is a key component to any successful implementation of our business plan, which could become impaired if we are required to purchase HSTIC’s joint venture interests but are unable to do so.

If we are successful in restructuring our outstanding indebtedness, we expect our existing stockholders may be substantially or completely diluted.

We are aggressively pursuing opportunities to address our capital structure in the near term, including restructuring our existing debt, in order to significantly deleverage and better position it to secure additional financing and execute our strategy of developing and supplying the industry standard sized wafers. As part of result of these restructuring efforts and discussions with legal and financial restructuring advisors, and with holders of our outstanding convertible notes regarding a possible restructuring, we expect that if we complete a restructuring of our outstanding indebtedness, which will be very difficult to accomplish, our existing stockholders will retain a very small or no equity interest in the Company.

If we fail to restructure our outstanding indebtedness in the near term, we may be forced to seek bankruptcy protection.

If we do not complete a restructuring of our outstanding indebtedness prior to the time that we run out of cash or are required to offer to purchase our outstanding notes following a “fundamental change,” or an event of default otherwise occurs under the indentures for our outstanding notes that results in acceleration, we will not have the cash on hand to make the payments required by the governing indentures and may be forced to declare bankruptcy. If we file for bankruptcy protection, we expect that our current stockholders will receive little or no recovery and, if we cannot agree with the holders of our outstanding indebtedness on a plan of reorganization, we may be forced to liquidate.

If we cannot reduce manufacturing costs at our existing facility in Wuhan, China or achieve the cost targets we expect with our industry standard size wafer program, we may not be able to provide product at competitive prices or achieve sustainable gross margins.

The commodity nature of the solar panel industry requires manufacturers to continuously lower costs in order to remain competitive. Increased competition, rapid capacity growth and significant declines in manufacturing costs have resulted in a prolonged and substantial decline in selling prices. With further capacity expansion expected, pricing pressure is expected to continue for the foreseeable future. We must be able to reduce our total panel manufacturing costs, including costs incurred by our subcontract manufacturing partner in Wuhan, China in order to remain competitive and generate margins that can help sustain our business. For example, we expect that we will need to reduce our total panel manufacturing costs in Wuhan, China to $1.25 per watt or less by mid -2012. If we cannot reduce our manufacturing costs of solar panels as quickly or to the extent that we expect, we may not generate margins sufficient to provide adequate cash to support the panel operation in Wuhan, China.

We have also embarked on a strategy to develop an industry standard size wafer that we expect will provide substantial cost savings for the industry and will be the driver of our growth over the long term. We expect that once our industry standard size wafer is developed and production is expanded to substantial commercial scale, we will be able to produce a wafer for $0.25 per watt within the next few years. If we do not achieve our cost targets associated with the industry standard size wafer at reasonable volumes or within our expected timeframe, we may not be able to sell wafers at prices that would generate sufficient gross margins to support the continued growth of our business or achieve profitability.

Item 5.	Other Information

On May 10, 2011, the Company entered into severance agreements with the Company’s current executive officers. In an effort to continue to promote retention and assure a stable and dedicated senior management team during the Company’s efforts to restructure its balance sheet and advance its industry standard wafer development program, the Company’s Compensation Committee approved a form of severance agreement for the Company’s executive officers that is substantially consistent with the severance arrangements that have been made on an ad hoc basis for other executive officers that have been terminated without cause. The Company has entered into this form of severance agreement with each of its current executive officers, including its Chief Executive Officer and Chief Financial Officer.

These severance agreements provide for continuation of salary and health care benefits if the executive is terminated without cause, with nine months for the CEO and six months for other executive officers. Up to an additional nine months or six months, as applicable, of salary and benefits will be paid to a terminated executive if the executive remains unemployed at the end of the nine or six month initial salary continuation period. The severance agreements also provide for terminated employees to receive a prorated portion of any corporate bonus that is awarded for 2011 or 2012, as applicable, if the executive remains employed on July 1 of the applicable year. In connection with entering into these new severance agreements, executives who had previously entered into change of control based severance agreements have agreed to terminate those earlier agreements. A copy of the form of Severance Agreement is included as an exhibit to this report on Form 10-Q and the foregoing description of these agreements with our executive officers is qualified in its entirety by the terms of the form agreement.

Item 6.	Exhibits

Exhibits are as set forth in the section entitled “Exhibits Index” which follows the section entitled “Signatures” in this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN SOLAR, INC.

Date: May 12, 2011

/s/ Donald W. Reilly
Donald W. Reilly
Chief Financial Officer

Exhibits Index

Number	Description	Incorporation by Reference

3.1	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed February 15, 2011	*

4.1	Indenture for Subordinated Debt Securities, dated as of February 17, 2011, by and between the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated February 17, 2011 and filed on February 17, 2011

4.2	First Supplemental Indenture, dated as of February 17, 2011, by and between the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated February 17, 2011 and filed on February 17, 2011

4.3	Form of 4.0% Convertible Subordinated Additional Cash Note due 2020	Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated February 17, 2011 and filed on February 17, 2011

10.1§	Form of Severance Agreements by and between the Company and its executive officers	*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(d) and Rule 15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

§	Indicates a management contract or compensatory plan, contract or arrangement.
*	Not applicable (filed herewith).

E-1